Form 10-K/A
period 2021-12-31
McEwen Mining Inc.
filed 2022-05-27
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $633,678,600 based on the closing price of $1.38 per share as reported on the NYSE. There were 473,687,391 shares of common stock outstanding on March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

Explanatory Note

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2022 (the “Original Filing”) to correct a scrivener’s error in the Gold and Silver Reserves and Resources tables presented in Item 1 of the Original Filing. Specifically, many of the total gold and silver grades in the tables were incorrectly disclosed in the Original Filing. The Company has also corrected some clerical errors in the exhibit list included in Item 15.

The Gold and Silver Reserves and Resources tables included in Item 1 of the Amendment, as well as the exhibit list, have been restated to correct the errors. The remainder of the Original Filing, in addition to the tables referenced in the preceding sentence, is included for the convenience of the reader.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC subsequent to March 7, 2022.

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

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

 Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Canadian securities laws, and as a result, we have reported our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions. All disclosure of mineral resources and mineral reserves in this report are reported in accordance with S-K 1300.

Investors should be aware that the estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by Peter Mah, P.Eng., Chief Operating Officer, and Luke Willis, Director, Resource Modeling, each a “qualified person” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of our material properties which are included as exhibits to this Report.

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

PART I

ITEM 1.  BUSINESS

History and Organization

We are a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico and Argentina. We were incorporated under the laws of the state of Colorado in 1979. We own 100% of the Black Fox mine and Stock mill in Ontario, Canada, a 100% interest in the Gold Bar mine in Nevada, 100% of the formerly-producing El Gallo Project in Sinaloa, Mexico, 81.4% of McEwen Copper, the owner of the Los Azules copper deposit in San Juan, Argentina, and a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina. MSC is controlled by the majority owner of the joint venture, Hochschild Mining plc (“Hochschild”). Since we own less than a 50% interest in MSC, we account for our interest as an unconsolidated subsidiary using the equity method of accounting. In addition to our operating properties, we hold interests in advanced-stage and exploration-stage properties and projects in the United States, Canada, Mexico and Argentina, including the Los Azules copper project (“Los Azules”) in Argentina.

Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017 and the acquisition of the Black Fox mine and Stock mill in October 2017. These two acquisitions provided us with an operating mine, mill and significant land interests in the historic Timmins mining district of Ontario. On September 19, 2021, the Froome deposit at the Black Fox mine achieved commercial production.

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

During 2021, we re-organized our subsidiary, McEwen Copper Inc. (“McEwen Copper”), through which we historically held an indirect 100% interest in the Los Azules copper project in the province of San Juan, Argentina and Nevada Creek property. During the year ended December 31, 2021, we closed the first tranche of a private placement, a $40 million investment by an affiliate of our Chairman and CEO, Rob McEwen, in exchange for a 18.6% interest in McEwen Copper. McEwen Copper is included for the period August 19 to December 31, 2021, which is reported at 81.4% non-controlling interest. For further information, see Item 8. Financial Statements and Supplementary Data, Note 20 Non-Controlling Interests.

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

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in Elko, Nevada (U.S.), Matheson, Canada, Guamuchil, Mexico, and San Juan, Argentina. Our website is www.mcewenmining.com. We make available at no cost our periodic reports including Forms 10-K, 10-Q and 8-K, and news releases and certain of our corporate governance documents, including our Code of Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX.”

In this report, unless otherwise noted, “Au” represents gold; “Ag” represents silver; “Cu” represents copper, “oz” represents troy ounce; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square, and C$ refers to Canadian dollars. All our financial information is reported in United States (U.S.) dollars, unless otherwise noted.

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

During 2021, production consisted of 100% doré from the Gold Bar mine, 99% doré and 1% slag and fine carbon from the Black Fox mine was and approximately 92% doré and 8% slag and fine carbon from the El Gallo Project. Production from the San José mine consisted of approximately 40% doré and 60% concentrate.

During 2021, we reported the following consolidated production attributable to us:

	Gold	Silver	Gold equivalent
Consolidated Production	ounces	ounces	ounces(1)
Gold Bar mine	43,881	1,142	43,894
Black Fox mine	30,016	—	30,016
El Gallo Project	3,543	7,045	3,643
San José mine (on 49% basis)	40,971	2,572,286	76,839
Total Production	118,411	2,580,473	154,392
(1)	Calculated using an average silver to gold ratio of 72:1 at the 100% owned operations and at the San José mine.

Gold and silver bullion obtained from the doré produced in USA, Canada, Mexico and the San José mine are sold at the prevailing spot market price. Concentrates produced by the San José mine are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price at the relevant quotation period stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC estimates the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

During 2021, revenues from gold and silver sales were $79.2 million from the Gold Bar mine, $50.7 million from the Black Fox mine, $6.6 million from the El Gallo Project, and $133.2 million from the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments and Note 9, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2022 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average

	(in dollars per ounce)
2019	1,546	1,270	1,393	19.31	14.38	16.21
2020	2,067	1,474	1,770	28.90	12.00	20.50
2021	1,943	1,684	1,799	29.59	21.53	25.14
2022 (through March 4, 2022)	1,945	1,788	1,845	25.32	22.24	23.46

On March 4, 2022, the London P.M. Fix for gold was $1,945 per ounce and the London Fix for silver was $25.15 per ounce.

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

Gold and Silver Reserves

We have established gold and/or silver reserves at two of our properties: Gold Bar and San José. In 2020, through consultations with field experts, we completed work around the Gold Bar mineral reserve to revise the previous estimate. The work included drilling and metallurgical testing, geological and structural modelling and a 110,500 feet (33,700 m) drill program. On January 7, 2021, we announced the updated Indicated Resource and Probable Reserve Estimates of the Gold Bar mine and subsequently filed the 43-101 Technical Report on February 22, 2021.

The following tables summarize the mineral resources, exclusive of reserves, for gold, silver and other metals attributable for all our properties for the last two fiscal years.

Canada

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au gpt	Met Rec %
Froome	790	4.47	113	641	3.92	81	1,432	4.22	194	276	3.32	29	2.35	87
Grey Fox	-	-	-	7,566	4.80	1,168	7,566	4.80	1,168	1,685	4.35	236	2.30	85
Stock West	-	-	-	1,171	3.83	144	1,171	3.82	144	1,049	3.30	111	1.95	94
Fuller	-	-	-	1,149	4.25	157	1,149	4.25	157	693	3.41	76	2.30	88
Stock East	-	-	-	1,232	2.41	95	1,232	2.40	95	21	2.32	2	1.67	94
Others	484	6.30	98	1,227	2.18	86	1,711	3.34	184	309	5.13	51
Total	1,274	5.15	211	12,986	4.15	1731	14,261	4.24	1942	4,033	3.89	505

Mineral resources, exclusive of reserves, as at December 31, 2020:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)
Froome	-	-	-	1,104	5.09	181	1,104	5.09	181	52	4.13	7
Grey Fox	-	-	-	3,917	7.05	888	3,917	7.05	888	818	6.58	173
Stock West	-	-	-	-	-	-	-	-	-	-	-	-
Fuller	-	-	-	5,660	1.92	351	5,660	1.92	351	3,548	2.16	247
Stock East	-	-	-	2,417	1.55	121	2,417	1.55	121	262	0.91	8
Others	1,149	4.30	159	1,453	2.91	136	2,603	3.54	296	705	4.81	109
Total	1,149	4.30	159	14,551	3.58	1677	15,701	3.64	1837	5,385	3.14	544

United States

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (opt)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (opt)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (opt)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (opt)	Contained Au (000s oz)	COG Au opt	Met Rec %
Gold Bar, Nevada	-	-	-	1,342	1.92	82.4	1,342	1.92	82.4	1,774	0.79	44.4	0.0065 - 0.0121	var*
Total	-	-	-	1,342	1.92	82.4	1,342	1.92	82.4	1,774	0.79	44.4

*78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery

Mineral resources, exclusive of reserves, as at December 31, 2020:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tons (000s)	Au Grade (opt)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (opt)	Contained Au (000s oz)	Tons (000s)	Au Grade (opt)	Contained Au (000s oz)	Tons (000s)	Au Grade (opt)	Contained Au (000s oz)	COG Au opt	Met Rec %
Gold Bar, Nevada	-	-	-	1,129	1.95	71.2	1,129	1.95	71.2	1,982	0.82	52	0.0065 - 0.0121	var*
Total	-	-	-	1,129	1.95	71.2	1,129	1.95	71.2	1,982	0.82	52

*78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery

Argentina

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,800	0.06	1,394	788,800	0.06	1,394	2,186,000	0.04	3,116	0.2%Cu	90
San Jose (49% attrib.)	56	5.09	9.2	49	2.41	4	106	3.84	4	901	5.22	151.1	240gpt AgEq	90
Total	56	5.09	9.2	788,849	0.06	1,398	788,906	0.06	1,398	2,186,901	0.05	3,267.1

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,840	1.80	45.7	788,800	1.80	45.7	2,186,000	1.60	111	0.2%Cu	90
San Jose (49% attrib.)	56	310	0.6	49	204	0.3	106	260	0.9	901	332	9.6	240gpt AgEq	90
Total	56	310	0.6	788,889	1.80	46	788,906	1.80	46.6	2,186,901	1.72	120.6

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,800	0.48	8.4	788,800	0.48	8.4	2,186,000	0.33	15.8	0.2% Cu	90
Total	-	-	-	788,800	0.48	8.4	788,800	0.48	8.4	2,186,000	0.33	15.8

Molybdenum	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,800	0.003	47	788,800	0.003	47	2,186,000	0.003	159.1	0.2%Cu	90
Total	-	-	-	788,800	0.003	47	788,800	0.003	47	2,186,000	0.003	159.1

Mineral resources, inclusive* of reserves, as at December 31, 2020:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)
Los Azules (100%)	-	-	-	962,000	0.06	1,700	962,000	0.06	1,700	2,666,000	0.04	3,800
San Jose (49% attrib.)*	858	7.89	218	490	5.68	89	1,348	7.09	307	912	5.58	164
Total	858	7.89	218.0	962,490	0.06	1,398	963,348	0.06	2,007	2,666,912	0.05	3,964

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)
Los Azules (100%)	-	-	-	962,000	1.80	55.7	962,000	1.80	55.7	2,666,000	1.60	135.4
San Jose (49% attrib.)*	858	484	13.4	490	335	5	1,348	429	19	912	345	10.1
Total	858	484	13.4	962,490	1.97	1,398	963,348	2.40	74.7	2,666,912	1.70	146

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)
Los Azules (100%)	-	-	-	962,000	0.48	10.2	962,000	0.48	10.2	2,666,000	0.33	19.3
Total	-	-	-	962,000	0.48	10.2	962,000	0.48	10.2	2,666,000	0.33	19.3

Molybdenum	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)
Los Azules (100%)	-	-	-	962,000	0.003	57.3	962,000	0.003	57.3	2,666,000	0.003	194
Total	-	-	-	962,000	0.003	57.3	962,000	0.003	57.3	2,666,000	0.003	194

*2020 Resources exclusive of Reserves not calculated under Industry Guide 7 in 2020 by JV partners.  There are no reserves at Los Azules

Mexico

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	COG	Met Rec %
Fenix	9.8	0.46	146	5	0.23	35	14.5	0.39	182	0.2	0.31	2	var**	var**
Total	9.8	0.46	146	5	0.23	35	14.5	0.39	182	0.2	0.31	2

Silver	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	COG	Met Rec %
Fenix	9.8	17	5,236	5	95	14,294	14.5	42	19,530	0.2	46	293	var*	var**
Total	9.8	17	5,236	5	95	14294	14.5	42	19,530	0.2	46	293

* Heap Leach has no COG as the entire heap is processed with zero selectivity; El Gallo Silver COG 58gpt Ag;

** Recoveries HLP 85% Au, 60% Ag; EGS 86% Au, 75% Ag

Mineral resources, exclusive of reserves, as at December 31, 2020:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)	Tonnes (Mt)	Au Grade (g/t)	Contained Au (koz)
Fenix	9.8	0.48	150	5	0.23	35	14.5	0.39	186	0.2	0.31	2
Total	9.8	0.48	150	5	0.23	35	14.5	0.39	186	0.2	0.31	2

Silver	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)	Tonnes (Mt)	Ag Grade (g/t)	Contained Ag (koz)
Fenix	9.8	17	5,242	5	95.00	14,295	14.5	41	19,537	0.2	46	293
Total	9.8	17	5,242	5	95.00	14295	14.5	41	19,537	0.2	46	293

The following table is a variance of the mineral resources from December 31, 2020 and December 31, 2021:

Property	Measured			Indicated			Measured & Indicated			Inferred
	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %
Froome	100	100	100	-42	-23	-55	30	-17	7	431	-20	314
Grey Fox	-	-	-	93	-32	32	93	-32	32	106	-34	36
Stock West	-	-	-	-	-	-	-	-	-	-	-	-
Stock East	-	-	-	-49	55	-21	-49	55	-21	-92	155	-75
Fuller	-	-	-	-80	121	-55	-80	121	-55	-80	58	-69
Gold Bar	-	-	-	16	-2	14	16	-2	14	-12	-6	-17
Los Azules	-	-	-	-18	-	-18	-18	-	-18	-18	-	-18
Mexico	-	-4	-3	-	-	-	-	-	-2	-	-	-

*Mexico, no change in Resources exclusive of Reserves; San Jose, calculation not made.

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by Peter Mah, P.Eng., Chief Operating Officer, and Luke Willis, Director, Resource Modeling, each a “qualified person” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of our material properties which are included as exhibits to this Report.

The following table summarizes the estimated portion of proven and probable gold and silver reserves attributable to us for the Gold Bar mine and San José mine as of December 31, 2021.

	Gold Reserves at December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(gpt)	(koz)	(kt)	(gpt)	(koz)	(kt)	(gpt)	(koz)
Gold Bar mine (1)	-	-	-	14,053	0.82	370	14,053	0.82	370
San José mine (2)	381	5.69	70	351	5.68	64	733	5.69	134

Silver Reserves at December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(gpt)	(moz)	(kt)	(gpt)	(moz)	(kt)	(gpt)	(moz)
San José mine (2)	381	368	4.5	351	314	3.5	733	342	8.1
(1)	The reserve estimate for the Gold Bar mine as at December 31, 2021 was prepared by Joseph McNaughton, P.E., Senior Mining Engineers, Partner, Independent Mining Consultants
(2)	The reserve estimate for the San José mine as at December 31, 2021, presented on a 49% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”).

The following table summarizes the estimated portion of proven and probable gold and silver reserves attributable to us for the Gold Bar mine San José mine as of December 31, 2020.

	Gold Reserves at December 31, 2020
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(gpt)	(koz)	(kt)	(gpt)	(koz)	(kt)	(gpt)	(koz)
Gold Bar mine	-	-	-	15,570	0.84	420	15,570	0.84	420
San José mine	399	6.73	86	92	5.46	16	491	6.49	102

Silver Reserves at December 31, 2020
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(gpt)	(moz)	(kt)	(gpt)	(moz)	(kt)	(gpt)	(moz)
San José mine	399	409	5.3	92	354	1.0	491	399	6.3

Footnotes to 2021 Mineral Resource and Mineral Reserves

Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that any part of the Mineral Resources estimated will be converted into a Mineral Reserves estimate. The numbers in the tables have been rounded to reflect the accuracy of the estimates and may not sum due to rounding. The Inferred Mineral Resource in these estimates has a lower level of confidence than that applied to an Indicated Mineral Resource and must not be converted to a Mineral Reserve. It is reasonably expected that the majority of the Inferred Mineral Resource could be upgraded to an Indicated Mineral Resource with continued exploration; Quantity and grade of reported Inferred resources are uncertain in nature and there has been insufficient exploration to classify these Inferred resources as Measured or Indicated.

UG Mineral Resources include the ‘must take’ minor material below cut-off grade within the mineable shape optimizer stopes that are generated by above-cut-off grade blocks.

The Mineral Resources in this report were estimated and reporting using the regulation S-K 1300 of the United States Securities and Exchange Commission (“SEC”).

Fox Complex

Mineral Resources for Froome are reported above an economic cut-off grade of 2.35 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, haulage cost of C$4.70/t, refining cost of C$1.82/oz, metallurgical recovery of 87%, royalty buyout of C$1.21/t, dilution of 15%, and realized gold price of US$1,632/oz (after Sandstorm Stream).

Mineral Resources for Grey Fox are reported above an economic cut-off grade of 2.30 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, haulage cost of C$5.64/t, refining cost of C$1.82/oz, metallurgical recovery of 85%, royalty NSR of 2.65%, dilution of 15%, and gold price of US$1,725/oz.

Mineral Resources for Stock West are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, refining cost of C$1.82/oz, metallurgical recovery of 94%, dilution of 15%, and gold price of US$1,725/oz.

Mineral Resources for Fuller are reported above an economic cut-off grade of 2.30 g/t gold assuming underground extraction methods and based on a mining cost of C$90/t, process cost of C$24.55/t, G&A cost of C$10.50/t, haulage cost of C$6.64/t, metallurgical recovery of 88%, 10% Net Profits Interest (NPI) royalty, dilution of 10% and gold price of US$1,725/oz.

Mineral Resources for Stock East are reported above an economic cut-off grade of 1.67 g/t gold assuming underground extraction methods and based on a mining cost of $60.61/t, process cost of $18.60/t, G&A cost of $7.95/t, metallurgical recovery of 94%, and gold price of US$1,725/oz.

Resources were calculated using a gold price of U$1725 based on industry consensus on long-term metal prices in late 2020.  Resources are stated as in-situ. There are no Mineral Reserves stated in 2021 - Black Fox Mine reserves were depleted in 2021 when mining ceased in May.  For all properties, a change in commodity price led to a change (generally lower) in the COG used to calculate resources.  In addition, the use of UG constraining shapes to better define reasonable prospects for economic extraction were used.  Some of the deposits used improvements to modelling and estimation methodology and updates based on drilling results.  Black Fox Mine and Froome included changes due to mining depletion.

Gold Bar

Mineral reserves equal the total ore planned for processing from the mine plan based on a $1,650/oz gold price.  Mineral reserves are based on the following economic input parameters: $3.80/ avg. ore ton mining cost, $2.88/ avg. waste ton mining cost, $4.91/ore ton crushed process cost, $3.77/ore ton ROM process cost, $3.22/ore ton G&A cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, 1% royalty at GBS only.

The stated Reserves are based on a variable cut-off grade based on rock type, mining area, carbon content, clay content and process response. The grades reported from Pick and Ridge include a mining dilution based on the surrounding block grades. Reserves are contained within an engineered pit design between the $1,250/oz and $1,400 gold sales price Lerchs-Grossman pit shells, based on end of December 2021 topography.

Mineral resources are based on the following economic input parameters: $3.19/ore ton mining cost, $1.99/waste ton mining cost, $4.91/ore ton crushed process cost, $3.77/ore ton ROM process cost, $3.16/ore ton G&A cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, 1% royalty at Gold Bar South (GBS) only.  Resources stated are contained within a $1,725/oz Gold sales price Lerchs-Grossmann (LG) pits based on end of December 2021 topography

The Metal price used (U$1725) for resources is based on the consensus pricing forecasts based on Q4 2020 data.  Resources are reported as in-situ. Recoveries are variable and as follows: 78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery.  Cut-off grades are variable and based on the presence or not of clay content, carbon content and recoveries.

The metal price used (U$1650) for reserves reflects a conservative combination of a recent trailing average sourced from Kitco’s Historic Price data and a consensus forecast via Bloomberg.  Recoveries are variable and as follows: 78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery.  Cut-off grades are variable and based on the presence or not of clay content, carbon content and recoveries and range from 0.0065opt to 0.0121opt.  The reference point for the Mineral Reserves is at the primary crusher.

Changes in Mineral Resources are due to mining depletion during 2021.  The following changes have impacted the project Reserves: Mining depletion at Pick; the Gold Price has increased from $1500/toz to $1650/toz; the operating costs increased largely driven by an increase in mining costs; project costs were re-estimated based on current mining activity and new contractor quotes; the schedule has been updated based on the revised metal prices and costs.

San Jose

Reported resources and reserves are McEwen’s 49% attributable interest.  Hochschild has a 51% interest in San José.

Metal equivalent used AgEq = (Au x 72) + Ag

Resources reporting Cut-off: 240 g/t AgEq; For Reserves AgEq Cut-offs: cut & fill 269 g/t AgEq., long hole 191 g/t AgEq.

Resources are in situ.  Reserves as presented are in place and include average internal dilution of 5%, average mining and geotechnical dilution of 46%, and mine extraction of 37%, but do not include allowances for mill or smelter recoveries.  For the 2021 Mineral Reserve Estimate, inaccessible Mineral Resources that contained insufficient tonnages to permit the development of local infrastructure, Mineral Resources in mined out/ isolated areas, Mineral Resources located in sill and rib pillars and operationally lost Mineral Resources were not included in the Mineral Reserve Estimate.

Metal prices of U$1800/oz Au and U$26/oz Ag were used for Resources based on a long-term consensus forecast for reserve prices with ~15% increase for resource prices.  Metal prices of U$1600/oz Au and U$23/oz Ag were used based on long term consensus forecast for reserve prices.  Ongoing definition, delineation and mine exploration drilling leads to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral resources and reserves.  Mine depletion, commodity price changes and equivalents leading to COG changes will also have an effect on the comparative data.

It should be noted that the San José Mine has a history of increasing Mineral Reserves over time, both from upgrading Inferred Mineral Resources to Indicated Mineral Resources, and from exploration success. Changes to internal and external dilution and ore loss rates will affect the Reserve balance

Los Azules

Mineral Resource is reported inside of a pitshell, the parameters assumed are a copper price of $2.75/lb, operating costs of $1.70/t mining, $5.00/t for processing and $1.00/t for G&A, and Copper metallurgical recovery of 90%. Mineral Resource is reported with a cut-off grade of 0.20% Cu.

Mexico

Gold and Silver Resources were calculated using metal prices of U$1300/oz and U$16/oz respectively. These prices were based off the 3-year trailing average of the London Closing Fix for 2017-2019 ($1306 and $16.32) sourced from Kitco’s Historical Data charts.

Resources are stated as in situ for El Gallo Silver and as crushed and stacked ready for hauling and processing at the El Gallo Gold HLP.

El Gallo Silver: Milling recovery assumptions of 86% (sulfide) and 75% (oxide) for silver and 86% gold. Mining costs of $1.95/t, processing and G&A costs of $26.15/t milled were used. Resources are stated within an optimized pitshell indicating prospects for eventual economic extraction.

Heap Leach Pad: Because of the unconsolidated nature of the heap leach material, the mine schedule plans to mine the entire heap without the benefit of selectivity. Sub-cut-off leach pad material will inherently have potential acid generating sulfide liabilities if placed in our waste dumps and so it will be prudent to process the entire leach pad and place tailings in a previously mined pit at an overall environmental and economic benefit.

Recovery assumptions of 85% Au and 60% Ag.

The differences in annual Resources at El Gallo Gold are attributed to the Heap Leach operation. Residual leaching continued in 2021 and continues into 2022. There was a minor amount of metal recovered (c.3.6koz Au and 7.0koz Ag) at the operation in 2021.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration and production industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States, Canada, Mexico, Argentina, and other areas where we may conduct our mining or exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have significantly greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine precious and base metals but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company not only being unable to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

General Government Regulations

In the United States, Canada, Mexico and Argentina, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third-party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include but are not limited to:

●	mineral concession rights.
●	surface rights.
●	water rights.
●	mining royalties.
●	environmental laws.
●	mining permits.
●	mining and income taxes.
●	health and safety laws and regulations.
●	labor laws and regulations.
●	export regulations.

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

Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2021, we accrued $35.5 million for reclamation costs relating to currently developed and producing properties. These amounts are included in Asset Retirement Obligation on the Consolidated Balance Sheets.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and the state of Nevada, where our U.S. operations are conducted.  For example, certain mining wastes resulting  from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but we are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Endangered Species Act and state law equivalents. See Note 12 to our consolidation financial statements, Reclamation and Remediation Liabilities, for information on reclamation obligations under governmental environmental laws.

We have reviewed and considered current federal legislation relating to climate change and do not believe it to have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.

Foreign Government Regulations

Canada, where the Black Fox mine, Stock mill and other exploration and development projects are located, and Mexico, where the El Gallo Project and Fenix Project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the U.S. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of exploration and mining operation activities. We have received all permits required to operate our current activities in Canada and Mexico and have received all permits necessary for the exploration activities being conducted at our non-U.S. properties.

Customers

Production from Gold Bar, Black Fox, and the El Gallo Project is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

We have doré purchase agreements with Canadian financial institutions, Asahi Refining (“Asahi”), our refiner, and with metals trading companies.  Under the terms of our doré purchase agreements, we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at Gold Bar, Black Fox and the El Gallo Project prior to the completion of refining.  During the year ended December 31, 2021, 97% of our consolidated sales were made to Asahi, with 38% of the sales made through the doré purchase agreement.

During the year ended December 31, 2021, 92% of  the total sales from the San José mine were made to three companies: Aurubis AG, a German company, accounted for 15% of  the total sales, LS Nikko, a Korean Company, accounted for 35% of  the total sales and Argo-Heraeus, a Swiss company, accounted for 42% of  the total sales. MSC has sales agreements with each of these purchasers.

In the event that our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and may affect our operating results.

Human Capital Resources

As of December 31, 2021, we had 430 employees, including 83 in the United States, 27 in Toronto, Ontario, Canada, 189 in Timmins, Ontario, Canada, 96 in Mexico, and 35 in Argentina. All our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, Mexico, and Argentina include management, laborers, craftsmen, mining, geologist  environmental specialists, information technologists, and various other support roles. As of December 31, 2021, MSC had 1,462 employees in Argentina. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For Canada and United States, we also engage independent contractors for technical and professional expertise as well as extractive and exploration activities such as drilling, geophysics, hauling and crushing. Of our employees in Mexico, 48 are covered by union labor contracts  and  we believe we have good relations with them.

As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry.  Over 93% of U.S. employees are enrolled in our medical benefit plan, and over 90% of U.S. employees contribute to our 401(k) plan and 94% of employees in Canada contribute to our Deferred Profit Share Plan. Supplemental healthcare is provided above government requirements in both Canada and Mexico.

ITEM 1A.  RISK FACTORS

Our operations and financial condition are subject to significant risks, including those described below. You should carefully consider these risks. If any of these risks actually occurs, our business, financial condition, and/or results of operation could be adversely affected. This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that may be affected by several risk factors, including those set forth below. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Financial Condition, Results of Operation and Cash Flows

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver, and copper and these prices can be volatile.

The profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold, silver and copper. The price of gold, silver and copper may also have a significant influence on the market price of our common stock. Historically, the market price of gold and silver has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, global or national political or economic conditions, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, and a number of other factors such as industrial and commercial demand. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. This is especially true since we do not hedge any of our sales.

We derive all of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change.  A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. In the event metal prices decline or remain low for prolonged periods of time, our existing producing properties may become uneconomic, and we might be unable to develop our undeveloped properties, which may further adversely affect our results of operations, financial performance and cash flows. An asset impairment charge may also result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of gold and/or silver.

Our results of operations have been and could in the future be materially and adversely affected by the impairment of assets.

During 2021, the price of gold, as measured by the London PM fix, fluctuated between $1,684 and $1,943 per ounce, while the price of silver fluctuated between $21.53 and $29.59 per ounce. As at March 4, 2022, gold, silver and copper prices were $1,945 per ounce, $25.15 per ounce, and $4.82 per pound, respectively.

We have incurred substantial losses in recent years and may never return to profitability.

During the three years ended December 31, 2021, we have incurred pre-tax losses on an annual basis of $64.2 million $153.7 million and $63.6 million. As of December 31, 2021, our accumulated deficit, which includes noncash impairment charges, was $1.2 billion. In the future, our ability to become profitable will depend on the profitability of the Gold Bar, Black Fox, including the Froome mine, and San José mines, our ability to generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties and our interest in the Los Azules copper project. In pursuit of profitability, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our business requires substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations. In addition, our ongoing reliance on equity funding will result in continued dilution to our existing shareholders.

We have in the past and will likely in the future require significant capital to develop our exploration projects. A significant portion of that funding in the past has come in the form of sales of our common stock.  We continue to evaluate capital and development expenditure requirements as well as other options to monetize certain assets in the Company’s portfolio including Los Azules, Grey Fox, Stock and the Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or for other purposes, on terms that are favorable to us or at all, in which case, our ability to replace reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and in the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2021, we had an outstanding long term, secured debt with a principal amount of $50.0 million. Repayment of the loan is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly interest payments, to begin making monthly principal payments of $2 million August 2022 for 12 months and a final $26 million payment on August 31, 2023. During 2021, the Company entered into negotiations with the lenders to defer the repayment of the debt and also change the terms that will be favorable to the Company. As of March 4, 2022, discussions are ongoing to extend debt repayments and more favorable terms.

We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Even if we have sufficient cash flow to retire the debt, those payments will affect the amount of cash we have available for capital investment, exploration, ongoing operations and other purposes. Payments on our debt may also inhibit our ability to react to changing business conditions.

Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.

Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings, or other financing will be available to us in an amount sufficient to enable us to pay principal and interest on our indebtedness or to fund our other liquidity needs. Decreases in precious metal prices, in addition to our ability to execute our mine plans at existing operations, may adversely affect our ability to generate cash flow from operations. If our cash flow and existing capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital, or restructure our debt, and any of these actions, if completed, could adversely affect our business and/or the holders of our securities. We cannot assure you that any of these remedies could, if necessary, be completed on commercially reasonable terms, in a timely manner or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could result in the immediate acceleration of the debt and foreclosure of our assets.

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

Increased operating and capital costs could adversely affect our results of operations.

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing- related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant adverse effect on our results of operation and operating cash flow.

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

While we transact most of our business in U.S. dollars, certain expenses, such as labor, operating supplies, and property and equipment, may be denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations and foreign exchange regulations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Canada, Mexico and Argentina, which can adversely impact our operating results and cash flows.

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

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2021, we have accrued $29.7 million in estimated reclamation costs for our properties, including $37.7 million covered by surety bonds for projects in the United States and Canada. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability based on the estimated amount of our reclamation obligations in that jurisdiction.

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

Risks Relating to Our Operations as a Mining Company

Our estimates of proven and probable reserves and mineralized material are based on interpretation and assumptions and, under actual conditions, may yield less mineral production than is currently estimated or may result in additional impairment charges to our operations.

Unless otherwise disclosed, proven and probable reserves and mineralization figures presented in our filings with securities regulatory authorities, including the SEC, in our news releases and other public statements that may be made from time to time, are based upon estimates made by both independent and our own internal professionals. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty and are based, to a large extent, on the prices of gold and silver and interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or mineralized material have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect and such reductions may result in impairment charges such as we experienced in 2020.

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

Investors should also be aware that calculations of “reserves” differ under SEC reporting standards and those under other international standards, such as Canada.  Investors should also be aware that mineralized material may not be converted into reserves. Please also see, CAUTIONARY NOTE TO UNITED STATES INVESTORS-INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES.

We may be unable to replace gold and silver reserves as they become depleted.

Like all metal producers, we must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration  to commencement of production, during which time the economic feasibility of production may change.

From time to time, we may acquire ore reserves from other parties, as we did in 2017. Such acquisitions are based on an analysis of a variety of factors including historical operating results, estimates and assumptions on the extent of ore reserves, the timing of production from such reserves, cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including in relation to the ability to permit and comply with existing regulations), which may contain information or data that we are unable to independently verify or confirm in advance. Other than historical operating results, these factors are uncertain, they may contribute to the uncertainties related to the process used to estimate ore reserves and have an impact on our revenue, our cash flow and other operating issues.

As a result of these uncertainties, our exploration programs and acquisitions may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

Our acquisitions may not achieve their intended results.

Our acquisitions subject us to many risks. The Fox Complex acquired in 2017 was a distressed asset which has struggled to produce positive cash flows during its years of operation.  We are working to improve the operations but with a small reserve base, the success of this operation is dependent upon finding additional mineralization through exploration and there is no guarantee that we will be able to convert this mineralization into mineable reserves. We may discover title defects,  adverse environmental or other conditions relating to the properties acquired of which we are currently unaware. Environmental, title, and other problems could reduce the value of the properties to us, and depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We have assumed substantially all of the liabilities associated with acquired properties, and such liabilities could be significant.

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

Even if we are successful in achieving one or more of our strategic initiatives at the Los Azules project, its development presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.

The Los Azules property is located in a remote location that is currently accessed by 75 miles of dirt road with eight river crossings and two mountain passes above 13,450 feet. Even assuming that technical difficulties associated with this remote location can be overcome, the significant capital costs required to develop the project may make the project uneconomical.  If it were for the long term price of copper to decrease significantly below the current price or for capital cost estimates to increase significantly, Los Azules may not be feasible for development, and we may have to write-off the remaining carrying value of the asset. Furthermore, the project’s economic feasibility has not yet been demonstrated through a full feasibility study. The Preliminary Economic Assessment (“PEA”) is preliminary in nature, includes NI 43-101 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under S-K 1300 or NI 43-101, and there is no certainty that the PEA will be realized.

We may acquire additional exploration-stage properties on which reserves may never be discovered.

We have acquired in the past and may acquire in the future additional exploration-stage properties. There can be no assurance that we have completed or will be able to complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could adversely and materially affect our operations.

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts, and future development and mining operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may render mining uneconomical;
●	availability of labor, contractors, engineers, power, transportation and infrastructure;
●	labor disputes;
●	potential delays related to social, public health, and community issues;
●	negotiations with aboriginal groups or local populations affecting our efforts to explore, develop or produce gold and silver deposits;

●	unanticipated variations in grade and other geological problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	industrial accidents, personal injury, fire, flooding, cave-ins, landslides and other natural disasters; and
●	decrease in reserves or mineralized material due to a lower price of silver, gold or copper.

Any of these risks can adversely and materially affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent and those amounts that would then not be recoverable.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our mining operations, including ongoing exploration drilling programs and development efforts, require permits from various state and federal governments, including permits for the use of water and for drilling water wells. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties in any way. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

Due to increased activity levels of non-governmental, aboriginal and local groups targeting the mining industry, the potential for the government or process instituted by non-governmental, aboriginal and local groups, to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make them prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected as a result of a violation of applicable laws, regulations, permitting requirements or a change in applicable law or regulations, it would have a significant negative impact on the value of our company and could have a significant impact on our stock price.

Our operations in Argentina and Mexico are subject to political and social risks.

With respect to our affiliated company, Minera Santa Cruz S.A (“MSC”) which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (YPF), Argentina’s largest oil company.
●	In December 2017,Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.
●	In September 2019, Argentine authorities implemented new foreign exchange regulations that impact the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash bank savings to be denominated only in Argentine pesos and authorization from Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.
●	In October 2019, Alberto Fernández and former president Cristina Fernández de Kirchner were elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted Argentina sourced revenues. There remains uncertainty about changes that may be adopted by the new administration and their impact on the Argentina economy and our business.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.
●	In 2020, the Alberto Fernández administration marked its first year in office, a year in which it faced numerous challenges including renegotiating Argentina’s foreign debt, managing currency crises, and, most difficult, designing Argentina’s response to the COVID-19 pandemic.
●	In June 16, 2021, Law 27,630, which introduced amendments to the corporate income tax law, entered into force. Under prior law, the corporate income tax rate was 25%. As per the new law applicable to fiscal years starting on or after January 1, 2021, corporate income will be subject to tax at progressive rates ranging from 25% to 35%. Starting in January 2022, these brackets will be annually adjusted to account for inflation, as per the consumer price index published by relevant governmental agency.
●	Under prior law, distribution of earnings attributable to fiscal year 2021 were subject to withholding tax at a 13% rate. The rate was tied to the prior income tax rate of 25%. The enacted Law 27,630 reduced the withholding tax rate on dividend distributions to non-residents from earnings obtained from the beginning of 2021 to 7%.

With respect to the El Gallo Project in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo Project was robbed in 2015.  On December 17, 2019, the US State Department issued a Level 2 (“increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime. On September 8, 2020, the US State Department issued a Level 3 (“Reconsider travel”) revaluating travel to Mexico with respect to COVID-19 and warning travel to five Mexican states, including Sinaloa State, due to violent crime.  These events may disrupt our ability to carry out exploration and mining activities and may affect the safety and security of our employees and contractors.

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

In addition to potential government restrictions and regulatory fines, penalties or sanctions, our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position, could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

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

Our ability to explore and operate our properties depends on the validity of our title to those  properties. Our U.S. mineral properties include leases of unpatented mining claims, as well as unpatented mining and mill site claims, which we control directly. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally riskier.  Similarly, Canadian mineral properties consist of patented and unpatented claims which each have their respective risks and uncertainties.  Further, there may be title defects or additional rights that are not recorded on the title. Our concessions in Mexico are subject to continuing government regulation and failure to adhere to such regulations will result in termination of the concession. Similarly, under Argentine Law, failure to comply with applicable conditions may result in the termination of the concession. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

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

All aspects of our operations are subject to United States, Canada, Mexico and Argentina federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste, including cyanide. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, previous owners or operators, or that may have occurred naturally. We utilize explosives in our business, which could cause injury to our personnel, and damage to our equipment or assets. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Failure to comply with applicable environmental laws, regulations and permitting requirements may also result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

A portion of our operations and construction projects are currently conducted in whole or in part by contractors, including our operations at the Gold Bar and Black Fox mines. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

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

As of December 31, 2021, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or may require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Our business is sensitive to nature and climate conditions

A number of governments have introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at some or all of our project locations. In addition, the physical risks of climate change may also have an adverse effect on our operations and properties. Extreme weather events have the potential to disrupt our power supply, surface operations and exploration at our mines and may require us to make additional expenditures to mitigate the impact of such events.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Additionally, the United States and China signed a bilateral agreement in November 2014 that committed the United States to reduce greenhouse gas emissions by an additional 26% to 28% below 2005 levels by the year 2025. The EPA in August 2015 issued final rules for the Clean Power Plan under Section 111 (d) of the Clean Air Act designed to reduce greenhouse gas emissions at electric utilities in line with reductions planned for the compliance with the Paris Agreement. As part of a regulatory review, on June 19, 2019, the EPA repealed the Clean Power Plan and replaced it with the Affordable Clean Energy rule which eliminates most of the emission reduction standards included in the Clean Power Plan. That rule is now the subject of challenges in the courts.

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

As of March 4, 2022, Mr. McEwen beneficially owned approximately 17% of the 473.7 million shares of McEwen Mining common stock outstanding.  Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

Our stock price may be volatile, and as a result you could lose all or part of your investment.

In addition to other risk factors identified herein and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

●	Changes in the worldwide price for gold, silver and/or copper;
●	Disappointing results from our exploration or production efforts;
●	Producing at rates lower than t targeted;
●	Political and regulatory risks;
●	Weather conditions, including unusually heavy rains, unusually light rains or drought;
●	Failure to meet our revenue ,profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Disruption of supply and demand and other economic factors due to virus and other disease;
●	Actions by government central banks; and
●	General economic trends.

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

Failure of the Company to regain compliance with the NYSE listing requirements could result in delisting of its common stock, which in turn could adversely affect its future financial condition and the market for its common stock.

If the common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, adversely affecting the Company’s ability to access the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

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

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic. During late March and early April, our operations were disrupted by temporary shutdowns to protect our workforce from the spread of the virus. During the shutdown periods, rigorous policies and procedures were implemented at each site to minimize potential health and safety risks to our workforce. We continue to experience periodic disruption in our operations both due to government policies around COVID-19 and due to incidents of illness due to the virus at our operations. This continues to adversely impact cash flows and liquidity and is expected to continue to have adverse consequences to us beyond 2021. Due to slowed ramp up in production and sales, our liquidity and financial condition have been adversely affected and we are at an increased risk of not having sufficient cash flow to fund our operations as well as an increased risk of default under our debt agreement. Achieving and maintaining normal operating capacity is also dependent on the continued availability and logistical delivery of supplies, which remains out of our control. The long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the endemic characteristics, duration and spread of the outbreak and related advisories and restrictions, and the viability and success of the ongoing treatment development and worldwide vaccination roll-out. Management continues to actively monitor the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce.

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

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations. There can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices.

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

A significant portion of our revenue in 2021 was generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which we conduct our operations. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations or civic groups.

Any of these developments could require us to curtail or terminate operations at our mines, incur significant costs in renegotiating contracts and meeting newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of consumption taxes or income tax refunds owed, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

We face various security threats, including attempts by third parties to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our infrastructure; and threats from terrorist acts. There can be no assurance that the procedures and controls we use to monitor and mitigate our exposure to these threats will be sufficient in preventing them from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition, results of operations, or cash flows.

Our business partners’ technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, theft of property or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. A cyber incident involving our business partners’ information systems and related infrastructure could disrupt our business plans and negatively impact our operations. Although to date we have not experienced any significant cyber-attacks, there can be no assurance that we will not be the target of such attacks in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write- downs may adversely affect our results of operations and financial condition.

We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, quarterly or upon a triggering event. Such review involves estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reported period and determine whether any triggering events are indicated.

For example, during the first quarter of 2020, we performed a comprehensive analysis of the Gold Bar mine and the related long-lived assets and determined that indicators of impairment existed, and we ultimately concluded that the carrying value of the long-lived assets for the Gold Bar property was impaired, and a non-cash impairment charge of $83.8 million was recorded during the first quarter of 2020. If there are further significant and sustained declines in relevant metal prices, or if we fail to control production and operating costs or realize the mineable ore reserves at our mining properties, we may terminate or suspend mining operations at one or more of our properties. These events could require a further write-down of the carrying value of our assets. Any such actions would adversely affect our results of operations and financial condition.

We may record other types of charges in the future if we sell a property or asset for a price less than its carrying value or have to increase reclamation liabilities in connection with the closure and reclamation of a property. Any additional write-downs of mining properties or other assets could adversely affect our results of operations and financial condition.

A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.

We rely on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and concentrate produced by our mines or the mines in which we have an interest. Access to refiners and smelters on economical terms is critical to our ability to sell our products to buyers and generate revenues. We have existing agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States. We believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, shipping delays, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create (or the necessity to terminate) a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact refiners, smelters or other third parties with which we have contractual arrangements or have an indirect effect on our ability to obtain refining, smelting or other third-party services.

Any delay or loss of access to refiners or smelters may significantly impact our ability to sell doré and concentrate products and generate revenue. A default by a refiner or smelter on its contractual obligations to us or an insolvency event or bankruptcy filing by a refiner or smelter may result in the loss of all or part of our doré or concentrate in the possession of the refiner or smelter, and such a loss likely would not be insured by our insurance policies. We cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

Our operations may be further disrupted, and our financial results may be adversely affected, by the COVID-19 pandemic.

COVID-19 and other unforeseen pandemics pose or may in the future pose a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production, limit exploration activities and development projects and impact liquidity and financial results. In addition, we have implemented several initiatives to protect the health and safety of our employees, contractors and communities during this pandemic, including COVID-19 testing, site access symptom checks, contact tracing technology and procuring additional disinfectant and sanitation products and personal protective equipment for our employees, among others, some of which have and may result in additional costs to us.

Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. We also continue to monitor legislative initiatives in the U.S., Mexico, Canada and Argentina related to COVID-19 to determine their potential impacts or benefits (if any) to our business.

Third parties with whom we conduct business, including the refiners and smelters that process and, in some cases, purchase the gold and silver doré and concentrate produced by our mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact our ability to conduct our operations, advance exploration, development and expansion projects, sell our products and generate revenue.

The jurisdictions in which we operate have and may in the future continue to encounter financial difficulties resulting from one or both of lower tax revenue and new and increased costs related to COVID-19. As a result, national, state or local governments may seek to raise existing taxes or introduce new taxes that affect our business, which may adversely affect our business and financial results. For example, in Nevada, where the Gold Bar mine is located, in response to a significant loss of tourism and gaming revenue during 2020, in June 2021 the Governor signed into law a new excise tax on gross proceeds derived from mining gold and silver.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We classify our mineral properties into reportable segments consistent with the manner in which they are grouped in Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting and subdivide them within each segment by their respective stage of development: “production properties”, “advanced-stage properties” and “exploration properties.”  Advanced-stage properties consist of properties for which advanced studies and reports have been completed indicating the presence of economically mineable mineralized material or in some cases, proven and probable reserves, and for which we have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “production properties” or “advanced-stage properties” should not suggest that we have proven or probable reserves at those properties as defined by S-K 1300. Our current operating or advanced stage properties are the following: Fox Complex in Ontario, Canada; the Gold Bar Mine in Nevada, US; the Los Azules copper project in Argentina; the San Jose Mine in Santa Cruz, Argentina and the Fenix Project in Sinaloa, Mexico.

The following table summarizes our other properties in the United States:

Project Name	County	Type of Interest	Acres	Hectares	Claimant or Owner	Agreement Status
Tonkin Springs	Eureka County	1390 Unpatented Claims	27708	11213	Held By Tonkin Springs LLC	Not currently under agreement.
Cornerstone	Eureka County	50 Unpatented Claims	1015	411	Held by Nevada Pacific Gold LLC	Not currently under agreement.
Patty JV	Eureka County	Total of 616 claims 311 claims contributed by McEwen Mining Nevada Inc. 257 claims contributed by NGM 48 Leased Claims	12644	5117	McEwen Mining Nevada Inc. Nevada Gold Mines Etchegaray, Smith, Damele et al	Joint Venture with Nevada Gold Mines (60% as Manager) Serabi Gold (10%) and McEwen Mining Nevada Inc. (30%)
New Pass	Churchill County	107 Unpatented Claims	2211	895	Held by McEwen Mining Nevada Inc.	Under a 50/50 JV with Bonaventure (Iconic)
South Midas (Squaw Creek)	Elko County	151 Unpatented Claims	3096	1253	Held by McEwen Mining Nevada Inc.	Under a 50/50 JV with Bonaventure (Iconic)
Elder Creek	Humboldt County Lander County	573 Unpatented Claims	11831	4788	Held by NPGUS LLC	Not currently under agreement.
Slaven Canyon	Lander County	68 Unpatented Claims	1382	559	Held by WKGUS LLC	Currently in an Exploration Agreement with Option to Lease with Baker Hughes Oilfield Operations LLC, set to expire 5/7/2022
Keystone and O'Dair	Eureka County	2 Patented Claims	16.52	6.7	Owned by: 50% Nevada Pacific Gold (US), Inc. 50% Robert C. Withnell and Ralph S.Withnell	Not currently under agreement.

The following table summarizes our other properties in Canada:

Property name	Municipality	Type of Interest	Acres / Hectares	Stage	Conditions	Ownership
Buffalo Ankerite	Timmins	11 Patented claims	432 / 175	Exploration	NPI agreement with Summit	Held by McEwen Mining via Lexam VG
Paymaster	Timmins	15 Patented claims	1730 / 700	Exploration	None	60% JV interest with Newmont (40%)
Black Fox North	Black River-Matheson	50 Unpatented claims	1608 / 651	Exploration		100% McEwen Mining

The location of our significant production, advanced-stage and exploration properties is shown below:

Mines and Projects

Black Fox Mine
Head Office
Gold Bar Mine
El Gallo/Fenix Project
Los Azules Project
San José Mine
McEwen Mining
NYSE MUX TSX
Gold
Gold & Silver
Copper

SEGMENT: USA

The following map depicts the location of our major properties in the USA segment, including the Gold Bar mine and exploration properties which are fully owned by us or subject to joint venture agreements. The Gold Bar mine is located in the southern Roberts Creek Mountains along the prolific Battle Mountain-Eureka-Cortez gold trend in central Nevada. Approximately 25 miles northwest of the Gold Bar property is the Cortez gold mine owned by Nevada Gold Mines (Barrick and Newmont joint venture), and 25 miles southeast is the producing Ruby Hill mine:

Nevada, USA

Area Shown
Nevada Gold Mines*
Lone Tree
Carlin
Elko
80
BMX Project
Nevada Gold Mines*
Phoenix Mine
Nevada Gold Mines*
Cortez Mine
Tonkin Project
Gold Bar Mine
Austin
Eureka
50
Ely
0
100 Miles
N
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
JV Projects
Major Mines (Third Party)
Battle Mountain-Eureka-Cortez Trend
City / Town
Highway / Road
*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)

The following table summarizes the land position of our properties in Nevada as of December 31, 2021:

	Number of	Square
USA Mineral Property Interest	Claims	Miles
Gold Bar	3,016	97
Tonkin	1,390	45
Battle Mountain	573	18
Other Properties	1,300	42
Total USA Properties	6,279	203

Production Properties

Gold Bar mine, Nevada (100% owned)

For detailed information on the Gold Bar mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Gold Bar mine is an open pit oxide gold mine with a processing facility, heap leach pad and gold recovery plant. The mine is located primarily on public lands managed by the Nevada Bureau of Land Management (“BLM”). We commenced construction in November 2017 following receipt of the signed Record of Decision from the U.S. Environmental Protection Agency. The Gold Bar mine achieved commercial production on May 23, 2019.

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

Geology and Mineralization

The mine is located in the Battle Mountain-Eureka mineral belt in a large window of lower-plate carbonate rocks surrounded by upper-plate rocks. The lower-plate carbonates consist of an east-dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, and Devonian Devils Gate Limestone (from oldest to youngest). Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation where it is adjacent to apparent feeder structures. The project is in an area with “Carlin-Type” sediment-hosted gold mineralization characteristics with typical associated alteration (decalcification, silicification).

At Gold Ridge, extensive alteration (silicification) and gold mineralization occurs at surface and at depth proximal to three historical open pits.  Drilling is ongoing to extend mineralization beyond the currently defined resource.

Facilities and Infrastructure

Gold Bar mine construction began in November 2017 with key site facilities and infrastructure completed by the end of 2018 and commercial production declared in May 23, 2019. The Gold Bar mine has well developed infrastructure including on-site power generation and transmission lines, water, natural gas and related supply utilities as well as buildings which support the operations and administration. The water supply for the Gold Bar mine and processing facilities comes from production wells located approximately two miles southeast from the site and powered by a diesel generator. The mining of the open pits, carried out by a contractor, progressed during 2021. Ore from the mine is transported to the crusher and conveyor system with the crushed and agglomerated material transported to the heap leach pad via an overland conveyor.

The ore is stacked onto the heap using a radial stacker and then leached with a weak cyanide solution to extract the precious metal values. The gold is then recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

Exploration activities in 2021 included drilling 27,624 feet of core and reverse circulation drilling focused on targets around the Gold Bar mine. This included drilling at Ridge to test certain near-surface and deep targets and shallow targets at Cabin North. More distant drilling from Gold Bar included several RC holes at the Atlas Mine to the west and at the Rooster deposit on the Tonkin Property to the north. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. With multiple near-surface targets identified, we expect to continue similar drilling at the Gold Bar property in 2022

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain-Eureka Trend in Eureka County, Nevada with approximately 45 sq. miles of claims. The Tonkin property consists of the Tonkin deposit and the previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bio-oxidation to treat refractory sulfide mineralized material. Due to cost escalation and recovery issues, the operation was shut down. The mine site is currently on care-and-maintenance and we continue to advance the reclamation program. We also continue evaluation work with respect to the Tonkin deposit.

Other exploration properties

We hold other exploration stage properties throughout Nevada which are not considered material at this time.

SEGMENT: CANADA

The following map depicts the location of our major properties forming the Canada segment of our operations. The properties within the Canada segment are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. The segment consists of the Black Fox and Stock properties and various exploration and advanced stage properties (the “Fox Complex”), comprising 5,100 hectares of land packages intersecting 9 miles of the Destor-Porcupine Fault, which is known as the ‘Golden Highway’. The Destor-Porcupine Fault has a total strike length of approximately 124 miles and hosts many of Ontario and Quebec’s prolific gold mines.

The Black Fox property includes the Black Fox mine and surrounding properties, including the advanced-stage Grey Fox property and Froome property, the latter of which declared commercial production during the third quarter of 2021. The Stock property, the site of former Stock mine, is located approximately 17 miles from the Black Fox mine. The Stock property includes the Stock mill where mineralized material from the Froome mine is transported to and processed, and the Stock exploration project. In addition, the Canada segment includes other exploration properties such as Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster.

The location of the various properties is shown below:

Ontario, Canada

Area Shown
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Mill
Kirkland Lake Taylor Mine
Black Fox
Davidson Tisdale
101
Timmins
Matheson
Froome
Grey Fox
Paymaster
Fuller
Newmont Porcupine Mines
Buffalo-Ankerite
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road
0
20 Miles
N

The following table summarizes the Canada land position of our company as of December 31, 2021:

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

The Black Fox property includes the Froome, Grey Fox deposit, and an area where production has ceased. The Black Fox mine initially produced from 1997 to 2001, operated by Exall Resources Limited. Re-commissioned by Brigus Gold Corporation, the mine restarted in early 2009. Primero Mining Corp. (“Primero”) acquired Brigus on March 5, 2014 and continued to operate the mine. We acquired the property on October 3, 2017 and continued the commercial operations.

Also, part of the Fox Complex, the Stock property hosts the Stock mill and is the site of the former Stock mine. Exploration initiated by us in 2018 and continuing in 2021 has defined two new mineralized zones at Stock East and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault.

The Black Fox mine contains 32 mining rights parcels and 52 unpatented claims totaling 10 sq. miles in mining rights. The complex also includes 6 sq. miles in surface rights. All land parcels are located within the Beatty and Hislop townships in the municipality of Black-River Matheson.

Location and Access

The Black Fox mine is located 6 miles east of Matheson, Ontario, and accessed directly from Highway 101 East. Matheson, in turn, is located approximately 45 miles from Timmins, which has a commercial airport. Timmins is approximately 342 miles north of Toronto by air.

The Stock mill is located approximately 17 miles from the Froome mine and the ceased operations of the Black Fox mine. Mineralized material is shipped to the mill from the Froome mine and prior to the cessation of the Black Fox mine by truck.

Geology and Mineralization

All of our properties in the Timmins-Matheson region are located within the Archean aged, Abitibi greenstone belt. Gold mineralization at the Black Fox and Froome mines occurs in different, geological environments within a complex system of structurally-prepared pathways (conduits) that host economic quantities of gold mineralization as: (1) free gold grains associated with shallow dipping quartz veins (aka ‘flats’) and stockworks within green carbonate and ankerite-altered ultramafic rocks; (2) gold associated with the development and distribution of pyrite, and (3) free gold carried within steeply dipping sigmoidal/sheared quartz veins.

Facilities and Infrastructure

The Black Fox mine property has well developed infrastructure including electricity, roads, water supply and high-speed internet access. There are seven fully serviced modular buildings supporting various functions of the underground mine, including a maintenance shop, warehouse, compressed air plant, backfill plant and water management facilities. Mineralized material from the Black Fox and Froome mine is transported to, and processed at, the Stock mill, which has a nominal processing capacity of 2,000 tpd.

The primary water supply for the Black Fox mine comes from an on-site fresh water well and water produced from dewatering activities. Current water supplies are adequate to sustain current and planned future operations.

The Stock property, the site of our Stock mill, also has well developed infrastructure including electricity, roads, water supply and high-speed internet access. Two buildings support security and administration of the mill. There is an assay lab and several other buildings to support operations and milling, including a hoist house, warehouse and maintenance shop, mine dry building, crusher and conveyor systems and the mill building itself. The site also houses various support structures including storage and generator buildings.

Underground Mine Development

Froome, Canada (100% Owned)

The Froome deposit, which is part of the overall Fox Complex, is accessed from two declines from the bottom of the Black Fox pit and is situated approximately one-half mile west of the Black Fox mine. The mineralized material from Froome is hauled approximately 20 miles to the Stock Mine mill, where it is processed. Based on the PEA announced on January 26, 2022, the life of mine production from the Froome deposit is 4 years. Low cost, bulk mining is to bridge gold production and provide cash flow while we continue to drill and assess potential additional resources at the Black Fox, Grey Fox, Stock and Lexam projects for future development towards expanded production.

Development of the underground access to the Froome deposit was completed during the year and commercial production from Froome was achieved in Q3 2021. Froome offers several benefits compared to Black Fox such as a straighter, more efficient haulage route and wider, more consistent mineralization that is amenable to lower cost bulk mining methods. We are targeting an average annualized production rate of 40,000 - 45,000 gold equivalent ounces (“GEO”) from Froome over a period of 4 years.

Advanced-Stage Properties

Grey Fox, Canada (100% owned)

The Grey Fox project is located 2.2 miles southeast of Black Fox mine, and is adjacent to Kirkland Lake Gold’s former Hislop mine. Access is either by paved or well maintained, two-way, dirt roads.

An internal feasibility-level study completed on the Grey Fox project in early 2015 by Primero, recommended further development of the deposit. Further advanced project work continued until 2016, when Primero ceased all non-essential expenditures.

In 2021, we undertook a substantial surface exploration program of 185 holes and nearly 255,000 feet of core drilling that focused on the Stock and Grey Fox properties in support of a planned preliminary economic assessment.

Exploration Properties

The Stock property is the site of the former Stock mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Exploration activities (chiefly diamond drilling and geophysical surveys) were initiated at the Stock property in early 2018, and continued at a steady pace throughout 2019. These efforts led to growth of mineralized material at Stock East, and the discovery of a new source of potentially economic bulk mineralization known as Stock West sitting approximately 0.5 miles west of the existing mine workings. We resumed exploration at Stock West in late August 2020 and continued into 2021.

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster, and Buffalo Ankerite. No exploration work was performed at these properties in 2021.

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

The following table summarizes the Company’s land position in Mexico as of December 31, 2021:

Mexico Mineral Property Interest	Claims	Square Miles
Fenix Project (including the El Gallo Project)	19	127
Other Mexico properties	27	236
Total Mexico Properties	46	363

Mexico Properties

El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”), Mexico (100% owned)

For detailed information on the El Gallo Project production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own 100% of the El Gallo Project. Originally known as the Magistral mine, the El Gallo Project was an open-pit gold mine and heap leach operation that we operated from September 2012 to June 2018, when we ceased active mining. Present activities are limited to residual leaching production that is expected to continue into 2022, as well as closure and reclamation activities.

The El Gallo Project consists of 8 sq. miles of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes that are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to the El Gallo Project is currently in place.

Location and Access

The El Gallo Project and the surrounding properties are in northwestern Mexico in the western foothills of the Sierra Madre Occidental mountain range, within the State of Sinaloa in the Mocorito Municipality, approximately 60 miles by air northwest of Culiacan, the capital city of Sinaloa State. The concessions are located approximately 2.5 miles by road from the town of Mocorito. Access is by paved and well maintained, two-way dirt roads.

Facilities and Infrastructure

The El Gallo Project property has well-developed infrastructure including electricity, roads, water supply and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, a three-stage crushing plant, an ADR process plant with a sulfidation-acidification recovery (“SAR”) circuit added in the first quarter of 2018 and an administrative office. The laboratory is equipped to process all assay samples from the mine, core, chips and soil. The metallurgical lab is capable of determining cyanide leaching amenability and gold and silver recoveries of mineralized material amenable to cyanide leaching.

Advanced-Stage Properties

Fenix Project, Mexico (100% owned)

Overview and History

Two areas of mineralized material located inside of our property are currently considered for the Fenix Project and are the basis of the resource estimate included in the feasibility study released on February 16, 2021.

The Fenix Project, which is currently under consideration but has not been approved for development, contemplates a two-phase development process. Phase 1 includes the reprocessing of material from the gold heap leach pad at the existing El Gallo Project. Phase 2 includes the processing of open pit silver mineralization from El Gallo Silver at the existing process plant.

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
Argentina
0
50 Miles
N

The following table summarizes the land position related to Los Azules segment as of December 31, 2021:

	Number of	Square
Argentina Mineral Property Interest	Claims	Miles
Los Azules project	21	123
Other Argentina properties	18	184
Total Argentina Properties	39	307

Los Azules Copper Project, Argentina (100% owned by McEwen Copper)

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

Exploration Activities

Work has progressed rapidly following the closing of the first tranche of the private placement. Drill crews were mobilized to site in Q4/21 to begin a 174,000 ft (53,000m) phase one drill program that is expected to run through the end of Q2/22. In the future, the Company anticipates completing a road that will allow for year round access to the project for drilling and other activity. The program’s focus will be to confirm the existing indicated mineral resource and upgrade areas currently classified as inferred to indicated. Drilling necessary to complete geo-metallurgical and geotechnical evaluations is also included in the program that will be conducted by an established and well-recognized drilling contractor employing the local workforce.

Facilities and Infrastructure

Construction has begun on the new access road that will provide year-round access to the project. To date, construction has advanced 11 miles from the east (72-mile planned length). As part of our ongoing involvement with local communities and entrepreneurs, local contractors are being sourced for the construction.

SEGMENT: MINERA SANTA CRUZ (“MSC”), ARGENTINA

The following map depicts the location in the northwest corner of the Deseado Massif region of the San José mine land package, which forms the Minera Santa Cruz segment. The land package surrounds Newmont’s Cerro Negro property and the San José mine is located approximately 12 miles north of the Cerro Negro mine.

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

MSC has purchased the land and the corresponding occupation rights necessary to conduct its operations.

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

Facilities and Infrastructure

Infrastructure at the property consists of camp facilities that can accommodate up to approximately 1,100 personnel, a medical clinic, a security building, a maintenance shop, a laboratory, processing facilities, a mine and process facility warehouse, a surface tailings impoundment, support buildings and mine portals, a change house, a core warehouse, an administration building and offices. The laboratory is equipped to process all assays (core, chips and soil). MSC has installed a satellite-based telephone/data/internet communication system.

Electricity is provided by an 81-mile 132 kV electric transmission line, which connects the San José mine processing facility to the national power grid.

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

ITEM 4. MINE SAFETY DISCLOSURES

At McEwen Mining, safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe operations, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. Based on strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at McEwen Mining, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

The operation of our Gold Bar mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our Gold Bar mine on a regular basis and may issue citations and orders when it believes a violation has occurred under the Mine Act. While we assign most of the mining operations at Gold Bar to an independent contractor, we may be considered an “operator” for purposes of the Mine Act and may be issued notices or citations if MSHA believes that we are responsible for violations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of March 4, 2022, there were 473,687,391 shares of our common stock outstanding, which were held by approximately 2,987 stockholders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262-0600. The transfer agent in Canada is Computershare Trust Company of Canada at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

NYSE Notice

On January 5, 2022, McEwen Mining was notified by the NYSE that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required under NYSE rules.

McEwen Mining intends to take steps to regain compliance with the NYSE continued listing requirements. Under NYSE rules, the Company has a period of six months to bring its share price and 30-day average closing share price back above $1.00. During this period, the Company’s common stock will continue to trade on the NYSE, subject to all other continued listing requirements. At the end of the six-month remedy period, if the share price has not recovered, the Company's stock will be subject to NYSE suspension and delisting procedures. The Company's listing on the TSX is unaffected by any actions of the NYSE.

Performance Graph

The following graph compares our cumulative total shareholder return for the five years ended December 31, 2021, with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on

December 31, 2016, in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2016	2017	2018	2019	2020	2021
McEwen Mining (MUX)	$100	$79	$63	$44	$34	$30
NYSE Arca Gold Bugs Index	100	105	88	133	164	142
NYSE Composite Index	100	116	103	126	131	155

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section of this Annual Report on Form 10-K generally discusses fiscal 2021 and 2020 items including our results of operations and financial condition, and year-to-year comparisons between 2021 and 2020 with a particular emphasis on 2021. In each case, we discuss factors that we believe have affected our operating results and financial condition and may do so in the future. For a discussion of our financial condition and results of operations for 2020 compared to 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

Regarding properties and projects that are not in production, we provide some details of our plan of operation. This section provides information up to the date of filing this report.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document. For a reconciliation of these non-GAAP measures to the amounts included in our Statements of Operations for the three months ended December 31, 2021, and 2020 and the years ended December 31, 2021, 2020 and 2019 and to our Balance Sheets as of December 31, 2021 and 2020 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, on page 63.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven or probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by S-K 1300. This section provides information up to the date of the filing of this report.

The information in this section should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, and December 31, 2020 are abbreviated as Q1/21, Q2/21, Q3/21, Q4/21 and Q4/20, respectively, the reporting periods for the six months ended June 30, 2021 and December 31, 2021 are abbreviated as H1/21 and H2/21, respectively, and the reporting for the years ended December 31, 2021 and 2020 are abbreviated as the full year 2021 and the full year 2020 respectively. All financial quarterly and other interim results are unaudited.

In addition, in this report, gold equivalent ounces (“Au Eq. oz”) includes gold and silver ounces calculated based on a silver to gold ratio of 68:1 for the Q1/21, 68:1 for the Q2/21, 73:1 for the Q3/21, and 77:1 for the Q4/21. Beginning with the Q2/19, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

Note: We ceased active mining and processing at the El Gallo mine in the second quarter of 2018. Where comparative results for mining operations are presented for prior periods, we continue to use the term “El Gallo Mine.” We use the term “El Gallo Project” to refer to the ongoing reclamation and residual heap-leaching that is taking place at the formerly producing mine.

COVID-19 Pandemic

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, during 2021 there were no mandated suspensions for the Company’s operations. In addition, vaccination rates in countries where the Company operates continue to increase.

The Company has implemented policies at its mines sites and office in Toronto and elsewhere designed to ensure the safety and well-being of all employees and the people associated with them. In that regard, to reduce risk, our employees have been encouraged to get fully vaccinated against COVID-19, have been asked to work remotely, avoid all non-essential business travel, adhere to good hygiene practices, and engage in physical distancing.

The Company’s results of operations, financial position, and cash flows were adversely affected in both 2020 and 2021 due to COVID-19. The continuing impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability, ongoing effectiveness, development and distribution of vaccinations and treatments and on government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the overall economy and the Company are highly uncertain and cannot be predicted. Maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

During 2021, the Company raised $12.7 million and $31.5 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and an equity financing, and a subsidiary of the Company secured an additional $40.0 million for its Los Azules project in Argentina. See Item 8. Financial Statements and Supplementary Data, Note 13 Shareholders’ Equity.

Continuation of COVID-19 in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, impeding access to capital markets when needed on acceptable term and other factors that will depend on future developments that may be beyond our control. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). However, there is no assurance that these measures will prevent adverse effects from COVID-19 in the future.

2021 AND Q4/21 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2021, are summarized below and discussed further in the Consolidated Financial Performance:

Corporate Developments

●	We re-organized McEwen Copper Inc. (“McEwen Copper”), originally a wholly-owned subsidiary, which holds 100% interest in the Los Azules copper project in the province of San Juan, Argentina and the Elder Creek project in Nevada.
●	William (Bill) Shaver, P. Eng., was appointed to the Board of Directors on September 29, 2021. Mr. Shaver replaces Gregory Fauquier, who has resigned from the Board of Directors after seven years of distinguished service to the Company.

Cash Flow and Results of Operations

●	Production within the full year 2021 guidance ranges. Gold equivalent ounces produced in Q4/21 remained strong at 40,153, including 20,190 attributable gold equivalent ounces from the San José mine(1) bringing the full year 2021 production total to 154,391 gold equivalent ounces, including 76,839 gold equivalent ounces from the San José mine(1).
●	33% increase in gold equivalent ounces sold in 2021 over 2020. We sold 40,184 gold equivalent ounces in Q4/21, with 20,327 attributable ounces from the San José mine (1), bringing the total gold equivalent ounces sold in 2021 to 153,415, including 76,112 attributable gold equivalent ounces from the San José mine (1).
●	The Froome Mine attained commercial production on September 19, 2021, two months ahead of schedule. The Froome mine produced 24,289 gold equivalent ounces in 2021.
●	We reported cash, cash equivalents and restricted cash of $60.6 million as at December 31, 2021, of which $39.8 million is to be used toward McEwen Copper for the advancement of the Los Azules Copper project.
●	In 2021 the Company raised additional gross proceeds of $12.7 million and $31.5 million through a Canadian development expenditures (“CDE”) flow-through and an equity financing, respectively.
●	On March 2, 2022, the Company closed the private placement offering of 14,500,000 flow-through common shares priced at $1.04 for gross proceeds of $15.1 million.
●	Second half drove improved full year 2021 financial results. Revenue was $136.5 million representing a 30% increase over 2020, from the sale of 77,304 gold equivalent ounces during 2021 from our 100% owned properties; at an average realized price(2) of $1,803 per gold equivalent ounce.
●	We reported cash gross profit(2) of $17.3 million and gross loss of $6.5 million in 2021 compared with cash gross loss(2) of $4.0 million and gross loss of $26.9 million in 2020.
●	We reported net loss of $56.7 million, or $0.12 per diluted share for the year 2021.

Exploration and Mineral Resources and Reserves

●	In H2/20, the Company completed two flow-through financings for combined net proceeds of $19.6 million. These proceeds were used to incur eligible exploration expenditures in the Timmins region in 2021 and will be used in 2022, with the primary focus around the Stock West, Grey Fox and Whiskey Jack targets (Fox Complex).
●	We continued our exploration programs during 2021 including a total $20.9 million spend and drilling 77,670 and 5,259 meters (254,757 and 17,250 feet) at our Fox Complex and Nevada respectively.
●	On January 26, 2022, we announced the results of our Preliminary Economic Assessment (“PEA”) of the Fox Complex. The PEA estimates positive economics for our expansion project at Fox, where after depletion of Froome, production could continue for another 9 years, at average 80,800 oz gold per year. Overall, estimated economics predict an IRR of 21% at a gold price of $1,650/oz, at average cash costs and AISC $769/oz and $1,246/oz respectively.

●	In early 2021, the Company announced an updated Probable Reserve Estimate of 302,000 recoverable gold ounces for the Gold Bar Mine in Nevada.
●	Approval of the mining permit is pending for Gold Bar South as of the date of filing this report.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 63.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of our company for the three months ended December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019:

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$34,966	$27,703	$136,541	$104,789	$117,019
Production costs applicable to sales	$(33,742)	$(34,560)	$(119,223)	$(108,827)	$(83,280)
Loss before income and mining taxes	$(24,465)	$(23,656)	$(64,199)	$(153,715)	$(63,591)
Net loss(2)	$(21,028)	$(23,542)	$(56,884)	$(152,325)	$(59,747)
Net loss per share(2)	$(0.05)	$(0.06)	$(0.12)	$(0.38)	$(0.17)
Cash used in operating activities	$(1,147)	$(2,600)	$(20,223)	$(27,873)	$(39,527)
Cash additions to mineral property interests and plant and equipment	$6,405	$4,069	$34,888	$13,373	$29,707
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	Results for the year ended December 31, 2020 include an impairment charge of $83.8 million.

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	40.2	30.2	154.4	114.8	174.4
100% owned operations	20.0	15.4	77.6	60.3	82.7
San José mine (49% attributable)	20.2	14.8	76.8	54.5	91.7
Sold - gold equivalent ounces(1)	40.2	30.3	153.4	115.6	175.4
100% owned operations	19.9	15.2	77.3	60.7	85.1
San José mine (49% attributable)	20.3	15.1	76.1	54.9	90.3
Average realized price ($/Au Eq. oz)(2)(3)	$1,806	$1,888	$1,803	$1,771	$1,403
P.M. Fix Gold ($/oz)(4)	$1,795	$1,874	$1,799	$1,735	$1,393
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,601	$2,197	$1,453	$1,772	$949
San José mine (49% attributable)	$1,708	$1,234	$1,262	$1,233	$867
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,940	$2,393	$1,635	$2,077	$1,251
San José mine (49% attributable)	$2,043	$1,455	$1,603	$1,514	$1,140
Cash gross profit (loss) (2)	$1,224	$(6,857)	$17,318	$(4,038)	33,739
Gross profit (loss)	$(5,898)	$(13,686)	$(6,481)	$(26,948)	—
Silver : Gold ratio(1)	77 : 1	77 : 1	72 : 1	86 : 1	84:1
(1)	Silver production is presented as a gold equivalent; silver:gold ratio of 72:1 for 2021 and 86:1 for 2020; 77:1 for Q4/21 and 77:1 for Q4/20.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 63.
(3)	On sales from 100% owned operations only, excluding streaming arrangement.
(4)	Average for the quarter or year as presented.

CONSOLIDATED PERFORMANCE

For the year ended December 31, 2021, we reported a net loss of $56.7 million (or $0.12 per share) compared to a net loss of $152.3 million (or $0.38 per share) for the year ended December 31, 2020. The year over year improvement in net loss was primarily due to no impairment in 2021, unlike 2020 where a non-cash impairment charge of $83.8 million at Gold Bar was recorded. In addition, the improvement was a result of an increase in revenue of $31.8 million resulting from a 30% increase in gold equivalent ounces sold and average realized price of $1,803 that was $32 per gold equivalent ounce higher than 2020, partially offset by a $10.4 million increase in cost of sales due to higher mining costs, $6.7 million increase in exploration spending, $6.0 million increased loss from MSC, and  higher corporate costs related to insurance premiums and other employee costs. MSC’s results declined in 2021 due to higher production costs attributable to COVID-19 and an overall increase in ounces sold.

Cash gross profit of $17.3 million for 2021 increased by $21.3 million compared to a gross cash loss of $4.0 million in 2020, mainly as the result of an increase in production and revenue partially offset by the increased operating costs stemming from higher production levels. Improved operations at Gold Bar and the quicker than planned ramp up of production from Froome at the Fox Complex, contributed to the improved Cash gross profit. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, the nearest GAAP measure.

Production from our 100% owned mines of 77,553 gold equivalent ounces in 2021 increased by 17,210 gold equivalent ounces compared to 2020. The increase is attributed to a full year of normal operations, operational improvements at Gold Bar, the ramp up ahead of schedule to commercial production at Froome, offset by lower than planned residual leach production from the El Gallo Project, which produced approximately 4,500 fewer gold equivalent ounces in 2021 than 2020.

Our share of the San José mine production of 76,839 gold equivalent ounces in 2021 was 22,339 ounces higher than in 2020. This increase is attributable to operating at normal capacity in 2021 due to the government lifting restrictions from COVID-19.

CONSOLIDATED FINANCIAL REVIEW

Year ended December 31, 2021 compared to 2020

Revenue from gold and silver sales in 2021 of $136.5 million increased by 30% compared to 2020. The increase reflects 16,661 more gold equivalent ounces sold from our 100% owned mines in 2021 compared to 2020, and a higher average realized price of $1,803 per gold equivalent ounce or $32 per gold equivalent ounce increase year over year.

The increase in gold equivalent ounces sold for the full year 2021 includes 4,958 more gold equivalent ounces sold from the Black Fox mine, 16,098 more gold equivalent ounces sold from the Gold Bar mine, all partially offset by 4,395 fewer gold equivalent ounces sold from the El Gallo Project as these operations continue to wind down.

Production costs applicable to sales in 2021 increased by 9.6% to $119.2 million compared to 2020. The increase was primarily due to an increase in gold equivalent ounces sold during the year.

Advanced projects of $12.4 million for 2021 increased by $0.7 million compared to 2020. Advanced projects in 2021 included continued spending for the Preliminary Economic Assessment of the Fox Complex expansion, the engineering and permitting work at the Gold Bar South property in Nevada, the Fenix project in Mexico, and the Los Azules project in Argentina.

Exploration costs of $22.6 million for 2021 increased by $6.7 million compared to 2020. Exploration activities ramped up during 2021 following the funding received from our flow-through share sales completed in September and December 2020. The funds are being used to expand high potential target areas in the Timmins region of Ontario.

General and administrative expenses of $11.4 million for 2021 increased by $2.2 million, compared to 2020, due to higher insurance premiums, corporate fees and other employee costs during the period ending December 31, 2021.

Loss from investment in MSC of $7.5 million in 2021, increased by $6.0 million compared to 2020. MSC’s results declined in 2021 due to higher production costs applicable to sales due to COVID-19 and an overall increase in production arising from increased production and higher taxes for the year.

Revision of estimates and accretion of reclamation and remediation obligations of $3.5 million in 2021, increased by $1.7 million from 2020. This year over year increase was due to reclamation adjustments reflecting updates to existing estimates.

Other income was $6.3 million for 2021 compared to $6.9 million for 2020. Other income in 2021 and 2020 includes proceeds received from COVID-19 relief funds and 2021 also includes the sale of property in Nevada to a third party.

Income and mining tax recovery of $7.3 million for 2021 increased by $5.9 million from 2020. The increase in the tax recovery is primarily due to the flow-through share premium amortization and by a change in the valuation allowance mainly caused by the fluctuating Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to the Company’s deferred tax liabilities denominated in the respective foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance on December 31, 2021 of $54.3 million increased by $33.5 million from the balance at December 31, 2020. The increase in cash and cash equivalents for the year ended December 31, 2021, was primarily driven by the cash received from financing activities of $81.0 million during 2021, of which $42.6 million related to funds raised for McEwen Copper. This was offset by additions to our mineral property, plant, and equipment of $34.9 million.

Cash used in operations of $20.2 million in 2021 decreased from $27.9 million in 2020. The $7.7 million variance is primarily driven by the $11.6 million reduction in net loss compared to 2020 after adjusting for the 2020 impairment charge.

Cash used in investing activities of $24.6 million in 2021 increased from $11.8 million from 2020. The change is attributed to the increased capital development costs incurred as commercial production was reached for the Froome mine deposit at the Fox Complex during 2021. This was partially offset by $9.8 million in dividends received from MSC during 2021 compared to $0.3M in 2020.

During 2021, we spent $34.9 million on mineral property interests and plant and equipment representing an increase of $21.5 million from the year 2020. The additions were primarily, related to capital development costs at the Froome Project as we reached commercial production during 2021.

Cash from financing activities provided $81.0 million in 2021 compared to $17.6 million in 2020. The significant increase arose from $12.0 million from the CDE flow-through share raise completed in January 2021, $29.9 million from the registered direct common stock offering in February 2021, and $42.6 million from proceeds received from the selling of 18.6% interest in McEwen Copper.

Cash from financing activities included net proceeds of $12.0 million (gross proceeds of $12.7 million) from the issuance of Canadian Development Expenditures (“CDE”) flow-through shares on January 29, 2021, and gross proceeds of $31.5 million (net proceeds of $29.9 million) from a registered direct equity offering on February 9, 2021. We are required to spend the flow-through share proceeds on CDE flow-through eligible expenditures as defined by subsection 66.2(5) of the Income Tax Act (Canada). For more details on our flow-through share financing, refer to Note 13 to the Consolidated Financial Statements, Shareholders’ Equity.

In addition, we received proceeds in the amount of $40.0 million relating to the first tranche of the series B private placement for McEwen Copper and $2.6 million received in advance from the ongoing second tranche financing. As of December 31, 2021, McEwen Mining controls 81.4% of the common shares outstanding of McEwen Copper. For more details refer to Note 20 to the Consolidated Financial Statements, Non-Controlling Interests. The proceeds received from the financing activities for McEwen Copper will be used to conduct economic studies on the Los Azules project in Argentina.

Working capital as at December 31, 2021 of $32.6 million increased by $24.7 million from December 31, 2020.  The change is attributed to the increase in cash and cash equivalents arising from the financing activities related to flow-through shares and sale of shares of McEwen Copper discussed above.

The Company have sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and certain exploration properties.

Gold Bar mine

The following table sets out operating results for the Gold Bar mine for the three months and year ended December 31, 2021, compared to 2020 and 2019:

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	511	357	2,227	1,072	1,918
Average grade (gpt Au)	0.39	0.77	0.63	0.72	0.82
Processed mineralized material (t)	529	352	2,296	1,164	2,412
Average grade (gpt Au)	0.41	0.74	0.64	0.69	0.81
Gold ounces:
Produced	10.0	5.9	43.9	27.9	30.7
Sold	10.1	5.7	43.9	27.8	30.5
Silver ounces:
Produced	0.1	0.2	1.1	0.7	0.6
Sold	—	—	—	0.6	0.3
Gold equivalent ounces:
Produced	10.0	5.9	43.9	27.9	30.7
Sold	10.1	5.7	43.9	27.8	30.5
Revenue from gold and silver sales	$18,286	$10,755	$79,205	$48,884	$43,847
Cash costs(1)	$20,615	$19,602	$73,991	$58,465	$33,614
Cash cost per ounce ($/Au Eq. oz sold)(1)	$2,038	$3,439	$1,687	$2,106	$1,101
All‑in sustaining costs(1)	$21,286	$21,241	$76,870	$68,272	$39,139
AISC per ounce ($/Au Eq. oz sold)(1)	$2,104	$3,726	$1,753	$2,459	$1,282
Silver : gold ratio	77 : 1	77 : 1	72 : 1	86 : 1	84 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 63 for additional information.

2021 compared to 2020

Gold Bar produced 9,965 and 43,894 gold equivalent ounces in Q4/21 and the full year 2021. This represents a 69% and 57% increase from the 5,900 and 27,923 gold equivalent ounces produced in Q4/20 and the full year 2020, respectively. The increase was largely due to improvements in contractor mining efficiencies, processing, and ore control realized in the full year 2021. The full year 2020 production results were negatively impacted by COVID-19 related suspensions and a decrease in the grade of ore mined and processed.

Revenue from gold and silver sales was $18.3 million in Q4/21 compared to $10.8 million in Q4/20. The increase in revenues in was due to an increase in ounces sold during Q4/21 bolstered by higher average realized gold prices relative to Q4/20 ($1,910 per GEO in Q4/21; $1,888 per GEO in Q4/20). Revenue from gold and silver sales was $79.2 million for the full year 2021 compared to $48.9 million for the full year 2020, the increase was primarily due to improved heap leach operating efficiencies realized in 2021. During the year 2021, there was no material adverse COVID-19 impact on the operations of Gold Bar compared to suspension of operations related to COVID-19 in 2020.

Production costs applicable to sales were $20.6 million in Q4/21 compared to $19.6 million in Q4/20. The increase is primarily due to higher cost of precious metal inventories sold during the Q4/21 that were historically carried at higher costs at Gold Bar. Production costs applicable to sales were $74.0 million for the full year 2021, compared to $58.5 million for the full year 2020, attributable to primarily a 26% year over year increase in gold equivalent ounces sold that were historically carried at higher costs.

Cash cost and AISC per gold equivalent ounce sold were $2,038 and $2,104 in Q4/21 respectively compared to $3,439 and $3,726 in Q4/20 respectively. The decrease was primarily due to lower mining cost as a result of  mined waste materials decreased by 47% compared to Q4/20.

Cash cost and AISC per gold equivalent ounce sold were $1,687 and $1,753 for the full year 2021 respectively compared to $2,106 and $2,459 for the full year 2020 respectively. The year-over-year decrease was primarily due higher gold equivalent ounces produced and sold from the stacked heap leach pad.

Exploration Activities – Nevada

In Q4/21 and full year 20/21, we incurred $1.5 million and $4.2 million, respectively compared to $1.0 million and $5.1 million in Q4/20 and full year 2020, respectively in exploration expenditures in the Gold Bar mine area. In Q4/21, core drilling resumed in the North Ridge, SW Pick, and Cabin North areas. The permitting process to access ore at Gold Bar South is ongoing  and we are anticipating receiving the permit in Q1/22.  The initiation of gold production of Gold Bar South is planned in H2/22.

The exploration activities in 2021 included metallurgical, geotechnical and drilling programs for a cumulative 8,620 feet (2,627m) at Ridge and Tonkin Rooster. Delineation drilling programs were conducted at Atlas Pit, SW Pick Extension, and Cabin North with cumulative 8,629 feet (2,632m) completed. Delineation drilling at Cabin North and Pick SW Extension is ongoing.

Canada Segment

The Canada segment is comprised of the Fox Complex, which includes the Black Fox gold mine, the Froome mine, the Stock mill, the Grey Fox and Stock West advanced-stage projects, and other gold exploration properties located in Timmins, Ontario, Canada.

Fox Complex, Black Fox mine and Froome mine development

Black Fox mine production wound down during 2021 as production shifted to the Froome Mine. We realized a milestone on September 19, 2021 when commercial production was reached at the Froome mine, three months ahead of schedule.

On January 26, 2022, we announced the results of our PEA of the Fox Complex. The PEA presents estimates for a positive business case for the Fox Complex expansion project, with potential average gold production of 80,800 oz per year over nine years, after the depletion of Froome. Economic analysis estimate an IRR of 21% at a gold price of $1,650/oz, and average cash costs and AISC of $769/oz and $1,246/oz, respectively. Additional exploration work on the Fox Complex properties will be conducted through 2022 to support ongoing studies necessary for approval of the expansion project. No decision has been made to pursue development of any of these additional projects.

The following table sets out operating results for the Black Fox and Froome mine for the three months ended December 31, 2021, and 2020, and the years ended December 31, 2021, 2020, and 2019:

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	122	62	307	200	214
Average grade (gpt Au)	3.05	4.00	3.38	3.51	5.04
Processed mineralized material (t)	92	68	303	235	244
Average grade (gpt Au)	3.41	3.77	3.24	3.19	4.83
Gold equivalent ounces:
Produced	9.5	8.0	30.0	24.4	35.7
Sold	9.2	8.0	29.7	24.8	37.7
Revenue from gold and silver sales	$15,738	$14,195	$50,704	$41,452	$50,058
Cash costs(1)	$10,339	$10,408	$32,961	$34,639	$31,121
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,122	$1,307	$1,108	$1,397	$825
All‑in sustaining costs(1)	$16,221	$11,454	$43,457	$40,904	$46,192
AISC per ounce ($/Au Eq. oz sold)(1)	$1,760	$1,439	$1,461	$1,650	$1,225
Silver : gold ratio	77 : 1	77 : 1	72 : 1	86 : 1	84 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 63 for additional information.

2021 compared to 2020

Production in Q4/21 and for the full year 2021 from the Black Fox and Froome mines was 9,458 and 30,016 gold equivalent ounces, respectively compared to 8,049 and 24,353 gold equivalent ounces in Q4/20 and the full year 2020, respectively. The increase in production is attributable to the better than expected production from Froome mine. The Froome mine produced 9,458 and 24,289 gold equivalent ounces in Q4/21 and the full year 2021, respectively. The increase in gold equivalent ounces produced was primarily due to higher ore mined and milled. During the Q4/2021, Black Fox and Froome mined 122,195 tonnes of ore compared with 61,604 tonnes of ore mined at the Black Fox mine during Q4/20.

Revenue from gold and silver sales increased in Q4/21 and the full year 2021 by $1.5 million, or 11% and $9.3 million or 22%,  respectively, compared to Q4/20 and the full year 2020. Increase was primarily due to higher gold equivalent ounces produced and sold and average realized gold price per ounce that increased from $1,888 and $1,771 in Q4/20 and the full year 2020, respectively to $1,806 and $1,803 in Q4/21 and the full year 2021, respectively.

Production costs applicable to sales were $10.3 million and $33.0 million in Q4/21 and the full year ended December 31, 2021, respectively compared to $10.4 million and $34.6 million in Q4/20 and the full year ended December 31, 2020, respectively. The decrease in production costs are primarily due to higher ounces produced and lower costs of  consumables supplies as production ramped up at the Froome mine.

Cash cost and AISC per gold equivalent ounce sold were $1,122 and $1,760 in Q4/21, respectively, compared to $1,307 and $1,439 in Q4/20, respectively. The decrease in cash costs per gold equivalent ounce sold for Q4/21 was driven by the decrease in the mining costs. Mining costs per tonne decreased from $90 per tonne in Q4/20 to $71 per tonne in Q4/21.  The increase in AISC per gold equivalent ounce sold over Q4/20 was primarily due to higher gold equivalent ounce sold and $5.3 million in sustaining capital costs incurred relating to the Froome mine development coming into commercial production three months ahead schedule.

For the full year 2021, Cash cost and AISC per gold equivalent ounce sold were $1,108 and $1,461 , respectively compared to $1,397 and $1,650 for the full year 2020. The decrease in cash cost per gold equivalent ounces was primarily due to lower mining costs and higher ounces. During the full year 2021, mining costs were $77 per tonne compared to $102 per tonne in the full year 2020. The decrease in costs per tonne was primarily due to 54% greater tonnes mined with Froome mine coming into commercial production and lower maintenance costs. The decrease in AISC per gold equivalent ounce sold was primarily due to higher ounces sold and less sustaining capital spending during 2021 due to winding down of the Black Fox mine.

Froome Underground Mine Development

The Froome mine, which is part of the overall Fox Complex, is accessed from two declines at the bottom of the Black Fox pit and situated approximately one-half mile west of the ceased Black Fox mine. As was the case with the Black Fox deposit, the mineralized material from Froome is hauled approximately 20 miles to the Stock mill for processing.

On September 19, 2021, we successfully reached commercial production Froome, three months ahead of schedule. To date, ore extracted from the Froome mine produced grades that are consistent with the resources model and mine plan. Encouraging drill results from near-mine exploration activities were also obtained. Exploration initiatives near the Froome mine are designed to extend the mine life and resource.

We are targeting higher production and lower cost profiles at the Fox Complex. The intention is to leverage the potential for operational synergies through shared resources and infrastructure, longer life of mine and expanded production scale for the combined projects.

Exploration Activities and Expansion Study – Timmins

We remain focused on our principal exploration goal of cost-effectively discovering and extending gold deposits adjacent to our existing operations to contribute to near-term gold production. For exploration initiatives at the Fox Complex, we incurred $2.5 million and $15.0 million in Q4/21 and the full year 2021 respectively, compared to $2.0 million and $6.5 million in Q4/20 and the full year 2020.

Exploration activities ramped up as a result of proceeds received from the flow-through share programs in 2020. We focused the proceeds on exploration work around the Grey Fox, Stock West, and Stock Main (historical mine) targets. Specifically, we conducted surface gold exploration activities throughout Q4 2021, and drilling shallow targets close to the Stock Mill.

Black Fox mine

Before Black Fox ceased operations in September 2021, it continued to deliver high grade assay results from underground drilling completed between Q1 and Q3 of 2021. The focus of 2021 underground drilling was to add resources in areas that could extend the life of mine. There is potential to extend mineralization to greater depths as well as towards the western margin of the ore body.

Froome mine

Diamond drilling from underground at Froome continued in Q4/21. Three drilling rigs combined to generate 13,051 meters of core over the 3-month period. Our total underground definition, delineation, and exploration drilling generated 65,310 meters of core for the year.

Stock & Grey Fox property

The Stock exploration area sits adjacent to our Stock mill, which currently processes ore from our Black Fox and Froome mines. This facility processed ore from the historical underground Stock mine, which operated intermittently by a third party from the early 1980s until 2004, generating a total of 137,000 ounces of gold.

The Company focused its surface gold exploration activities throughout Q4/2021 on drilling shallow targets situated close to the Stock Mill, old stock mine workings and proximal to the new Stock decline proposed in the Fox Complex PEA. Three contracted drilling rigs combined to generate 9,239 meters of core over the 3-month period with assays pending.

This brought our annual total to 77,670 meters from the 185 surface holes drilled within the Fox Complex exploration properties.

Initial gold resources that will contribute to our growth plans have been outlined.

Additional highlights include:

●	Encouraging assay results show the potential of the Stock West mineralized zones to extend eastward to depth and 200 meters along a prominent shallow eastern plunge-vector.
●	Drilling is planned for 2022 to investigate an intercept in hole S21-202, which encountered 21 meters of mineralization at an average gold grade of 4.29 g/t. If drilling shows this intercept connects to mineralization at Stock West, it could materially enlarge the boundaries of the Stock West system.
●	The host lithology of the Stock West mineralization was also recently intersected in the footwall of the historic Stock mine. These observations support our confidence that the property is early in its discovery phase of exploration.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three months ended December 31, 2021, and 2020, and for the years ended December 31, 2021, 2020, and 2019:

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	0.5	1.5	3.5	8.0	16.2
Sold	0.5	1.5	3.6	8.1	16.8
Silver ounces:
Produced	2.0	0.2	7.0	4.9	8.4
Sold	1.9	—	7.8	5.0	8.5
Gold equivalent ounces:
Produced	0.5	1.5	3.6	8.1	16.3
Sold	0.5	1.4	3.7	8.1	16.9
Revenue from gold and silver sales	$942	$2,752	$6,632	$14,453	$23,114
Silver : gold ratio	77 : 1	77 : 1	72 : 1	86 : 1	84 : 1

Cash costs and All-in-sustaining costs and Cash costs and AISC per gold equivalent ounce

As the El Gallo Project’s gold and silver production and sales result from residual leaching activities, we have ceased relying on, and disclosing, cash cost and AISC per gold equivalent ounce as key metrics for the operation.

Incremental residual leaching costs, that included production costs less inventory movements, for Q4/21 and the full year 2021 were $0.8 million and $3.5 million or $2,557 and $1,738 per gold equivalent ounce, respectively. This resulted in a $3.3 million write-down of the heap leach and in-circuit inventory balances during the full year 2021.

2021 compared to 2020

Production and revenue decreased, as expected, in Q4/21 and for the full year 2021 compared to Q4/20 and the full year 2020, as the heap leach operation continues to wind down. This was partially offset by higher average realized gold prices during Q4/21 and the full year 2021 compared to Q4/20 and the full year 2020.

Advanced-Stage Properties – Fenix Project

In December 2020, we announced the positive results of a feasibility study for the development of our 100%-owned Fenix Project, which includes the El Gallo Gold and El Gallo Silver deposits.

The study envisions a 9.5-year mine life with an attractive after-tax IRR of 28% using $1,500/oz gold and $17/oz silver, with an estimated initial capital expenditure of $42.0 million for Phase 1 and $24.0 million for Phase 2. The project implementation is envisioned in two distinct phases: Phase 1 (years 1 to 6) - gold production from heap leach reprocessing, and Phase 2 (years 7 to 10) - silver production from open pit mining. No development decision has been made with regard to this project.

The Fenix Project feasibility study was published on February 16, 2021 and is available for review on our website and SEDAR (www.sedar.com).

The key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

We incurred $0.2 million and $1.8 million in Q4/21 and the full year 2021, respectively, ($0.9 million and $2.5 million in Q4/20 and full year 2020, respectively) on activities required to advance the Fenix Project. Multiple strategic alternatives are being evaluated, including assessing lower capital cost alternatives for Fenix, developing a plan to define the base metal potential for the district, and possible divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019.

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	144	95	532	400	554
Average grade mined (gpt)
Gold	5.7	5.3	5.4	5.7	6.9
Silver	358	339	353	389	472
Processed mineralized material (t)	143	110	539	401	544
Average grade processed (gpt)
Gold	5.8	5.6	5.5	5.6	6.8
Silver	346	345	344	357	443
Average recovery (%):
Gold	86.9	89.2	88.1	89.4	88.6
Silver	87.3	88.9	88.0	89.1	88.3
Gold ounces:
Produced	23.1	17.7	83.6	65.0	105.5
Sold	22.7	18.0	81.8	65.3	102.8
Silver ounces:
Produced	1,393	1,085	5,250	4,108	6,846
Sold	1,392	1,112	5,229	4,172	6,846
Gold equivalent ounces:
Produced	41.2	30.2	156.8	111.2	187.0
Sold	41.5	30.8	155.3	112.1	184.3
Revenue from gold and silver sales	$76,065	$64,354	$271,863	$219,020	$263,887
Average realized price:
Gold ($/Au oz)	$1,869	$1,762	$1,760	$1,842	$1,448
Silver ($/Ag oz)	$24.12	$29.40	$24.45	$23.67	$16.80
Cash costs(1)	$70,866	$37,950	$196,032	$138,182	$159,915
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,708	$1,234	$1,262	$1,233	$867
All‑in sustaining costs(1)	$84,761	$44,744	$249,018	$169,715	$210,186
AISC per ounce ($/Au Eq. oz sold)(1)	$2,043	$1,455	$1,603	$1,514	$1,140
Silver : gold ratio	77 : 1	77 : 1	72 : 1	89 : 1	84 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 63 for additional information.

The comparative analysis below compares the operating and financial results of MSC on a 100% basis.

2021 compared to 2020

Gold and silver production increased in Q4/21 by 30% and 28% respectively, compared to Q4/20. The increase arose from an increase in mined and processed mineralized material in addition to higher processed grades. Operations in Q4/20 were limited due to a decrease in available staff and restrictions in travel mandated by provincial and federal authorities to limit the spread of COVID-19. As of Q4/21, some of these restrictions have been lifted, allowing staff to mobilize to and from the site.

Gold and silver production increased for the full year 2021 by 29% and 28%, respectively, compared to the full year 2020 as a result of a 34% increase in processed mineralized material, offset by a 4% decrease in silver grade and a 2% decrease in gold grade of the mineralized material processed in 2021. As previously discussed, mining and mill throughput was limited for the full year 2020 due to COVID-19 restrictions.

Revenue from gold and silver sales increased by 18% and 24% in Q4/21 and for the full year 2021 compared to Q4/20 and the full year 2020. This increase arose primarily from an increase in gold equivalent ounces sold for the full year 2021. Revenues on concentrate sales include provisional sales adjustments which contributed to the decreased per ounce average realized price per GEO Q4/21.

Cash costs in Q4/21 and the full year 2021 increased by $32.9 million and $57.9 million, or 87% and 42% respectively compared to Q4/20 and the full year 2020. The change is attributable to the increase in mineralized material processed arising from increased production and sales during 2021. In addition, MSC expended a significant amount in extra costs for COVID-19 risk mitigation activities during Q4/21 including alternative housing, testing, and travel arrangements.

All-in sustaining cost per gold equivalent ounce increased in Q4/21 compared to Q4/20 as a result of the above discussion and remained consistent for the full year 2021 compared to the full year 2020.

Investment in MSC

We recognized losses of $2.5 million and $7.5 million during Q4/21 and for the full year 2021 respectively attributable to our 49% share of operations from our investment in MSC. A loss of $0.4 million was recognized in Q4/20 while a loss of $1.5 million was recognized for the full year 2020. The change in Q4/21 compared to Q4/20 arose from a $15.1 million decrease in gross profits largely attributed to the COVID-19 expenditures during Q4/21.

Exploration activities were focused on the Telken Norte and Saavedra near-mine targets. Drilling is expected to continue through 2022.

MSC Dividend Distribution (49%)

We received $2.3 million and $9.8 million in dividends from MSC during Q4/21 and the full year 2021 respectively, compared to $0.3 million received during the comparative periods in 2020.

McEwen Copper Inc.

In 2021 we established McEwen Copper Inc. (“McEwen Copper”), originally a wholly-owned subsidiary of Minera Andes Inc. (“MAI”), a wholly-owned subsidiary of the Company. McEwen Copper holds a 100% interest in the Los Azules copper project in the province of San Juan, Argentina, and the Elder Creek exploration property in Nevada. On August 23, 2021, we successfully closed the first tranche of the private placement, a $40 million investment from an affiliate of our Chairman and CEO, Rob McEwen. MAI now owns 81.4% of McEwen Copper following the completion of the private placement.

McEwen Copper intends to pursue an initial public listing within 12 months of the completion of the private placement transaction.

Los Azules Project

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry deposits and is located in San Juan, Argentina. The total indicated and inferred mineral resources are estimated at 10.2 and 19.3 billion lbs. of copper respectively. A PEA was completed on the Los Azules project in 2017.

Work has progressed rapidly following the closing of the first tranche of the private placement. Drill crews were mobilized to site in Q4/21 to begin a 174,000 ft (53,000m) phase one drill program that is expected to run through the end of Q2/22. In the future, the Company anticipates completing a road that will allow for year-round access to the project for drilling and other activity. The program’s focus will be to confirm the existing indicated mineral resource and upgrade areas currently classified as inferred to indicated. Drilling necessary to complete geo-metallurgical and geotechnical evaluations is also included in the program that will be conducted by an established and well-recognized drilling contractor employing the local workforce.

Historically, drilling has been conducted at Los Azules with vertical drill holes. Given there is structural and lithologic features (faults, contacts, hydrothermal breccia) that are sub-vertical to vertical in orientation, the phase one and subsequent drill programs will focus on drilling inclined holes typically dipping between -70 and -80 degrees. This will ensure many more of these features will be intersected, observed and captured in databases. This information will be useful in further fixing the location of geological and other domains necessary to strengthen the geologic and resource models.

In addition to the planned drill program, technical teams will also utilize borehole televiewer technologies to supplement the capture of geotechnical information. Two hyperspectral scanning units are also being deployed to capture data from the existing suite of core stored at Calingasta and new core drilled in the current program. In all, 100,000 meters of core will be analyzed to ensure greater consistency of core logging and to help resolve areas of lithologic or alteration-related uncertainty. Together, this work will support the creation of a significantly improved multi-element litho-structural model.

Construction has begun on the new access road that will provide year-round access to the project. To date, construction has advanced 11 miles from the east (72-mile planned length). As part of our ongoing involvement with local communities and entrepreneurs, local contractors are being sourced for the construction.

During the year ended December 31, 2021, we spent $5.0 million, mainly on advancing on the project. In the comparative period of 2020, the Company spent $2.1 million on activities to progress access and site preparation and detailed engineering plans.

Please refer to our website at www.mcewenmining.com for further details.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, we have the following consolidated contractual obligations:

	Payments due by period
	2022	2023	2024	2025	Thereafter	Total
Mining and surface rights	$492	$488	$470	$443	$—	$1,893
Exploration	8,116	15,080	—	—	—	23,196
Reclamation costs(1)	6,358	5,873	525	1,186	29,215	43,158
Long-term debt	4,875	14,712	32,710	10,027	—	62,324
Lease obligations	2,949	1,058	441	—	—	4,448
Total	$22,791	$37,211	$34,146	$11,656	$29,215	$135,019
(1)	Amounts presented represent the undiscounted uninflated future payments.

Operating lease obligations include long term leases covering office space, exploration expenditures, option payments and option payments on properties.

We have surety bonds outstanding to provide bonding for our environmental reclamation obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. If the bond is drawn, we would be obligated to reimburse the surety. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2021, no additional liability has been recognized for our surety bonds of $37.7 million.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate our performance and ability to generate cash flow. We also report these measures to provide investors and analysts with useful information about our underlying costs of operations and clarity over our ability to finance operations. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally.

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

The presentation of these measures including the minority interest in the San José, has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not represent our legal claim to the assets and liabilities, or the revenues and expenses; and
●	Other companies in our industry may calculate their cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, average realized price per ounce, and liquid assets differently than we do, limiting the usefulness as a comparative measure.

Cash Gross Profit

Cash gross profit is a non-GAAP financial measure and does not have any standardized meaning. We use cash gross profit to evaluate our operating performance and ability to generate cash flow from mining operations; we disclose cash gross profit or loss as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our ongoing business and capital activities. The most directly comparable measure prepared in accordance with GAAP is gross profit or loss. Cash gross profit or loss is calculated by adding depletion and depreciation to gross profit or loss.

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Year ended December 31, 2021
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit (loss)	$(3,288)	$2,448	$(5,640)	$(6,480)
Add: Depreciation and depletion	8,502	15,296	—	23,798
Cash gross profit (loss)	$5,214	$17,744	$(5,640)	$17,318

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

	(in thousands)
San José mine cash gross profit (100% basis)
Gross (loss) profit	$(6,327)	$18,679	$35,882	$51,029	$33,977
Add: Depreciation and depletion	11,527	7,725	39,948	29,809	69,995
Cash gross (loss) profit	$5,200	$26,404	$75,830	$80,838	$103,972

	Year ended December 31, 2020
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(21,366)	$(4,070)	$(1,512)	$(26,948)
Add: Depreciation and depletion	11,785	10,883	242	22,910
Cash gross (loss) profit	$(9,581)	$6,813	$(1,270)	$(4,038)

	Year ended December 31, 2019
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(701)	$5,666	$4,021	$8,986
Add: Depreciation and depletion	10,934	13,271	548	24,753
Cash gross (loss) profit	$10,233	$18,937	$4,569	$33,739

Cash Costs and All-In Sustaining Costs

The terms cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), and all-in sustaining cost per ounce used in this report are non-GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis, and believe these measures provide investors and analysts with useful information about our underlying costs of operations.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo Project results are excluded from this reconciliation for 2021 and 2020 as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Cash costs and  AISC include, in addition to current period residual leaching costs, prior-year leach pad inventory costs expensed in the current period, with the latter not relevant on the evaluation of the residual leaching operations. Residual leaching costs for the year ended December 31, 2021 were $9.3 million or $2,543 per gold equivalent ounce. For this reason, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the El Gallo Project:

	Three months ended December 31, 2021			Year ended December 31, 2021
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$20,615	$10,339	$30,954	$73,991	$32,961	$106,952
Mine site reclamation, accretion and amortization	167	152	320	651	906	1,557
In‑mine exploration	40	436	476	921	2,248	3,168
Capitalized underground mine development (sustaining)	—	4,969	4,969	—	5,771	5,771
Capital expenditures on plant and equipment (sustaining)	29	110	139	29	836	865
Sustaining leases	435	215	650	1,279	735	2,014
All‑in sustaining costs	$21,286	$16,221	$37,507	$76,870	$43,456	$120,326
Ounces sold, including stream (Au Eq. oz)(1)	10.1	9.2	19.3	43.9	29.7	73.6
Cash cost per ounce ($/Au Eq. oz sold)	$2,038	$1,122	$1,601	$1,687	$1,108	$1,453
AISC per ounce ($/Au Eq. oz sold)	$2,104	$1,760	$1,940	$1,753	$1,461	$1,635
(1)	Total gold equivalent ounces sold for Q4/21 and 2021 is 40,184 and 153,415 respectively and includes gold equivalent ounces sold from 49% interest in MSC and 100% owned operating mines of 19,962 and 77,553, as disclosed above, and 525 and 3,696 gold equivalent ounces sold from the El Gallo Project for Q4/21 and 2021, respectively.

	Three months ended December 31, 2020			Year ended December 31, 2020
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$19,602	$10,408	$30,010	$58,465	$34,639	$93,104
Mine site reclamation, accretion and amortization	485	119	604	1,223	414	1,637
In‑mine exploration	608	573	1,181	1,923	1,280	3,203
Capitalized underground mine development (sustaining)	—	—	—	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	76	279	355	4,739	601	5,340
Sustaining leases	470	75	545	1,922	324	2,246
All‑in sustaining costs	$21,241	$11,454	$32,695	$68,272	$40,904	$109,176
Ounces sold, including stream (Au Eq. oz)(1)	5.7	8.0	13.7	27.8	24.8	52.6
Cash cost per ounce ($/Au Eq. oz sold)	$3,439	$1,307	$2,197	$2,106	$1,397	$1,772
AISC per ounce ($/Au Eq. oz sold)	$3,726	$1,439	$2,393	$2,459	$1,650	$2,077

	Year ended December 31, 2019
	Gold Bar	Fox Complex	El Gallo	Total

	(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$33,614	$31,121	$18,545	$83,280
Mine site reclamation, accretion and amortization	1,205	583	326	2,114
In‑mine exploration	—	3,726	—	3,726
Capitalized underground mine development (sustaining)	—	8,554	—	8,554
Capital expenditures on plant and equipment (sustaining)	2,416	1,856	17	4,289
Sustaining leases	1,904	352	—	2,256
All‑in sustaining costs	$39,139	$46,192	$18,888	$104,219
Ounces sold, including stream (Au Eq. oz)	30.5	37.7	16.9	85.1
Cash cost per ounce ($/Au Eq. oz sold)	$1,101	$825	$1,097	$978
AISC per ounce ($/Au Eq. oz sold)	$1,282	$1,225	$1,117	$1,224

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$70,866	$37,950	$196,032	$138,182	$159,915
Mine site reclamation, accretion and amortization	118	276	451	635	1,181
Site exploration expenses	2,715	2,580	11,207	9,183	10,635
Capitalized underground mine development (sustaining)	9,509	3,370	27,548	16,782	27,237
Less: Depreciation	(647)	(268)	(1,971)	(1,184)	(2,355)
Capital expenditures (sustaining)	2,199	836	15,751	6,117	13,573
All‑in sustaining costs	$84,761	$44,744	$249,018	$169,715	$210,185
Ounces sold (Au Eq. oz)	41.5	30.8	155.3	112.1	184.3
Cash cost per ounce ($/Au Eq. oz sold)	$1,708	$1,234	$1,262	$1,233	867
AISC per ounce ($/Au Eq. oz sold)	$2,043	$1,455	$1,603	$1,514	1,140

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

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$34,966	$27,703	$136,541	$104,789	$117,019
Less: revenue from gold sales, stream	413	311	1,309	1,194	1,540
Revenue from gold and silver sales, excluding stream	$34,553	$27,392	$135,232	$103,595	$115,479
Gold equivalent ounces sold	19.9	15.1	77.3	60.6	85.1
Less: gold ounces sold, stream	0.7	0.6	2.3	2.1	2.8
Gold equivalent ounces sold, excluding stream	19.1	14.5	75.0	58.5	82.3
Average realized price per Au Eq. oz sold, excluding stream	$1,806	$1,888	$1,803	$1,771	$1,403

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$42,484	$31,656	$144,024	$120,258	$148,890
Silver sales	33,581	32,698	127,839	98,762	114,997
Gold and silver sales	$76,065	$64,354	$271,863	$219,020	$263,887
Gold ounces sold	22.7	18.0	81.8	65.3	102.8
Silver ounces sold	1,392	1,112	5,229	4,172	6,846
Gold equivalent ounces sold	41.5	30.8	155.3	112.1	184.3
Average realized price per gold ounce sold	$1,869	$1,762	$1,760	$1,842	$1,448
Average realized price per silver ounce sold	$24.12	$29.40	$24.45	$23.67	$16.8
Average realized price per gold equivalent ounce sold	$1,834	$2,092	$1,750	$1,954	$1,431

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$54,287	$20,843
Restricted cash	6,347	3,595
Investments	1,806	—
Precious Metals valued at market value (1)(2)	1,018	1,412
Total liquid assets	$63,458	$25,850
(1)	As of December 31, 2021 and 2020 we held 560 and 798 gold equivalent ounces in inventory, valued at $1,799 and $1,770 per ounce, respectively, net of our streaming agreement.
(2)	Precious metals valued at cost on December 31, 2021 and 2020 equals $1,819 and $1,344, respectively.

CRITICAL ACCOUNTING ESTIMATES AND ACCOUNTING DEVELOPMENTS

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

We believe that significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; the fair value of equity investments and asset groups used in impairment testing; recoverable gold in leach pad inventory; current and long-term inventory and mine development capitalization costs; the collectability of value added taxes receivable; fair values of assets and liabilities acquired in business combinations; reserves; valuation allowances for deferred tax assets; income and mining tax provisions and reserves for contingencies and litigation. There are other items within our financial statements that require estimation but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements. In the section below we identify estimates critical to the understanding of our financial condition and results of operations and that require the application of significant management judgment.

Asset Retirement Obligation, Reclamation and Remediation Costs:  The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate and credit risk.  Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. The company has estimated its liabilities under appropriate accounting guidance, and review its liabilities on at least an annual basis. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs were incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

For asset groups where an impairment loss is determined using the discounted future net cash flows method or discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after considering losses during processing and treatment. The Company’s estimates of future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on the pads to the quantities of gold recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored, and the engineering estimates are refined based on actual results over time.

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

Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which the Company compares future cash flows to current asset values to ensure that carrying values are reported appropriately. The Company’s forecasts are also used in determining the level of valuation allowances on the Company’s deferred tax assets. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Reserves involve many estimates and are not guarantees that the Company will recover the indicated quantities of metals. Changes in reserve estimates could result in material adjustments to the Company’s reserve estimates.

Income and Mining Taxes: The Company accounts for income and mining taxes under ASC 740 using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related tax basis for such liabilities and assets. This method generates either a net deferred income and mining tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income and mining tax charge or benefit by recording the change in either the net deferred income and mining tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income and mining tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all the deferred income and mining tax asset will not be realized.

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, cost and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties.
●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures.
●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. Many of these statements can be found by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions used in this report or incorporated by reference in this report.

Forward-looking statements and information are based upon several estimates and assumptions that, while considered reasonable by management, they are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information.

Included among the forward-looking statements and information that we may provide is production guidance. From time to time the Company provides guidance on operations, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate several factors and assumptions, which include, but are not limited to:

●	gold and silver price forecasts.
●	average gold and silver grade mined, using a resource model.
●	average grade processed by the crushing facility (Gold Bar) or milling facility (San José mine and Black Fox mine).
●	expected tonnes moved and strip ratios.
●	available stockpile material (grades, tonnes, and accessibility).
●	estimates of in process inventory (either on the leach pad or plant for the El Gallo Project and Gold Bar, or in the mill facility for the San José mine and the Black Fox mine).
●	estimated leach recovery rates and leach cycle times (the El Gallo Project and Gold Bar).
●	estimated mill recovery rates (San José mine and Black Fox mine).
●	dilution of material processed.
●	internal and contractor equipment and labor availability.

●	seasonal weather patterns.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other “Risk Factors” section in this report and the following:

●	our ability to raise funds required for the execution of our business strategy.
●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the world-wide, the national, state and local responses to such pandemics.
●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects.
●	decisions of foreign countries, banks and courts within those countries.
●	unexpected changes in business, economic, and political conditions.
●	operating results of MSC.
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices.
●	timing and amount of mine production.
●	our ability to retain and attract key personnel.
●	technological changes in the mining industry.
●	changes in operating, exploration or overhead costs.
●	access and availability of materials, equipment, supplies, labor and supervision, power and water.
●	results of current and future exploration activities.
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed.
●	changes in our business strategy.
●	interpretation of drill hole results and the geology, grade and continuity of mineralization.
●	the uncertainty of reserve estimates and timing of development expenditures.

●	litigation or regulatory investigations and procedures affecting us.
●	local and community impacts and issues including criminal activity and violent crimes.
●	accidents, public health issues, and labor disputes.
●	our continued listing on a public exchange.
●	uncertainty relating to title to mineral properties.
●	changes in relationships with the local communities in the areas in which we operate.
●	changes in environmental laws and requirements in the jurisdictions in which we operate

We undertake no responsibility or obligation to update publicly these forward-looking statements, except as required by law and we may update these statements in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 53% on an annual basis. As noted in the graph below, during 2021 the Argentine peso devalued 18% compared to devaluations of 29% and 37% in 2020 and 2019 respectively. During 2021, the Mexican peso devalued  3% against the US dollar, compared to a devaluation of 5% in 2020 and an increase in value of 5% in 2019.

During 2021, the Canadian dollar increased in value by 0.4% against the U.S. dollar, compared to the increase in value of 2% in 2020 and 2019.

The following table illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2021:

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

Based on our Canadian cash balance of $1.05 million (C$1.34 million) at December 31, 2021, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican and Argentine pesos, with effect of a 1% change in these respective currencies resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2021, our VAT receivable balance was 19,949,674  Mexican pesos, equivalent to approximately $0.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.01 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $136.5 million for the year ended December 31, 2021, with all other variables held constant, a 10% change in the price of gold and silver would have had resulted in an additional income or loss before income and mining taxes of approximately $13.7 million. Changes in the price of gold and silver can also affect the provisionally-priced sales that we make under agreements with refiners and other purchasers of our products. At December 31, 2021, we had no gold or silver sales subject to final pricing.  Decreases in the market price of gold or silver can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to net realizable value.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of December 31, 2021, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.9 million as at December 31, 2021.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2021, we have surety bonds of $37.7 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. [the "Company"] as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes [collectively referred to as the "consolidated financial statements"]. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Report on internal control over financial reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) [the "PCAOB"], the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: 1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory at the Gold Bar mine
Description of the Matter

On December 31, 2021, the carrying value of the Company's inventory was $18.3 million, of which $2.0 million was for the leach pad inventory at the Gold Bar mine in Nevada, USA. Inventory is recorded at the lower of cost and net realizable value. The net realizable value of the inventory is calculated based on the estimated amount of recoverable gold on the leach pads. The significant assumption used by management in the valuation of the leach pad inventory is the life of mine recovery rate. The Company discloses the significant assumption in respect of this estimate in Note 2 of the consolidated financial statements.

Auditing management's estimate of the expected amount of gold to be recovered was complex due to the subjective nature of the assumption used in the calculation . The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads, the grade of mineralized material placed on the leach pads and a recovery percentage. This significant assumption is subjected to high estimation uncertainty and required a high degree of auditor judgment given it could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantities of material placed on the pad, the grade determination, the recovery percentage, and the calibration process to assess whether the recovery rate is appropriate.

Our substantive audit procedures included, among others, evaluating the reasonableness of the above noted significant assumption used in the recoverable gold calculation. As each of the key inputs were determined by a specialist, we also assessed the competence and objectivity of management's specialist by evaluating their professional qualifications, experience, and their use of accepted industry practices. In addition, we evaluated the methodologies used by management's specialist by understanding the life of mine plan for ore to be placed on the pad, timing of the leaching cycle and the grade determination. We also involved our internal mining specialist to assess the appropriateness of the Gold Bar gold recovery model. We reperformed management's calculation of the leach pad inventory value to verify mathematical accuracy.

We assessed the adequacy of the Company's disclosure in Note 2 to the consolidated financial statements.

We have served as the Company's auditor since 2016.

Toronto, Canada	/s/ Ernst & Young LLP
March 4, 2022	Chartered Professional Accountants
Licensed Public Accountants

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McEwen Mining Inc.

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on internal control over financial reporting

We have audited McEwen Mining lnc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) [the "COSO criteria"]. In our opinion, McEwen Mining Inc. [the "Company"] maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) [the "PCAOB"], the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive (loss) , changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 4, 2022 expressed an unqualified opinion thereon.

Basis for opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and limitations of internal control over financial reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition , use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Toronto, Canada	/s/ Ernst & Young LLP
March 4, 2022	Chartered Professional Accountants
Licensed Public Accountants

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2021	2020	2019
Revenue from gold and silver sales	$136,541	$104,789	$117,019
Production costs applicable to sales	(119,223)	(108,827)	(83,280)
Depreciation and depletion	(23,798)	(22,910)	(24,753)
Gross profit (loss)	(6,480)	(26,948)	8,986

OTHER OPERATING EXPENSES:
Advanced projects	(12,439)	(11,681)	(9,520)
Exploration	(22,604)	(15,861)	(37,744)
General and administrative	(11,435)	(9,201)	(12,785)
Loss from investment in Minera Santa Cruz S.A. (Note 9)	(7,533)	(1,517)	(8,754)
Depreciation	(339)	(405)	(566)
Reclamation and remediation (Note 12)	(3,450)	(1,788)	(3,531)
Impairment loss on mineral property interests and plant and equipment (Note 8)	—	(83,805)	—
Other operating	—	(1,968)	—
	(57,800)	(126,226)	(72,900)
Operating loss	(64,280)	(153,174)	(63,914)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(6,200)	(7,434)	(6,817)
Other income (Note 4)	6,281	6,893	7,140
Total other income (expense)	81	(541)	323
Loss before income and mining taxes	(64,199)	(153,715)	(63,591)
Income and mining tax recovery	7,315	1,390	3,844
Net loss after income and mining taxes	(56,884)	(152,325)	(59,747)
Net loss attributable to non-controlling interests (Note 20)	172	—	—
Net loss and comprehensive loss attributable to McEwen shareholders	$(56,712)	$(152,325)	$(59,747)

Net loss per share (Note 14):
Basic and Diluted	$(0.12)	$(0.38)	$(0.17)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and Diluted	454,899	403,457	361,845

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents (Note 18)	$54,287	$20,843
Restricted cash (Note 18)	2,550	—
Investments (Note 5)	1,806	—
Receivables, prepaids and other assets (Note 6)	10,591	5,690
Inventories (Note 7)	15,792	26,964
Total current assets	85,026	53,497
Mineral property interests and plant and equipment, net (Note 8)	342,303	329,112
Investment in Minera Santa Cruz S.A. (Note 9)	90,961	108,326
Inventories (Note 7)	2,543	4,785
Restricted cash (Note 18)	3,797	3,595
Other assets	711	621
TOTAL ASSETS	$525,341	$499,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,615	$36,055
Flow-through share premium (Note 13)	1,572	3,827
Lease liabilities	2,901	2,440
Reclamation and remediation liabilities (Note 12)	5,761	3,232
Other liabilities	2,550	—
Total current liabilities	52,399	45,554
Lease liabilities	1,515	3,056
Debt (Note 11 and 15)	48,866	48,160
Reclamation and remediation liabilities (Note 12)	29,691	30,768
Other liabilities	2,929	3,257
Deferred income and mining tax liability	—	3,813
Total liabilities	$135,400	$134,608

Shareholders’ equity:
Common shares: 459,188 as of December 31, 2021 and 416,587 as of December 31, 2020 issued and outstanding (in thousands) (Note 13)	$1,615,596	$1,548,876
Non-controlling interests (Note 20)	14,777	—
Accumulated deficit	(1,240,432)	(1,183,548)
Total shareholders’ equity	389,941	365,328
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$525,341	$499,936

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 17

Subsequent event: Note 23

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars and shares)

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2018	344,560	$1,457,422	$(971,476)	—	$485,946
Stock-based compensation	—	694	—	—	694
Units issued for cash, net of share issue costs	53,880	69,467	—	—	69,467
Exercise of stock options	535	544	—	—	544
Sale of common shares for cash	1,010	1,851	—	—	1,851
Common shares issued for acquisition of mineral property interests	354	724	—	—	724
Net loss	—	—	(59,747)	—	(59,747)
Balance, December 31, 2019	400,339	$1,530,702	$(1,031,223)	$—	$499,479
Stock-based compensation	—	613	—	—	613
Sale of flow-through common shares	13,968	15,478	—	—	15,478
Exercise of stock options	135	138	—	—	138
Shares issued for debt refinancing	2,092	1,875	—	—	1,875
Shares issued for acquisition of mineral property interests	53	70	—	—	70
Net loss	—	—	(152,325)	—	(152,325)
Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$—	$365,328

Balance, December 31, 2020	416,587	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	837	—	—	837
Sale of flow-through common shares	12,601	10,785	—	—	10,785
Sale of shares for cash	30,000	29,875	—	—	29,875
Issuance of equity by subsidiary (Note 20)	—	25,223	—	14,605	39,828
Net loss	—	—	(56,884)	172	(56,712)
Balance, December 31, 2021	459,188	$1,615,596	$(1,240,432)	$14,777	$389,941

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(56,884)	$(152,325)	$(59,747)
Adjustments to reconcile net loss from operating activities:
Impairment loss on mineral property interests and plant and equipment (Note 8)	—	83,805	—
Loss from investment in Minera Santa Cruz S.A., net of amortization (Note 9)	7,533	1,517	8,754
(Gain) loss on sale of mineral property interests (Note 4)	(2,270)	—	96
Depreciation and amortization	25,549	23,090	25,543
(Gain) loss on investments (Note 4)	(28)	619	(5,259)
Unrealized foreign exchange loss and adjustment to estimate (Note 12)	15	278	919
Income and mining tax (recovery)	(7,315)	(1,390)	(3,844)
Stock-based compensation	837	612	694
Reclamation and remediation (Note 12)	3,450	1,788	3,531
Change in non-cash working capital items:
Decrease (increase) in other assets related to operations	7,887	12,696	(17,484)
(Decrease) increase in liabilities related to operations	1,003	1,437	7,270
Cash used in operating activities	$(20,223)	$(27,873)	$(39,527)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(34,888)	$(13,373)	$(29,707)
Proceeds from disposal of property and equipment (Note 4)	492	—	—
Proceeds from sale of investments, net of investments	—	1,266	6,769
Dividends received from Minera Santa Cruz S.A. (Note 9)	9,832	340	8,877
Cash used in investing activities	$(24,564)	$(11,767)	$(14,061)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 13)	$29,875	$—	$69,467
Sale of flow-through common shares, net of issuance costs (Note 13)	11,966	19,644	—
Proceeds from sale of shares in subsidiary (Note 20)	40,000	—	—
Subscription proceeds received in advance (Note 18)	2,550	—	—
Proceeds of at-the-market share sale (Note 13)	—	—	1,851
Proceeds of exercise of stock options	—	138	544
Payment of finance lease obligations	(3,408)	(2,204)	(1,855)
Cash provided by financing activities	$80,983	$17,578	$70,007
Effect of exchange rate change on cash and cash equivalents	—	—	(408)
Increase (decrease) in cash, cash equivalents and restricted cash	36,196	(22,062)	16,011
Cash, cash equivalents and restricted cash, beginning of period	24,438	46,500	30,489
Cash, cash equivalents and restricted cash, end of period (Note 18)	$60,634	$24,438	$46,500

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Fox Complex in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico, and a portfolio of exploration properties in Nevada, Canada, Mexico, and Argentina. As of December 31, 2021, Minera Andes Inc., a wholly owned subsidiary of the Company, owns an 81.4% of McEwen Copper which holds a 100% interest in the Los Azules copper deposit in San Juan, Argentina, and the Elder Creek exploration property in Nevada. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investment and the impairment test; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of value added taxes receivable; reserves; valuation allowances for deferred tax assets; income and mining tax provisions; reserves for contingencies and litigation and costs related to COVID-19. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ significantly from these estimates.

References to “C$” refer to Canadian currency.

COVID-19:

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, during 2021 there were no mandated suspensions for the Company’s operations. In addition, vaccination rates in countries where the Company operates continue to increase.

The Company’s results of operations, financial position, and cash flows were adversely affected in both 2020 and 2021 due to COVID-19. The continuing impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability, ongoing effectiveness, development and distribution of vaccinations and treatments and on government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the overall economy and the Company are highly

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

uncertain and cannot be predicted. Maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

During 2021, the Company raised $12.7 million and $31.5 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and an equity financing and a subsidiary of the Company secured an additional $40.0 million for its Los Azules project in Argentina. See Item 8. Financial Statements and Supplementary Data, Note 13 Shareholders’ Equity.

Continuation of COVID-19 in 2022 and beyond could impact employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, impeding access to capital markets when needed on acceptable term and other factors that will depend on future developments that may be beyond our control. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). However, there is no assurance that these measures will prevent adverse effects from COVID-19 in the future.

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

Cash and Cash Equivalents and Restricted Cash:

The Company considers cash in banks, deposits in transit, and highly liquid term deposits with remaining maturities of three months or less at the date of acquisition to be cash and cash equivalents. Because of the short maturity of these instruments, the carrying amounts approximate their fair value. The Company classifies Restricted cash between short term and long term based on the restrictions.

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

The Company’s investments in marketable equity securities and warrants are measured at fair value at each period end with changes in fair value recognized in net (loss) income in the Statement of Operations in accordance with ASU 2016-01 with reference to further updates in ASU 2018-03, ASU 2019-04, and ASU 2020-01.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Proven and Probable Reserves:

The definition of proven and probable reserves is set forth in S-K 1300. Proven mineral reserves are the economically mineable part of a measured mineral resource. For a proven mineral reserve, the qualified person has a high degree of confidence in the results obtained from the application of modifying factors and in the estimates of tonnage and grade or quality. A proven mineral reserve can only result from the conversion of a mineral resource. Probable mineral reserves are the economically mineable part of an indicated and, in some cases, measured mineral resource. For a probable mineral reserve, the qualified person’s confidence in the results obtained from the application of the modifying factors and in the estimates of tonnage and grade or quality is lower than what is sufficient for a classification as a proven mineral reserve, but is still sufficient to demonstrate that, at the time of reporting, extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.  The lower level of confidence is due to higher geologic uncertainty when the qualified person converts an indicated mineral resource to a probable reserve or higher risk in the results of the application of modifying factors at the time when the qualified person converts a measured mineral resource to a probable mineral reserve. A qualified person must classify a measured mineral resource as a probable mineral reserve when his or her confidence in the results obtained from the application of the modifying factors to the measured mineral resource is lower than what is sufficient for a proven mineral reserve.

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

Development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines (“pre-stripping”) and building of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are charged to operations in the year incurred as Advanced Projects until proven and probable reserves as defined by S-K 1300 have been met, after which they are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately to each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

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

Mineral property interests are amortized upon commencement of production on a unit-of-production basis over proven and probable reserves, as defined by S-K 1300. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs is charged to expense based on the most appropriate method, which includes straight-line method and units-of-production method over the estimated useful life of the mine, as determined by internal mine plans.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Plant and Equipment: For properties where the Company has established proven and probable reserves as defined by S-K 1300, expenditures for plant and equipment and expenditures that extend the useful lives of existing plant and equipment are capitalized and recorded at cost. The cost capitalized for plant and equipment includes borrowing costs incurred that are attributable to qualifying plant and equipment. Plant and equipment are depreciated using the straight-line method over the estimated productive life of the asset.

For properties where the Company did not establish proven and probable reserves as defined by S-K 1300, substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred, unless the equipment has alternative uses or significant salvage value, in which case the equipment is capitalized at cost.

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

Reclamation and Remediation Liabilities:

Provisions for environmental rehabilitation are made in respect of the estimated future costs of closure and restoration and rehabilitation costs (which include the dismantling and demolition of infrastructure, removal of residual materials and remediation of disturbed areas) in the accounting period when the related environmental disturbance occurs. The associated asset retirement costs, including periodic adjustments, if any, are capitalized as part of the carrying amount of the long-lived asset when proven or probable reserves exist or if they relate to an acquired mineral property interest; otherwise, the costs are charged to the operations. Periodic accretion is recorded to reclamation and remediation liabilities and charged to operations.

The fair value of reclamation and remediation liabilities is measured by discounting the expected cash flows adjusted for inflation, using a credit-adjusted risk free rate of interest. The Company prepares estimates of the timing and amounts of expected cash flows when an reclamation and remediation liabilities is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of reclamation and remediation liabilities requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate and credit risk.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

December 31, 2021

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Year ended December 31, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$79,205	$50,704	$6,632	$—	$—	$136,541
Production costs applicable to sales	(73,991)	(32,961)	(12,272)	—	—	(119,224)
Depreciation and depletion	(8,502)	(15,296)	—	—	—	(23,798)
Gross profit (loss)	(3,288)	2,447	(5,640)	—	—	(6,481)

Advanced projects	(440)	(2,635)	(4,345)	—	$(5,019)	(12,439)
Exploration	(5,875)	(15,017)	(14)	—	(1,698)	(22,604)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	—	—	—
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(7,533)	—	(7,533)
Other operating	—	—	—	—	—	—
Segment loss	$(9,603)	$(15,205)	$(9,999)	$(7,533)	$(6,717)	$(49,056)
General and Administrative and other	—	—	—	—	—	(15,143)
Loss before income and mining taxes	—	—	—	—	—	$(64,199)

Capital expenditures	$2,416	$33,617	$—	$—	$—	$36,033

Year ended December 31, 2020	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$48,884	$41,452	$14,453	$—	$—	$104,789
Production costs applicable to sales	(58,465)	(34,639)	(15,723)	—	—	(108,827)
Depreciation and depletion	(11,785)	(10,883)	(242)	—	—	(22,910)
Gross (loss) profit	(21,366)	(4,070)	(1,512)	—	—	(26,948)

Advanced projects	(1,071)	(6,088)	(4,522)	—	—	(11,681)
Exploration	(6,777)	(6,450)	(513)	—	(2,121)	(15,861)
Impairment of mineral property interests and plant and equipment (Note 8)	(83,805)	—	—	—	—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,517)	—	(1,517)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(114,409)	$(17,186)	$(6,547)	$(1,517)	$(2,121)	$(141,780)
General and Administrative and other	—	—	—	—	—	(11,935)
Loss before income and mining taxes	—	—	—	—	—	$(153,715)

Capital expenditures	$4,821	$9,104	$—	$—	$—	$13,925

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Year ended December 31, 2019	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$43,847	$50,058	$23,114	$—	$—	$117,019
Production costs applicable to sales	(33,614)	(31,121)	(18,545)	—	—	(83,280)
Depreciation and depletion	(10,934)	(13,271)	(548)	—	—	(24,753)
Gross profit	(701)	5,666	4,021	—	—	8,986

Advanced projects	(649)	(1,636)	(7,235)	—	—	(9,520)
Exploration	(8,554)	(25,779)	—	—	(3,411)	(37,744)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(8,754)	—	(8,754)
Segment (loss) income	$(9,904)	$(21,749)	$(3,214)	$(8,754)	$(3,411)	$(47,032)
General and Administrative and other						(16,559)
Loss before income and mining taxes						$(63,591)

Capital expenditures	$18,806	$11,464	$—	$—	$—	$30,270

Geographic information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Long-lived Assets		Revenue (1)
	December 31,	December 31,	Year ended December 31,
	2021	2020	2021	2020	2019
USA	$37,878	$46,801	$79,205	$48,884	$43,847
Canada	93,294	78,986	50,704	41,452	50,058
Mexico	26,561	20,021	6,632	14,453	23,114
Argentina (2)	282,583	299,816	—	—	—
Total consolidated	$440,316	$445,624	$136,541	$104,789	$117,019
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $90.9 million as of December 31, 2021 (December 31, 2020 - $108.3 million).
(3)	Total excludes $0.4 million (December 31, 2020 - $0.6 million) related to the Company’s ROU office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2021, 2020 and 2019, sales to Bank of Nova Scotia and Asahi Refining Inc. were $nil and $134.7 million (98.8%), $33.0 million (32%) and $67.0 million (64%), and $103.6 million (89%) and $4.9 million (4%), respectively, of the total gold and silver sales.

NOTE 4 OTHER INCOME

The following is a summary of other income (expense) for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
COVID-19 relief	$3,541	$6,420	$—
Unrealized and realized gain (loss) on investments (Note 5)	28	(619)	5,259
Foreign currency gain	513	1,078	1,697
Other income, net	2,199	14	184
Total other income	$6,281	$6,893	$7,140

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 5 INVESTMENTS

The Company’s investment portfolio consisted of marketable equity securities and warrants of certain publicly-traded companies.

The following is a summary of the activity in investments for the years ended December 31, 2021 and 2020:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net gain (loss) on	transfers during	gain on	December 31,
	2020	period	securities sold	year	securities held	2021
Marketable equity securities	$—	$1,616	$—	$—	$28	$1,644
Warrants	—	162	—	—	—	162
Investments	$—	$1,777	$—	$—	$28	$1,806

	As at	Additions/	Net	Disposals/	Unrealized	Fair value
	December 31,	transfers during	(loss) on	transfers during	(loss) on	December 31,
	2019	period	securities sold	year	securities held	2020
Marketable equity securities	$1,885	$—	$(619)	$(1,266)	$—	$—

On June 23, 2021, the Company closed the sale of two projects in Nevada, Limousine Butte and Cedar Wash, with Nevgold Corp. (“Nevgold”, formerly Silver Mountain Mines Inc.). In addition to $0.5 million of cash received as part of the consideration, the Company received 4,963,455 common shares and 2,481,727 warrants of Nevgold. Upon issuance, the common shares received by the Company represented 10% of the issued and outstanding shares of Nevgold. The warrants have an exercise price of $0.60 per share and are exercisable until June 23, 2023. The common shares trade on the TSX Venture Exchange.

During the years ended December 31, 2021, 2020 and 2019, the Company sold marketable equity securities for $nil, $1.3 million and $6.8 million, respectively.

NOTE 6 RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets as at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Government sales tax receivable	3,708	$1,810
Prepaids and other assets	6,883	3,880
Receivables and other current assets	$10,591	$5,690

Included in government sales tax receivable for the year ended December 31, 2021 is $2.2 million HST receivable from our operations in Black Fox (December 31, 2020 - $0.4 million). The timing of receipt of these funds is uncertain due to ongoing review conducted by tax local authorities.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 7 INVENTORIES

Inventories at December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Material on leach pads	$4,660	$21,003
In-process inventory	3,049	3,922
Stockpiles	5,105	635
Precious metals	1,819	1,344
Materials and supplies	3,702	4,845
	$18,335	$31,749
Less long-term portion	(2,543)	(4,785)
	15,792	26,964

During the year ended December 31, 2021, the inventory of Black Fox, Gold Bar and El Gallo were written down to their net realizable value by $2.1 million, $1.4 million, and $3.3 million respectively. Of these write-downs, a total of $6.0 million was included in production costs applicable to sales (December 31, 2020 - $13.9 million) and $0.8 million was included in depreciation and depletion (December 31, 2020 - $2.1 million)  in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Mineral property interests, cost	$344,529	$314,719
Less: accumulated depletion	(47,197)	(34,601)
Mineral property interests, carrying value	$297,332	$280,118

Plant and equipment, cost
Land	$8,949	$8,804
Construction in progress	4,078	2,945
Plant and equipment	76,887	72,188
Subtotal	$89,914	$83,937
Less: accumulated depreciation	(44,942)	(34,943)
Plant and equipment, carrying value	$44,972	$48,994

Mineral property interests and plant and equipment, carrying value	$342,303	$329,112

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Mineral property interest carrying value at December 31, 2021 and 2020 includes the following:

Name of Property/Complex	State/Province	Country	2021	2020
Fox Complex	Ontario	Canada	$37,678	$17,580
Lexam	Ontario	Canada	41,595	41,595
Los Azules Copper Project	San Juan	Argentina	191,490	191,490
Tonkin Properties	Nevada	United States	4,833	4,833
Gold Bar Project	Nevada	United States	11,790	14,675
Battle Mountain Complex	Nevada	United States	785	785
El Gallo Project	Sinaloa	Mexico	3,353	3,353
Fenix Project Properties	Sinaloa	Mexico	5,807	5,807
Total mineral property interests			$297,332	$280,118

Black Fox and Gold Bar mineral property interest are depleted based on the units of production method from production commencement date over the estimated proven and probable reserves.

The El Gallo Project is depleted and depreciated using the straight line or units-of-production method over the stated mine life, as the project does not have proven and probable reserves compliant with S-K 1300.

The definition of proven and probable reserves is set forth in the S-K 1300. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar, Black Fox and San José properties have proven and probable reserves estimated in accordance with SEC Industry S-K 1300.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

During the year ended December 31, 2021, no indicators of impairment have been noted for any of the Company’s mineral property interests. The Company’s evaluation resulted in an impairment charge of $83.8 million for the year ended December 31, 2020.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A summary of the operating results of MSC for the year ended December 31, 2021, 2020, and 2019, is as follows:

	Year ended December 31,
	2021	2020	2019
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$271,863	$219,020	$263,887
Production costs applicable to sales	(196,033)	(138,182)	(159,915)
Depreciation and depletion	(39,948)	(29,809)	(69,995)
Gross profit	35,882	51,029	33,977
Exploration	(10,602)	(10,446)	(10,635)
Other expenses(1)	(17,077)	(30,515)	(13,065)
Net income before tax	$8,203	$10,068	$10,277
Current and deferred tax expense	(7,934)	(4,466)	(14,556)
Net income (loss)	$269	$5,602	$(4,279)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$132	$2,745	$(2,097)
Amortization of fair value increments	(8,331)	(5,390)	(9,448)
Income tax recovery	666	1,128	2,791
(Loss) income from investment in MSC, net of amortization	$(7,533)	$(1,517)	$(8,754)
(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance related expenses.

Costs related to the COVID-19 pandemic for MSC were recognized in cost of sales and totaled $19.3 million for the year ended December 31, 2021. During the year ended December 31, 2020, shutdown costs related to COVID-19 totaled $11.4 million and were recognized in other expenses.

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

Changes in the Company’s investment in MSC for the year ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Investment in MSC, beginning of period	$108,326	$110,183
Attributable net income from MSC	132	2,745
Amortization of fair value increments	(8,331)	(5,390)
Income tax recovery	666	1,128
Dividend distribution received	(9,832)	(340)
Investment in MSC, end of period	$90,961	$108,326

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A summary of the key assets and liabilities of MSC as at December 31, 2021 and 2020, before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at December 31, 2021	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$89,876	$469	$90,345
Total assets	$180,302	$89,975	$270,277

Current liabilities	$(51,244)	$—	$(51,244)
Total liabilities	$(82,075)	$(2,577)	$(84,652)

As at December 31, 2020	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$94,965	$362	$95,327
Total assets	$186,438	$107,821	$294,259

Current liabilities	$(40,396)	$—	$(40,396)
Total liabilities	$(69,255)	$(3,936)	$(73,191)

NOTE 10 LEASE LIABILITIES

The Company’s lease obligations include equipment, vehicles and office space. Leased assets are included in plant and equipment (Note 8). The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at December 31, 2021 and 2020 are as follows:

	Total discounted lease liabilities
	December 31, 2021	December 31, 2020
Finance leases	$3,833	$4,735
Operating lease	583	761
Lease liabilities	$4,416	$5,496
Current portion	(2,901)	(2,440)
Long-term portion	$1,515	$3,056

Lease liabilities as at December 31, 2021 are recorded using a weighted average discount rate of 6.67% and 8.73%, respectively, for finance and operating leases and have average remaining lease terms of 1 year and three years, respectively.

During the year ended December 31, 2021, the Company recorded $2.0 million (December 31, 2020 – $1.3 million) in interest and other finance costs related to leases. A breakdown of the lease related costs for the year ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Finance leases:
Amortization of ROU assets	$1,659	$878
Interest expense	329	392
Total	$1,988	$1,270

Operating lease:
Rent expense	$135	$194

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Future minimum undiscounted lease payments as at December 31, 2021 are as follows:

	Payments due by period
	2022	2023	2024	2025	2026	Total
Operating lease obligation	$246	$250	$167	$—	$—	$663
Finance lease obligations	2,704	808	274	—	—	3,785
Total future minimum lease payments	$2,949	$1,058	$441	$—	$—	$4,448
Less: Imputed interest						(32)
Total						4,416

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

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50 million and which terms differed in material respects from the original loan as follows:

●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent.
●	Sprott Private Resource Lending II (Collector), LP replaced certain lenders. An affiliate of Robert McEwen remains as a lender.
●	Scheduled repayments of the principal are extended by two years. Monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022, and continuing for 12 months, followed by a final principal payment of $26.0 million plus any accrued interest on August 31, 2023. Subsequent to year end, we have come to terms in implementing an agreement with our lenders to defer the principal repayments to August 31, 2023.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil at June 30, 2020 to December 31, 2020 and from $10.0 million to $2.5 million at March 31, 2021 to December 31, 2021. The minimum working capital maintenance requirement increases to $5.0 million for March 31, 2022, $7.0 million for June 30, 2022, and $10.0 million for September 30, 2022 and thereafter. Subsequent to year end, the minimum working capital maintenance requirement has been reduced to $5.0 million.
●	The Company issued 2,091,700 shares valued at $1,875,000 to the lenders as bonus interest, accounted for as a financing cost. The value of the shares plus the unamortized costs of the original term loan will be amortized over the modified term of the loan.

A reconciliation of the Company’s long-term debt for the year ended December 31, 2021 and 2020 is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Balance, beginning of period	$48,160	$49,516
Interest expense	5,581	5,394
Interest payments	(4,875)	(4,875)
Bonus Interest - Equity based financing fee	—	(1,875)
Balance, end of period	$48,866	$48,160

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 12 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada, and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Reclamation and remediation liability, beginning balance	$34,000	$32,201
Settlements	(2,225)	(267)
Accretion of liability	2,405	1,901
Revisions to estimates and discount rate	1,257	(54)
Foreign exchange revaluation	15	219
Reclamation and remediation liability, ending balance	$35,452	$34,000
Less current portion	5,761	3,232
Long-term portion	$29,691	$30,768

The adjustment reflecting updated estimates during the year ended December 31, 2021 primarily relates to a $0.5 million increase in obligations in Nevada, $0.6 million increase in the estimated environmental obligations for the Black Fox, and $0.1 million increase in obligations in Tonkin Springs LLC (2020 – related to $0.1 million increase in obligations in Nevada)

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have reserves in compliance with S-K 1300. Reclamation accretion for all properties is as follows:

	Year ended December 31,
	2021	2020	2019
Reclamation adjustment reflecting updated estimates	$1,045	$(113)	$1,851
Reclamation accretion	2,405	1,901	1,680
Total	$3,450	1,788	$3,531

NOTE 13 SHAREHOLDERS’ EQUITY

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). As of December 31, 2021, the Company had reached the total $12.7 million CDE spend requirement.

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

The Company is required to spend flow-through share proceeds on flow-through eligible Canadian exploration expenditures (“CEE”) as defined by subsection 66(15) of the Income Tax Act (Canada). To date, the Company has incurred a total of $12.7 million in eligible CEE. The Company expects to fulfill its CEE commitments by the end of 2022.

June 2020 Amended and Restated Credit Agreement

Pursuant to the ARCA executed on June 25, 2020, the Company issued 2,091,700 shares of common stock to the lenders as consideration for the maintenance, continuation, and the extension of the maturity date of the loan. The Company valued the shares at $1.9 million.

Shares Issued for Acquisition of Mineral Property Interests

The Company did not issue any shares toward the acquisition of mineral property interests during the year ended December 31, 2021. During the year ended December 31, 2020, the Company issued a total of 53,600 shares of common stock for the acquisition of mineral interests adjacent to Gold Bar, valued at $0.1 million. During the year ended December 31, 2019  the Company issued 353,570 shares of common stock for the acquisition of mineral interests adjacent to Gold Bar.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

All 21,706,250 warrants issued under the November Offering remain outstanding and unexercised as at December 31, 2021.

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

December 31, 2021

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

During the year ended December 31, 2021, 950,000 stock options were granted to officers, directors, and certain employees at a weighted average exercise price of $1.22. As at December 31, 2021, 6,171,167 options were outstanding under the plan (December 31, 2020 – 7,012,334)

During the year ended December 31, 2021, no stock options were exercised under the Plan and no shares were issued. During the year ended December 31, 2020, 135,000 shares were issued upon the exercise of stock options at a weighted average exercise price of $1.02 per share for proceeds of $0.1 million.

Shareholder Distributions

During the year ended December 31, 2021 and December 31, 2020 the Company did not make any shareholder distributions.

Pursuant to the ARCA (Note 11), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Stock-Based Compensation

The following table summarizes information about stock options outstanding under the Plan at December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

	(in thousands, except per share and year data)
Balance at December 31, 2018	4,243	$2.33	2.0	$1,475
Granted	3,050	1.73	—	—
Exercised	(535)	1.01	—	419
Forfeited	(700)	2.56	—	—
Expired	(789)	2.90	—	—
Balance at December 31, 2019	5,269	$2.00	3.0	$364
Granted	5,097	1.22	—	—
Exercised	(135)	1.02	—	10
Forfeited	(1,968)	2.18	—	2
Expired	(1,251)	1.19	—	—
Balance at December 31, 2020	7,012	$1.55	4.2	$53
Granted	950	1.22	—	—
Exercised	—	—	—	10
Forfeited	(1,589)	1.46	—	2
Expired	(202)	7.10	—	—
Balance at December 31, 2021	6,171	$1.34	4.2	$53
Exercisable at December 31, 2021	2,265	$1.47	2.6	$—

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted at or above market value of the common stock as of the date of the grant.  During the year ended December 31, 2021, the Company granted stock options to certain employees and directors for an aggregate of 1.0 million shares of common stock (2020 – 5.1 million, 2019 – 3.1 million) at a weighted average exercise price of $1.22 per share (2020 – $1.22, 2019 – $1.73). The options vest equally over a three-year period if the individuals remain affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of five years from the date of grant.

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2021	2020	2019
Risk-free interest rate	0.519% to 0.873%	0.157% to 0.322%	1.45% to 1.87%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of common stock	63%	59%	58%
Weighted-average expected life of option	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	$1.22	$1.22	$1.73

During the year ended December 31, 2021, the Company recorded stock option expense of $0.84 million (2020 – $0.6 million, 2019 – $0.7 million) while the corresponding fair value of awards vesting in the period was $0.8 million (2020 – $0.1 million and 2019 – $0.4 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

At December 31, 2021, there was $0.6 million (2020 – $1.4 million, 2019 - $1.0 million) of unrecognized compensation expense related to 3.9 million (2020 – 6.1 million, 2019 – 3.0 million) unvested stock options outstanding. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years (2020 – 1.6 years, 2019 – 1.5 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2021, for the Company’s Plan and the replacement options from the acquisition of Lexam:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(in thousands, except per share amounts)
Non-vested, beginning of year	6,093	$0.44
Granted	950	$0.44
Cancelled/Forfeited	(1,339)	$0.46
Vested	(1,799)	$0.45
Non-vested, end of year	3,906	$0.43

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

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019

	(amounts in thousands, unless otherwise noted)
Net loss	$(56,712)	$(152,325)	$(59,747)

Weighted average common shares outstanding:	454,899	403,457	361,845
Diluted shares outstanding:	454,899	403,457	361,845

Net loss per share - basic and diluted	$(0.12)	$(0.38)	$(0.17)

For the years ended December 31, 2021, 2020 and 2019, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 15 RELATED PARTY TRANSACTIONS

The Company incurred the following expense in respect to the related parties outlined below during the periods presented:

	Year ended December 31,
	2021	2020	2019
Lexam L.P.	$78	$99	$133
REVlaw	347	158	188

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	December 31, 2021	December 31, 2020
Lexam L.P.	$—	$72
REVlaw	137	90

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

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the year ended December 31, 2021, the Company paid $2.8 million (year ended December 31, 2020 – $2.4 million) in interest to this affiliate. Furthermore, pursuant to the ARCA, 1,045,850 shares of common stock valued at $0.9 million were issued to the affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 11).

On August 23, 2021, an affiliate of Mr. McEwen participated in the Series B private placement offering conducted by McEwen Copper Inc. (“McEwen Copper”) (Note 20).

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 4) were fair valued using the Black-Scholes valuation model as they are not quoted in an active market. Subsequently, the warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of December 31, 2021, no warrants related to the Nevgold transaction have been exercised.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Assets and liabilities measured at fair value on a recurring basis

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2021 and 2020, as reported in the Consolidated Balance Sheets:

	Fair value as at December 31, 2021			Fair value as at December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,644	$—	$1,644	$—	$—	$—
Total investments	$1,644	$—	$1,644	$—	$—	$—

The Company's investments as at December 31, 2021 mainly consist of marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 17 COMMITMENTS AND CONTINGENCIES

Commitments

The following are minimum commitments of the Company as at December 31, 2021, and related payments due over the following five years:

	Payments due by period
	2022	2023	2024	2025	Thereafter	Total
Mining and surface rights	$492	$488	$470	$443	$—	$1,893
Exploration	8,116	15,080	—	—	—	23,196
Reclamation costs(1)	6,358	5,873	525	1,186	29,215	43,157
Long-term debt	4,875	14,712	32,710	10,027	—	62,324
Lease obligations	2,949	1,058	441	—	—	4,448
Total	$22,791	$37,210	$34,146	$11,656	$29,215	$135,018
(1)	Amounts presented represent the undiscounted uninflated future payments.

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

Surety Bonds

As at December 31, 2021, the Company had a surety facility in place to cover all its bonding obligations, which include $25.3 million of bonding in Nevada and $12.4 million (C$15.6 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2021, the Company recorded $3.6 million in restricted cash as a deposit against the surety facility (Note 18).

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

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year ended December 31, 2021, the Company recorded revenue of $1.3 million (2020 – $1.2 million) related to the gold stream sales.

Flow-through Eligible Expenses

In January 2021, the Company close a flow-through share issuance to fund the development at the Froome deposit. As of December 31, 2021, the Company incurred the full required spend of $12.7 million in CDE.

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million will be used to incur qualifying CEE in the Timmins region of Ontario by December 31, 2022. As of December 31, 2021, the Company has incurred $12.7 million of the required CEE spend (December 31, 2020 - $1.9 million).

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

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 18 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$54,287	$20,843
Restricted cash - current	2,550	-
Restricted cash - non-current	3,797	3,595
Total cash, cash equivalents, and restricted cash	$60,634	$24,438

Cash and cash equivalents include $37.3 million from the first tranche of private placement for the advancement of the operations of McEwen Copper (Note 15).

The current portion of restricted cash are proceeds received as at December 31, 2021 as part of the Company’s ongoing second tranche financing for McEwen Copper. The non-current portion of restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 17).

NOTE 19 INCOME AND MINING TAXES

The Company’s deferred income and mining tax benefit consisted of:

	2021	2020	2019
United States	$387	$817	$2,420
Foreign	6,928	573	1,424
Deferred tax benefit	$7,315	$1,390	$3,844

The Company’s net loss before income and mining tax consisted of:

	2021	2020	2019
United States	$(24,808)	$(127,524)	$(22,319)
Foreign	(39,391)	(26,191)	(41,272)
Loss before income and mining taxes	$(64,199)	$(153,715)	$(63,591)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A reconciliation of the tax provision for 2021, 2020 and 2019 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is computed as follows:

Expected tax recovery at	2021	2020	2019
Loss before income and mining taxes	$(64,199)	$(153,715)	$(63,591)
Statutory tax rate	21%	21%	21%
US Federal and State tax expense at statutory rate	(13,482)	(32,280)	(13,354)
Reconciling items:
Equity pickup in MSC	1,326	374	2,626
Deferred foreign income inclusion	—	795	598
Realized flow-through expenditures	6,148	496	3,150
Realized flow-through premium	(3,486)	(338)	(2,954)
Adjustment for foreign tax rates	(3,039)	(2,043)	(200)
Other permanent differences	9,353	(2,546)	8,421
NOL expires and revisions	241	1,066	810
Valuation allowance	(4,377)	33,086	(2,941)
Income and mining tax recovery	$(7,315)	$(1,390)	$(3,844)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2021 and 2020 respectively are presented below:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$70,830	$66,085
Mineral Properties	59,426	66,038
Other temporary differences	29,009	30,999
Total gross deferred tax assets	159,265	163,122
Less: valuation allowance	(149,921)	(154,298)
Net deferred tax assets	$9,344	$8,824
Deferred tax liabilities:
Acquired mineral property interests	(9,344)	(12,637)
Total deferred tax liabilities	$(9,344)	$(12,637)
Deferred income and mining tax liability	$—	$(3,813)

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2020, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized.

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of year	Additions(a)	Deductions(b)	Balance at end of year
2021	$154,298	$4,058	$(8,435)	$149,921
2020	121,212	39,794	(6,708)	154,298
2019	124,153	2,104	(5,045)	121,212
(a)	The additions to valuation allowance mainly result from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.
(b)	The reductions to valuation allowance mainly result from release of valuation allowance, expiration of the Company’s tax attributes, foreign exchange reductions of tax attributes in Canada, Mexico and Argentina and inflationary adjustments to tax attributes in Argentina.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

As at December 31, 2021 and 2020, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Net-operating losses	$190,271	2027-Unlimited
Mexico	Net-operating losses	45,641	2022-2030
Canada(a)	Net-operating losses	30,720	2025-2040
Argentina(a)	Net-operating losses	26,367	2021-2025
(a)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups, and therefore, may be restricted in use to specific projects.

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2017 to 2020

Canada: 2013 to 2020

Mexico: 2016 to 2020

Argentina: 2016 to 2020

NOTE 20 NON-CONTROLLING INTERESTS

On August 23, 2021, the Company announced that its subsidiary, McEwen Copper, closed the first tranche of Series B private placement offering where McEwen Copper issued 4,000,000 common shares at a price of $10.00 per share for gross proceeds of $40.0 million. An affiliate of Mr. McEwen purchased all the shares pursuant to this first tranche. As of December 31, 2021, the affiliate holds 18.6% ownership of McEwen Copper.

As a result of the common shares issued, the Company’s 100% ownership in McEwen Copper was reduced by 18.6%. The Company assessed the 18.6% as non-redeemable non-controlling interests. Consequently, the Company recorded $14.8 million as non-controlling interests and $25.2 million as additional paid-in-capital.

NOTE 21 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2021 and 2020.

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$23,740	$40,706	$37,129	$34,966
Gross (loss)	(4,986)	4,059	344	(5,897)
Net loss attributable to McEwen shareholders	(12,466)	(5,989)	(17,401)	(21,028)
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	441,794	459,187	459,187	454,899

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$31,400	$18,291	$27,395	$27,703
Gross profit	(3,685)	(8,875)	(701)	(13,687)
Net loss attributable to McEwen shareholders	(99,191)	(19,814)	(9,778)	(23,542)
Net loss per share:
Basic and diluted	$(0.25)	$(0.05)	$(0.02)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	400,370	400,513	403,887	408,959

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

NOTE 23 SUBSEQUENT EVENTS

Flow-Through Financing

On March 2, 2022, the Company closed the private placement offering of 14,500,000 flow-through common shares priced at $1.04, previously announced on February 11, 2022. The gross proceeds of $15.1 million from the financing will be used to fund qualified Canadian Exploration Expenditures at the Fox Complex.

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

There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information contained in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2021.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in this Item 11 is incorporated by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in this Item 12 is incorporated by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed or furnished (except where otherwise indicated) as part of this report:

3.1.1*

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001 33190)

3.1.2*

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001 33190)

3.1.3*

Second Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on June 30, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 3.1, File No. 001-33190)

3.2*	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190)
4.1*

Description of Capital Stock (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, Exhibit 4.1, File No. 001-33190)

4.2*

Form of Warrant issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190)

4.3*

Form of Warrant issued by the Company in connection with March 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 29, 2019, Exhibit 4.1, File No. 001-33190)

10.1*+

Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190)

10.2*+

First Amendment to the Amended and Restated Equity Incentive Plan dated April 16, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 10.1, File No. 001-33190)

10.3	Form of Stock Option Agreement for executives of the Company (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 11, 2016, Exhibit 10.3, File No. 001-33190)
10.4*

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.5*

Amended and Restated Credit Agreement among the Company, as Borrower, the Lenders party to the Agreement and Sprott Private Resource Lending II (Collector), LP, as Administrative Agent, dated June 25, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 29, 2020, Exhibit 10.1, File No. 001-33190)

10.6*+

Employment Agreement between the Company and Anna Ladd-Kruger, dated October 2, 2020 (incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on October 29, 2020, Exhibit 10.1, File No. 001-33190)

10.7*+

Employment Agreement between the Company and G. Peter Mah, effective April 6, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 7, 2020, Exhibit 10.1, File No. 001-33190)

10.8*+	Employment Agreement between the Company and Segun Odunuga, effective August 11, 2021
10.9*+	Employment Agreement between the Company and Steven Woolfenden effective May 27, 2019
10.10*

Placement Agency Agreement among the Company, Cantor Fitzgerald & Co, and Roth Capital Partners dated February 5, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.1, File No. 001-33190)

10.11*

Form of Securities Purchase Agreement, dated as of February 5, 2021, between the Company and Certain Purchasers (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.2, File No. 001-33190)

10.12.1*

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190)

10.12.2*	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)
10.12.3*	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)
10.12.4*	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.12.5*	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
21*	List of subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Solium Consulting Group
23.3*	Consent of Mining Plus US Corporation
23.4*	Consent of CSA Global Canada Ltd.
23.5*	Consent of Michael C. Bauman
23.6*	Consent of P&E Mining Consultants Inc.
23.7*	Consent of Eric Sellars
23.8*	Consent of Aleksandr Mitrofanov
23.9*	Consent of Daniel D. Downton
23.10*	Consent of Dave Tyler
23.11*	Consent of Kenneth Tylee
23.12*	Consent of Benjamin Bermudez
23.13*	Consent of Kevin W. Kunkel
23.14*	Consent of Independent Mining Consultants Inc.
23.15*	Consent of Forte Dynamics
23.16*	Consent of Channa Kumarage
23.17*	Consent of SLR Consulting Ltd.
23.18*	Consent of Wood Canada Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Anna Ladd-Kruger, principal financial officer.
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Anna Ladd-Kruger.
95*	Mine safety disclosure
96.1*	Technical Report Summary for San Jose
96.2*	Technical Report Summary for Los Azules
96.3*	Technical Report Summary for Gold Bar
96.4*	Technical Report Summary for Black Fox
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2021, 2020 and 2019, (ii) the Audited Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to the Audited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed with or incorporated by the reference in the Original Filing on March 7, 2022
**	Filed or furnished with this report
+	Management compensatory plan, contract or arrangement

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC. /s/ Anna Ladd-Kruger

By:
Dated: May 27, 2022		Anna Ladd-Kruger,
Chief Financial Officer