Form 10-K/A
period 2021-12-31
McEwen Mining Inc.
filed 2022-06-30
CIK 314203

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

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

Auditor Name: Ernst & Young LLP      Auditor Location: Toronto, Canada          Auditor Firm ID: 1263

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2022 (the “Original Filing”), as previously amended by Amendment No. 1 on Form 10-K/A filed on May 27, 2022 (the “Prior Amendment”), to amend Item 15 of Part IV of the Original Filing, as previously amended, pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, the Company is filing the consent of the independent auditors of MSC and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2021, 2020 and 2019 and accordingly, the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2021 and 2020, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Statements of Changes in Equity, and Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing and Prior Amendment have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing and Prior Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and Prior Amendment and the Company’s other filings with the SEC subsequent to March 7, 2022. Furthermore, readers are cautioned to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report:

EXHIBIT INDEX

3.1.1*

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001-33190)

3.1.2*

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001-33190)

3.1.3*

Second Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on June 30, 2021 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on June 30, 2021, Exhibit 3.1, File No. 001 33190)

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
10.4*

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.5*

Amended and Restated Credit Agreement among the Company, as Borrower, the Lenders party to the Agreement and Sprott Private Resource Lending II (Collector), LP, as Administrative Agent, dated June 25, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 29, 2020, Exhibit 10.1, File No. 001-33190)

10.6*+

Employment Agreement between the Company and Anna Ladd-Kruger, dated October 2, 2020 (incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the SEC on October 29, 2020, Exhibit 10.1, File No. 001-33190)

10.7*+

Employment Agreement between the Company and G. Peter Mah, effective April 6, 2020 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 7, 2020, Exhibit 10.1, File No. 001-33190)

10.8*+

Employment Agreement between the Company and Segun Odunuga, effective August 11, 2021 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 10.8, File No. 001-33190)

10.9*+

Employment Agreement between the Company and Steven Woolfenden effective May 27, 2019 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 10.9, File No. 001-33190)

10.10*

Placement Agency Agreement among the Company, Cantor Fitzgerald & Co, and Roth Capital Partners dated February 5, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.1, File No. 001-33190)

10.11*

Form of Securities Purchase Agreement, dated as of February 5, 2021 between the Company and Certain Purchasers (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 9, 2021, Exhibit 10.2, File No. 001-33190)

10.12.1*

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190)

10.12.2*	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)
10.12.3*	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)
10.12.4*	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.12.5*	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
21*	List of subsidiaries of the Company (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 21, File No. 001-33190)
23.1*

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.1, File No. 001-33190)

23.2*	Consent of Solium Consulting Group (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.2, File No. 001-33190)
23.3*	Consent of Mining Plus US Corporation (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.3, File No. 001-33190)
23.4*	Consent of CSA Global Canada Ltd. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.4, File No. 001-33190)
23.5*	Consent of Michael C. Bauman (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.5, File No. 001-33190)
23.6*	Consent of P&E Mining Consultants Inc. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.6, File No. 001-33190)
23.7*	Consent of Eric Sellars (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.7, File No. 001-33190)
23.8*	Consent of Aleksandr Mitrofanov (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.8, File No. 001-33190)
23.9*	Consent of Daniel D. Downton (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.9, File No. 001-33190)
23.10*	Consent of Dave Tyler (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.10, File No. 001-33190)

23.11*	Consent of Kenneth Tylee (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.11, File No. 001-33190)
23.12*	Consent of Benjamin Bermudez (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.12, File No. 001-33190)
23.13*	Consent of Kevin W. Kunkel (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.13, File No. 001-33190)
23.14*	Consent of Independent Mining Consultants Inc. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.14, File No. 001-33190)
23.15*	Consent of Forte Dynamics (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.15, File No. 001-33190)
23.16*	Consent of Channa Kumarage (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.16, File No. 001-33190)
23.17*	Consent of SLR Consulting Ltd. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.17, File No. 001-33190)
23.18*	Consent of Wood Canada Ltd. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 7, 2022, Exhibit 23.18, File No. 001-33190)
23.19**	Consent of Pistrelli, Henry Martin Y Asociados S.R.L, Independent Auditors, regarding report in Exhibit 99.1
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry.Y. Ing, principal financial officer
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry.Y.Ing
95*	Mine safety disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 95, File No. 001-33190)
96.1*	Technical Report Summary for San Jose (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 96.1, File No. 001-33190)
96.2*	Technical Report Summary for Los Azules (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 96.2, File No. 001-33190)
96.3*	Technical Report Summary for Gold Bar (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 96.3, File No. 001-33190)
96.4*	Technical Report Summary for Black Fox (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 96.4, File No. 001-33190)
99.1**	Audited Financial Statements of Minera Santa Cruz SA. for the years ended December 31, 2021, 2020 and 2019, with Report of Independent Auditor
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2021, 2020 and 2019, (ii) the Audited Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to the Audited Consolidated Financial Statements (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 101, File No. 001-33190).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Previously filed with or incorporated by reference in the original filing filed on March 7, 2022.

**   Filed with this amendment.

+     Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: June 30, 2022		Perry Y. Ing, Chief Financial Officer