Form 10-Q
period 2022-06-30
McEwen Mining Inc.
filed 2022-08-10
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,427,325 shares outstanding as of August 10, 2022.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue from gold and silver sales	$30,647	$40,706	$56,189	$64,446
Production costs applicable to sales	(22,943)	(31,132)	(50,767)	(54,721)
Depreciation and depletion	(3,469)	(5,515)	(7,181)	(10,652)
Gross profit (loss)	4,235	4,059	(1,759)	(927)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	(14,081)	—	(23,837)	—
Advanced projects - Other	(841)	(823)	(2,220)	(2,622)
Exploration	(4,293)	(6,916)	(7,503)	(11,872)
General and administrative	(2,456)	(2,834)	(4,437)	(4,917)
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	2,511	(1,853)	1,391	(2,427)
Depreciation	(138)	(75)	(280)	(150)
Reclamation and Remediation (Note 11)	(1,506)	(505)	(2,033)	(1,416)
	(20,804)	(13,006)	(38,919)	(23,404)
Operating loss	(16,569)	(8,947)	(40,678)	(24,331)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(1,639)	(1,859)	(3,279)	(2,368)
Other income (Note 4)	5,802	3,795	9,672	5,207
Total other income	4,163	1,936	6,393	2,839
Loss before income and mining taxes	(12,406)	(7,011)	(34,285)	(21,492)
Income and mining tax recovery	—	1,022	815	3,037
Net loss after income and mining taxes	(12,406)	(5,989)	(33,470)	(18,455)
Net loss (gain) attributable to non-controlling interests (Note 18)	(46)	—	288	—
Net loss and comprehensive loss attributable to McEwen shareholders	$(12,452)	$(5,989)	$(33,182)	$(18,455)

Net loss per share (Note 13):
Basic and Diluted	$(0.26)	$(0.13)	$(0.71)	$(0.41)
Weighted average common shares outstanding (thousands) (Note 1, Note 13):
Basic and Diluted	47,428	45,919	46,917	45,054

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 17)	$44,021	$54,287
Restricted cash (Note 17)	—	2,550
Investments (Note 5)	2,395	1,806
Receivables, prepaids and other assets (Note 6)	7,136	10,591
Inventories (Note 7)	18,761	15,792
Total current assets	72,313	85,026
Mineral property interests and plant and equipment, net (Note 8)	343,141	342,303
Investment in Minera Santa Cruz S.A. (Note 9)	92,066	90,961
Inventories (Note 7)	8,339	2,543
Restricted cash (Note 17)	3,797	3,797
Other assets	983	711
TOTAL ASSETS	$520,639	$525,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,822	$39,615
Flow-through share premium (Note 12)	4,966	1,572
Lease liabilities	2,171	2,901
Reclamation and remediation liabilities (Note 11)	11,239	5,761
Other liabilities (Note 18)	—	2,550
Total current liabilities	44,198	52,399
Lease liabilities	835	1,515
Debt (Note 10)	63,693	48,866
Reclamation and remediation liabilities (Note 11)	27,029	29,691
Other liabilities	2,903	2,929
Total liabilities	$138,658	$135,400

Shareholders’ equity:
Common shares: 47,428 as of June 30, 2022 and 45,919 as of December 31, 2021 issued and outstanding (in thousands) (Note 1, Note 12)	$1,633,513	$1,615,596
Non-controlling interests (Note 18)	22,082	14,777
Accumulated deficit	(1,273,614)	(1,240,432)
Total shareholders’ equity	381,981	389,941
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$520,639	$525,341

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 16

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended June 30, 2021 and 2022:	Shares	Amount	Deficit	Interests	Total
Balance, March 31, 2021	45,919	$1,589,763	$(1,196,014)	$—	$393,749
Stock-based compensation	—	212	—	—	212
Net loss	—	—	(5,989)	—	(5,989)
Balance, June 30, 2021	45,919	$1,589,975	$(1,202,003)	$—	$387,972

Balance, March 31, 2022¹	47,369	$1,626,099	$(1,261,162)	$14,443	$379,380
Stock-based compensation	—	7	—	—	7
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary (Note 18)	—	6,907	—	7,593	14,500
Net loss	—	—	(12,452)	46	(12,406)
Balance, June 30, 2022	47,428	$1,633,513	$(1,273,614)	$22,082	$381,981

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Six months ended June 30, 2021 and 2022:	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2020	41,659	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	439	—	—	439
Sale of flow-through common stock	1,260	10,785	—	—	10,785
Sale of shares for cash	3,000	29,875	—	—	29,875
Net loss	—	—	(18,455)	—	(18,455)
Balance, June 30, 2021	45,919	$1,589,975	$(1,202,003)	$—	$387,972

Balance, December 31, 2021	45,919	$1,615,596	$(1,240,432)	$14,777	$389,941
Stock-based compensation	—	190	—	—	190
Sale of flow-through common shares	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary (Note 18)	—	6,907	—	7,593	14,500
Net loss	—	—	(33,182)	(288)	(33,470)
Balance, June 30, 2022	47,428	$1,633,513	$(1,273,614)	$22,082	$381,981

The accompanying notes are an integral part of these consolidated financial statements.

(1)	March 31, 2022 opening balance includes the reclassification adjustment of $1,403 from Accumulated Deficit to Non-controlling Interests.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,470)	$(18,455)
Adjustments to reconcile net loss from operating activities:
(Income) loss from investment in Minera Santa Cruz S.A. (Note 9)	(1,391)	2,427
Depreciation and amortization	7,492	10,006
Gain on investments (Note 5)	(589)	—
Gain on sale of mineral property interests	—	(2,270)
Unrealized foreign exchange loss (gain) and adjustment to estimate (Note 11)	(215)	334
Income and mining tax recovery	(815)	(3,037)
Stock-based compensation	190	439
Reclamation and remediation (Note 11)	3,287	1,416
Change in non-cash working capital items:
Decrease (increase) in other assets related to operations	(5,250)	3,647
Decrease in liabilities related to operations	(13,594)	(2,580)
Cash used in operating activities	$(44,355)	$(8,073)

Cash flows from investing activities:
Net additions to mineral property interests and plant and equipment	$(8,252)	$(20,372)
Investment in marketable equity securities (Note 5)	—	492
Dividends received from Minera Santa Cruz S.A. (Note 9)	286	7,561
Cash used in investing activities	$(7,966)	$(12,319)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 18)	$14,500	$29,875
Sale of flow-through common shares, net of issuance costs (Note 12)	14,376	11,966
Proceeds from promissory note (Note 10 and Note 14)	15,000	—
Subscription proceeds received in advance (Note 18)	(2,850)	—
Payment of finance lease obligations	(1,521)	(30)
Cash provided by financing activities	$39,505	$41,811
(Decrease) increase in cash, cash equivalents and restricted cash	(12,816)	21,419
Cash, cash equivalents and restricted cash, beginning of period	60,634	24,438
Cash, cash equivalents and restricted cash, end of period (Note 17)	$47,818	$45,857

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(2,829)	$(2,449)
Interest received	21	13

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of June 30, 2022, the Company owns a 76% interest in the Los Azules copper deposit in San Juan, Argentina through its 100% owned subsidiary, Minera Andes Inc. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and six months ended June 30, 2022 and 2021, the unaudited Consolidated Balance Sheet as at June 30, 2022 and audited Consolidated Balance Sheet as at December 31, 2021, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2021. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K/A for the year ended December 31, 2021. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

Share consolidation and Articles of Amendment

Effective after the close of trading on July 27, 2022, the Company filed Articles of Amendment to its Second Amended and Restated Articles of Incorporation with the Colorado Secretary of State to, among other items, effect a one-for-ten reverse split of its outstanding common stock. This reverse split, or consolidation, resulted in every 10 shares of common stock outstanding immediately prior to the effective date being converted into one share of common stock after the effective date. The consolidation was effected following approval by the shareholders in order for the Company to regain compliance with the NYSE listing requirements, specifically those requiring a minimum share trading price of $1 per share. The consolidation was effective for trading purposes on July 28, 2022. All share and per share amounts in the consolidated financial statements have been retroactively restated to reflect the consolidation.

The Articles of Amendment also served to reduce the Company’s authorized capital from 675,000,002 shares to 200,000,002 shares, with 200,000,000 shares being common stock and 2 shares being a special preferred stock.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 2 SIGNIFICANT ACCOUNTING ISSUES

Risks and Uncertainties

COVID-19

The Company continues to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of the Company’s employees and contractors is one of the Company’s top priorities. Many jurisdictions including the United States, Canada, Mexico, and Argentina have varied but continued restrictions to travel, public gatherings, and certain business operations. Unlike the year 2020, there were no mandated suspensions for the Company’s operations during 2021 or during the six months ended June 30, 2022 (although, as described in this report COVID-19 impacted the Company’s operations and results for the period). In addition, vaccination rates in countries where the Company operates continue to increase.

The Company’s results of operations, financial position, and cash flows were adversely affected during the six months ended June 30, 2022 and 2021 due to COVID-19. The continuing impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, the availability, ongoing effectiveness, development and distribution and effectiveness of vaccinations and treatments and on government advisories, restrictions, and financial assistance offered. To ensure a safe working environment for the Company’s employees and contractors and to prevent the spread of COVID-19, the Company continues to reinforce safety measures at all sites and offices including contact tracing, restricting non-essential travel, and complying with public health orders. The impact of COVID-19 on the global financial markets, the greater labor market, supply chains, and the overall economy and the Company is highly uncertain and cannot be predicted. Maintaining normal operating capacity is also dependent on the continued availability of supplies and contractors, which are out of the Company’s control. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be further affected. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly.

Continuation of COVID-19 through 2022 and beyond could impact employee health, workforce availability and productivity, insurance premiums, ability to travel, suppliers, labor costs, the availability of industry experts, personnel and equipment, restrictions or delays to field work, studies, and assay results, impeding access to capital markets when needed on acceptable terms and other factors that will depend on future developments that may be beyond the Company’s control. The Company has completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). However, there is no assurance that these measures will prevent adverse effects from COVID-19 in the future.

Flow-through Issuance and Equity Financing

During the six months ended June 30, 2022, the Company completed a Canadian Exploration Expenditures (“CEE”) flow-through common share financing for gross proceeds of $15.1 million. In March 2022, the Company entered into a $15.0 million unsecured subordinated promissory note and amended the terms of its $50.0 million senior secured term loan facility (Note 10). In June 2022, a subsidiary of the Company secured an additional $15.0 million of equity financing for its Los Azules project in Argentina (Note 18).

During 2021, the Company raised gross proceeds of $12.7 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and raised gross proceeds of $31.5 million through an equity financing (Note 12). In 2021 a subsidiary of the Company secured an additional $40.0 million of equity financing for its Los Azules project in Argentina (Note 18).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

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

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended June 30, 2022	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$9,996	$20,246	$405	$—	$—	$30,647
Production costs applicable to sales	(8,305)	(11,260)	(3,378)	—	—	(22,943)
Depreciation and depletion	(943)	(2,526)	—	—	—	(3,469)
Gross profit (loss)	748	6,460	(2,973)	—	—	4,235

Advanced projects	(3)	(105)	(733)	—	(14,081)	(14,922)
Exploration	(1,244)	(2,621)	—	—	(428)	(4,293)
Income from investment in Minera Santa Cruz S.A.	—	—	—	2,511	—	2,511
Segment income (loss)	$(499)	$3,734	$(3,706)	$2,511	$(14,509)	$(12,469)
General and administrative and other						63
Loss before income and mining taxes						$(12,406)

Capital expenditures	$219	$4,008	$—	$—	$150	$4,377

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Six months ended June 30, 2022	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$21,739	$33,141	$1,309	$—	$—	$56,189
Production costs applicable to sales	(22,477)	(19,907)	(8,383)	—	—	(50,767)
Depreciation and depletion	(1,760)	(5,421)	—	—	—	(7,181)
Gross profit (loss)	(2,498)	7,813	(7,074)	—	—	(1,759)

Advanced projects	(49)	(195)	(1,976)	—	(23,837)	(26,057)
Exploration	(2,695)	(4,321)	—	—	(487)	(7,503)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	—	—	—
Income from investment in Minera Santa Cruz S.A.	—	—	—	1,391	—	1,391
Segment income (loss)	$(5,242)	$3,297	$(9,050)	$1,391	$(24,324)	$(33,928)
General and Administrative and other						(357)
Loss before income and mining taxes						$(34,285)

Capital expenditures	$496	$7,554	$—	$—	$384	$8,434

Three months ended June 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$26,343	$12,178	$2,185	$—	$—	$40,706
Production costs applicable to sales	(21,067)	(6,331)	(3,734)	—	—	(31,132)
Depreciation and depletion	(2,326)	(3,189)	—	—	—	(5,515)
Gross profit (loss)	2,950	2,658	(1,549)	—	—	4,059

Advanced projects	116	(564)	(375)	—	—	(823)
Exploration	(1,591)	(4,281)	(10)	—	(1,034)	(6,916)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,853)	—	(1,853)
Segment income (loss)	$1,475	$(2,187)	$(1,934)	$(1,853)	$(1,034)	$(5,533)
General and administrative and other						(1,478)
Loss before income and mining taxes						$(7,011)

Capital expenditures	$353	$10,775	$—	$—	$—	$11,128

Six months ended June 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$39,236	$20,739	$4,471	$—	$—	$64,446
Production costs applicable to sales	(34,623)	(12,987)	(7,111)	—	—	(54,721)
Depreciation and depletion	(4,068)	(6,584)	—	—	—	(10,652)
Gross profit (loss)	545	1,168	(2,640)	—	—	(927)

Advanced projects	32	(1,188)	(1,466)	—	—	(2,622)
Exploration	(2,455)	(7,716)	(17)	—	(1,684)	(11,872)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,427)	—	(2,427)
Segment loss	$(1,878)	$(7,736)	$(4,123)	$(2,427)	$(1,684)	$(17,848)
General and Administrative and other						(3,644)
Loss before income and mining taxes						$(21,492)

Capital expenditures	$1,110	$20,342	$—	$—	$—	$21,452

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	2022	2021
USA	$38,600	$37,877	$9,996	$26,343	$21,739	$39,236
Canada	99,185	93,294	20,246	12,178	33,141	20,739
Mexico	26,558	26,561	405	2,185	1,309	4,471
Argentina (2)	283,983	282,583	—	—	—	—
Total consolidated (3)	$448,326	$440,315	$30,647	$40,706	$56,189	$64,446
(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC and other subsidiaries of $92.1 million as of June 30, 2022 (December 31, 2021 – $90.9 million).
(3)	Total excludes $0.4 million related to the Company's Right of use office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

NOTE 4 OTHER INCOME

The following is a summary of other income for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
COVID-19 Relief	$—	$1,725	$—	$2,836
Unrealized and realized gain on investments	168	—	612	—
Foreign currency gain (loss)	6,069	(194)	9,056	97
Other income (loss), net	(435)	2,264	4	2,274
Total other income	$5,802	$3,795	$9,672	$5,207

During the three and six months ended June 30, 2022, the Company recognized $nil (three and six months ended June 30, 2021 - $1.7 million and $2.8 million, respectively) of other income through COVID-19 relief from the Canadian government via the Canadian Emergency Wage Subsidy and Canada Emergency Rent Subsidy programs.

From time to time, the Company may acquire and transfer marketable securities (“Blue Chip Swap”) to facilitate intragroup funding transfers between the U.S. parent and its Argentine subsidiary.

The Company does not acquire marketable securities or engage in these transactions for speculative purposes. Under this strategy, the Company generally uses marketable securities of large, well-established companies, with high trading volumes and low volatility. The Company does this to improve cash management for funding its Argentinean subsidiary. Nonetheless, as the process to acquire, transfer and ultimately sell the marketable securities occurs over several days, some fluctuations are unavoidable.

As the marketable securities are acquired with the intention of a near term sale, generally less than seven days, they are considered financial instruments that are held for trading. Accordingly, all changes in the fair value of the instruments, between acquisition and disposition, are recognized through profit or loss in the Consolidated Statements of Operations. Upon receipt of the transferred equity instruments by the local investment broker, the Company realizes an immediate foreign exchange impact. This foreign exchange impact is incurred directly as a result of holding equity instruments with the intention of trading, and as such the foreign exchange impact is also recognized through profit and loss.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the six months ended June 30, 2022, the Company completed 6 blue chip swap transactions to transfer funds from its Canadian USD bank account to Argentina. These funds were used for the continued development of the Los Azules Copper project. For the three and six months ended June 30, 2022, the Company realized a net gain of $2.1 million and $6.1 million, respectively. The net gain for the three and six months ended June 30, 2022 was comprised of a foreign currency gain of $2.2 million and $4.4 million and a realized loss on investments of $0.1 million and $0.4 million, respectively, including the impact of fees and commissions.

During the three and six months ended June 30, 2021, no marketable securities were transferred between the U.S. parent and its Argentine subsidiary for intragroup funding purposes.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the six months ended June 30, 2022:

	As at	Additions/	Net gain	Disposals/	Unrealized	As at
	December 31,	transfers during	(loss) on	transfers during	gain on	June 30,
	2021	period	securities sold	period	securities held	2022
Marketable equity securities – fair value	1,644	—	—	—	589	2,233
Warrants	162	—	—	—	—	162
Total Investments	$1,806	$—	$—	$—	$589	$2,395

On June 23, 2021, the Company closed the sale of two projects in Nevada, Limousine Butte and Cedar Wash, with Nevgold Corp. (“Nevgold”). In addition to $0.5 million cash received as part of the consideration, the Company received 4,963,455 common shares and 2,481,727 warrants of Nevgold. Upon issuance, the common shares received by the Company represented 10% of the issued and outstanding shares of Nevgold. The warrants have an exercise price of $0.60 per share and are exercisable until June 23, 2023. The common shares trade on the TSX Venture Exchange.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Government sales tax receivable	$2,098	$3,708
Prepaids and other assets	5,038	6,883
Receivables, prepaid and other current assets	$7,136	$10,591

Included in government sales tax receivable for the six months ended June 30, 2022 is $0.1 million HST receivable from the Company’s operations in Black Fox (December 31, 2021 - $2.2 million).

Government sales tax receivable includes $1.1 million of Mexican value-added tax (“VAT”) at June 30, 2022 (December 31, 2021 – $0.9 million). The Company collected $0.5 million of VAT during the six months ended June 30, 2022 (June 30 2021 – $1.0 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Material on leach pads	$7,990	$4,660
In-process inventory	3,116	3,049
Stockpiles	8,123	5,105
Precious metals	1,624	1,819
Materials and supplies	6,247	3,702
	$27,100	$18,335
Less long-term portion	(8,339)	(2,543)
Current portion	$18,761	$15,792

During the six months ended June, 2022, inventory at the Black Fox, El Gallo and Gold bar operation were written down to their net realizable value by $1.6 million, $4.3 million and $nil respectively. During the six months ended June 30, 2021, inventory at the Black Fox, El Gallo and Gold bar operation were written down to their net realizable value by $nil, $0.8 million and $2.2 million respectively. Of these write-downs, a total of $5.6 million (six months ended June 30, 2021 – $2.9 million) were included in production costs applicable to sales and $0.3 million was included in depreciation and depletion (six months ended June 30, 2021 - $0.1 million) in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the new Regulation S-K 1300 requirements of the SEC. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar and Black Fox properties have proven and probable reserves estimated in accordance with Regulation S-K 1300. The El Gallo Project is depleted and depreciated using the straight line method, as the project does not have proven and probable reserves as defined in Regulation S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the six months ended June 30, 2022, no indicators of impairment have been noted for any of the Company’s mineral property interests.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the operating results for MSC for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$70,827	$70,396	$111,530	$123,699
Production costs applicable to sales	(45,959)	(40,888)	(81,302)	(77,256)
Depreciation and depletion	(5,357)	(9,779)	(12,253)	(16,732)
Gross profit	19,511	19,729	17,975	29,711
Exploration	(3,093)	(2,941)	(4,828)	(5,177)
Other expenses(1)	(8,529)	(14,684)	(10,351)	(20,220)
Net income before tax	$7,889	$2,104	$2,796	$4,314
Current and deferred tax expense	(877)	(1,937)	2,929	(3,566)
Net income	$7,012	$167	$5,725	$748

Portion attributable to McEwen Mining Inc. (49%)
Net income	$3,436	$81	$2,805	$366
Amortization of fair value increments	(1,088)	(2,019)	(1,700)	(3,090)
Income tax recovery	163	85	286	297
Income (loss) from investment in MSC, net of amortization	$2,511	$(1,853)	$1,391	$(2,427)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations, other finance-related expenses.

The income from the investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of the devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the periods.

Changes in the Company’s investment in MSC for the six months ended June 30, 2022 and year ended December 31, 2021 are as follows:

	Six months ended June 30, 2022	Year ended December 31, 2021
Investment in MSC, beginning of period	$90,961	$108,326
Attributable net income from MSC	2,805	132
Amortization of fair value increments	(1,700)	(8,331)
Income tax recovery	286	666
Dividend distribution received	(286)	(9,832)
Investment in MSC, end of period	$92,066	$90,961

During the three and six months ended June 30, 2022, the Company received $0.3 million in dividends from MSC, respectively (three and six months ended June 30, 2021 – $2.6 million and $7.6 million, respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of MSC on a 100% basis as at June 30, 2022, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at June 30, 2022	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$86,562	$887	$87,449
Total assets	$192,423	$86,915	$279,338

Current liabilities	$(53,324)	$—	$(53,324)
Total liabilities	$(89,467)	$(1,993)	$(91,460)

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

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50.0 million loan and included the following revisions:

●	Scheduled repayments were extended by two years; monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2022, and continuing for 11 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023 (but, later extended, as described below).
●	Additionally, the minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil between June 30, 2020, through December 31, 2020, and from $10.0 million to $2.5 million from March 31, 2021, until the end of 2021. The working capital requirement increases to $5.0 million at March 31, 2022, $7.0 million at June 30, 2022, and $10 million at September 30, 2022, and each fiscal quarter thereafter (further amended, see below).
●	The Company issued 2,091,700 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.
●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent and certain lenders. An affiliate of Robert R. McEwen remained as a lender. The remaining principal terms of the original agreement remained unchanged.

On March 31, 2022, further amendments were made to the “ARCA” which refinanced the outstanding $50.0 million loan and which terms differed in material respects from the previous amendment as follows:

●	Scheduled repayments of the principal were extended by 18 months; monthly repayments of principal in the amount of $2.0 million are due beginning on August 31, 2023, and continuing for 18 months, followed by a final principal payment of $12.0 million, and any accrued interest on March 31, 2025.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the amended term loan to $5.0 million at March 31, 2022 to March 31, 2023. The working capital requirement increases to $7.0 million at June 30, 2023, and $10 million at September 30, 2023, and each fiscal quarter thereafter.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

●	The Company issued shares of common stock valued at $0.5 million to one lender as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

The remaining principal terms of the original agreement remained unchanged. The Company is currently in full compliance with all covenants under the ARCA.

$15 Million Subordinated Promissory Note

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Robert R. McEwen, the Chairman and Chief Executive Officer of McEwen Mining Inc (“Promissory Note”). The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility.

A reconciliation of the Company’s long-term debt for the six months ended June 30, 2022 and for the year ended December 31, 2021 is as follows:

	Six months ended June 30, 2022	Year ended December 31, 2021
Balance, beginning of year	$48,866	$48,160
Promissory note- initial recognition	15,000	—
Interest expense	2,745	5,581
Interest payments	(2,418)	(4,875)
Bonus Interest - Equity based financing fee	(500)	—
Balance, end of period	$63,693	$48,866

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2022 and for the year ended December 31, 2021 are as follows:

	Six months ended June 30, 2022	Year ended December 31, 2021
Asset retirement obligation liability, beginning balance	$35,452	$34,000
Settlements	(256)	(2,225)
Accretion of liability	1,047	2,405
Revisions to estimates and discount rate	2,240	1,257
Foreign exchange revaluation	(215)	15
Asset retirement obligation liability, ending balance	$38,268	$35,452
Less current portion	11,239	5,761
Long-term portion	$27,029	$29,691

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Reclamation adjustment reflecting updated estimates	$986	$—	$986	$425
Reclamation accretion	520	505	1,047	991
Total	$1,506	$505	$2,033	1,416

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

On March 2, 2022, the Company issued 14,500,000 flow-through common shares priced at $1.04 per share for gross proceeds of $15.1 million. The proceeds of this offering will be used for the continued development of the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.8 million, which were accounted for as a reduction to the common shares. The net proceeds of $14.4 million were allocated between the sale of tax benefits in the amount of $4.1 million and the sale of common shares in the amount of $10.3 million.

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

On September 10, 2020, the Company issued 6,298,166 flow-through common shares priced at $1.65 per share for gross proceeds of $10.4 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total issuance costs related to the issuance of the flow-through shares were $0.6 million, which were accounted for as a reduction to the common shares. The net proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.0 million and the sale of common shares in the amount of $7.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of June 30, 2022, the Company had incurred a total of $16.5 million in eligible CEE ($12.7 million as of December 31, 2021 and $3.8 million as of June 30, 2022). The Company expects to fulfill its remaining CEE commitments by the end of 2022 from its most recent common share flow through offering of $15.1 million by the end of 2023.

Flow-Through Shares Issuance – Canadian Development Expenses (“CDE”)

On January 29, 2021, the Company issued 12,600,600 flow-through common shares priced at $1.01 per share for gross proceeds of $12.7 million. The purpose of this offering was to fund the continued development of the Froome deposit. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.7 million, which were accounted for as a reduction to the common shares. The net proceeds of $12.0 million were allocated between the sale of tax benefits in the amount of $1.2 million and the sale of common shares in the amount of $10.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). The Company had to reach the total of $12.7 million CDE spend requirement during 2021.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Shareholders’ Distributions

Pursuant to the ARCA (Note 10), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to McEwen Mining Inc. common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, as they would be anti-dilutive.

For the six months ended June 30, 2022, all the outstanding stock options (525,043) and all of the outstanding warrants (2,977,077) were excluded from the computation of diluted loss per share. Similarly, for the six months ended June 30, 2021, the outstanding stock options (571,615) and the outstanding warrants (2,977,077) were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lexam L.P.	$—	$—	$—	$11
Execaire, a division of IMP Group	26	—	$79	—
REVlaw	39	107	$254	142

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2022	December 31, 2021
Execaire, a division of IMP Group	$—	$—
REVlaw	$17	137

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

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three and six months ended June 30, 2022, the Company paid $0.6 million and $1.2 million, respectively (three and six months ended June 30, 2021 – $0.6 million and $1.2 million, respectively) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 10).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Mr. McEwen, the Company’s Chairman and Chief Executive Officer. The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility (Note 10).

On August 23, 2021, an affiliate of Mr. McEwen participated in the Series B private placement offering conducted by McEwen Copper Inc. (“McEwen Copper”) (Note 18).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 5) were valued using the Black-Scholes valuation model as they are not quoted in an active market. The warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of June 30, 2022, no warrants related to the Nevgold transaction have been exercised.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at June 30, 2022 and December 31, 2021, as reported in the Consolidated Balance Sheets:

	Fair value as at June 30, 2022			Fair value as at December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$2,233	$—	$2,233	$1,644	$—	$1,644
Total investments	$2,233	$—	$2,233	$1,644	$—	$1,644

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at June 30, 2022 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $63.7 million (December 31, 2021 – $48.9 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

Impairment of Mineral Property

During the six months ended June 30, 2022, there were no indicators of impairment for the Company’s long-lived assets and the Company did not record any impairments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at June 30, 2022, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide surety bonding for its environmental reclamation obligations of $25.3 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $12.1 million (C$15.6 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 17).

Surety Bonds

As at June 30, 2022, the Company had a surety facility in place to cover all its bonding obligations, which include $25.3 million of bonding in Nevada and $12.1 million (C$15.6 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2022, the Company recorded $3.8 million in restricted cash as a deposit against the surety facility.

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2022, the Company recorded revenue of $0.4 million and $0.8 million, respectively (for the three and six months ended June 30, 2021 – $0.3 million and $0.6 million, respectively) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering will be used for the continued development of the Company’s properties in the Timmins region of Canada. As at June 30, 2022, the Company has not started to incur the required CEE spend.

In January 2021, the Company closed a flow-through share issuance to fund the development at the Froome deposit. The Company incurred the full required spend of $12.7 million in CDE during 2021.

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million will be used to incur qualifying CEE in the Timmins region of Ontario by December 31, 2022. As of June 30, 2022, the Company has incurred $16.5 million of the required CEE spend ($12.7 million as of December 2021).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$44,021	$54,287
Restricted cash - current	-	2,550
Restricted cash - non-current	3,797	3,797
Total cash, cash equivalents, and restricted cash	$47,818	$60,634

As of June 30, 2022, cash and cash equivalents include bankers’ notes with maturity dates between 34 to 81 days. The non-current portion of restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 16).

NOTE 18 NON-CONTROLLING INTERESTS

On August 23, 2021, the Company announced that its subsidiary, McEwen Copper, closed the first tranche of Series B private placement offering where McEwen Copper issued 4,000,000 common shares at a price of $10.00 per share for gross proceeds of $40.0 million. An affiliate of Mr. McEwen purchased all the shares pursuant to this first tranche. As of August 23, 2021 and  December 31, 2021, the affiliate held 18.6% ownership of McEwen Copper. As of June 30, 2022, this ownership was decreased to 17.39% due to the closing of the second tranche of Series B private placement offering.

As a result of the common shares issued, the Company’s 100% ownership in McEwen Copper was reduced by 18.6%. The Company assessed 18.6% as non-redeemable non-controlling interests. Consequently, the Company recorded $14.9 million as non-controlling interests and $25.1 million as additional paid-in-capital on the Consolidated Balance Sheets in 2021.

On June 21, 2022, the Company announced that its subsidiary, McEwen Copper, closed the second tranche of Series B private placement offering where McEwen Copper issued 1,500,000 additional common shares at a price of $10.00 per share for gross proceeds of $15.0 million to a related party and non-related investors. Out of the $15.0 million proceeds received, $2.55 million and $0.3 million were received in advance of the closing of the second tranche during periods ended December 31, 2021 and March 31, 2022, respectively, which were recorded in other liabilities.

As a result of the common shares issued, the Company’s 81.4% ownership in McEwen Copper was reduced by 5.31%. The Company assessed 23.91% as non-redeemable non-controlling interests. Consequently, the Company recorded $7.6 million as non-controlling interests and $7.4 million as additional paid-in-capital in 2022.

On June 30, 2022, the Company recorded $0.3 million net loss attributed to non-controlling interests of 23.91%.

NOTE 19 SUBSEQUENT EVENTS

Prepayment Agreement

On July 27, 2022 the company entered into an agreement with Auramet International LLC (“Auramet”) whereby Auramet would prepay for future production up to the lesser of $10 million, or 5,000 oz of gold.  Repayment of principal and accrued interest will be made in gold bullion. The interest rate is the Secured Overnight Financing Rate (SOFR) + 5%. As at July 27, 2022, the interest rate was 7.3%  The agreement is a revolving facility set to expire February 28, 2023, however at the option of the Company, it can be renewed at the end of the term for an additional 12 months.

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

The following discussion analyzes our financial condition at June 30, 2022 and compares it to our financial condition at December 31, 2021. The discussion also analyzes our results of operations for the three and six months ended June 30, 2022 and compares those to the results for the three and six months ended June 30, 2021. With regard to properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K/A for the year ended December 31, 2021.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022, and 2021 and to our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 38.

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

We operate in the United States, Canada, Mexico and Argentina. We own a 100% interest in the Gold Bar mine in Nevada, the Black Fox and Froome gold mines in Ontario, Canada, the El Gallo project and the Fenix silver-gold project in Sinaloa, Mexico, 76% interest in the Los Azules copper deposit in San Juan, Argentina, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars, unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2022, and 2021 are abbreviated as Q2/22 and Q2/21, respectively, and the reporting periods for the six months ended June 30, 2022 and 2021 are abbreviated as H1/22 and H1/21, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a 78:1 silver to gold ratio for the first quarter of 2022, 83:1 silver to gold ratio for the second quarter of 2022, 68:1 silver to gold for the first quarter of 2021 and 68:1 for the second quarter of 2021.

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

In response to the need to protect our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and has coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19. These measures include:

●	Facilitating the access to vaccinations at our sites by coordinating with local health authorities, and
●	Performing functions remotely as advised by certain jurisdictions. Our head office in Toronto, Canada was shut down on March 13, 2020. As of June 30, 2022, a few corporate employees have returned to the head office, however, most continue to perform their functions remotely.

During Q2/22, we did not qualify for any additional COVID-19 relief funds through the Canadian government’s Canadian Emergency Wage Subsidy and Canadian Emergency Rent Subsidy programs. The Canadian government closed these relief funds at the end of October 2021.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2/22 are included below and discussed further under Consolidated Financial Performance:

Operational Highlights

●	The Company’s consolidated operations produced 36,218 GEOs for the three months ended June 30, 2022, compared to 40,700 GEOs during the same period in 2021. This included 16,565 GEOs from our 100% owned operations and 19,653 attributable GEOs from the San José Mine(1) . The 16,615 GEOs were 26% lower than same period last year while the 20,921 GEOs were 15% higher than the same period last year.

●	McEwen Copper Inc has been active in progressing the Los Azules Copper Project in Argentina on multiple areas including drilling, road construction, technical studies, and community engagement. McEwen Copper is on track for it’s update for the Preliminary Economic Assessment and once the Preliminary Economic Assessment is complete aims to advancing to Feasibility Study level of detail. The current drilling program to advance towards the Los Azules Feasibility Study considers 76,000 meters of which we expect approximately 13,000 meters to be completed during H2/22, the overall program may be further optimized based on the outcome of the preliminary economic assessment as well as by ongoing study work.

●	On April 1, 2022 the Gold Bar mine received the regulators record of decision approving the amendment to the plan of operations to include and proceed with the development of the Gold Bar South Project. Mining activities and production are expected to begin during H2/22.

●	The Fox Complex Preliminary Economic Analysis was completed and envisions multiple underground mining operations feeding the Stock Mill, inclusive of the mine plan at Froome, targeting a peak annual gold production of 100,000 ounces per annum between years 6-10 and an overall mine life of 12 years. Life of mine average cash and all-in sustaining costs (“AISC”) were estimated at $797 and $1,224 per ounce respectively.

●	Commercial production was reached at the Froome in September 2021. Since then, exploration results to date indicate an additional year of mining from the deposit is expected to be added in the next resource update. The economic viability of the 260 level has been confirmed and is now included in the mine plan. Development is nearly complete to the upper limit of Froome at the 70 level.

●	On May 6, 2022, the Company announced that Anna Ladd-Kruger, Chief Financial Officer, has decided to retire to focus on her health and family; she departed after the first quarter reporting was completed. CFO responsibilities were assumed on an interim basis by Perry Y. Ing until a new candidate transition into the position. Mr. Ing, CA, CPA, CFA, is an experienced executive who previously served as CFO of the Company and its predecessor from 2008 to 2015 and subsequently served as CFO of Kirkland Lake Gold and, most recently, of Mountain Province Diamonds.

●	On May 6, 2022, the Company announced Peter Mah, Chief Operating Officer, was stepping down for personal reasons on June 3, 2022. Responsibility for oversight of operations was assumed on an interim basis by William (Bill) Shaver, currently a director of the Company. Mr. Shaver, P. Eng., is a seasoned mining executive with over 50 years of management and executive experience in all facets of mine design, construction, and operations. In 1980, he was a co-founder of Dynatec Corporation, which became one of the leading contracting and mine operating groups in North America. Most recently, he served as Chief Operating Officer of INV Metals before its sale to Dundee Precious Metals.

Financial Highlights

●	Cash, cash equivalents and restricted cash of $47.8 million were reported as at June 30, 2022.
●	We had a positive working capital of $28.1 million as at June 30, 2022.

●	Revenues of $30.6 million were reported in Q2/22 from the sale of 16,959 gold equivalent ounces from our 100% owned operations at an average realized price(2) of $1,865 per gold equivalent ounce.

●	We reported a cash gross profit (2) of $7.7 million in Q2/22, with a gross profit of $4.2 million. We reported a net loss of $6.4 million, which includes investing $19.2 million on exploration activities and advanced projects.

Exploration and Reserves

●	We spent $19.2 million on exploration and advanced projects in Q2/22, with the primary focus on advancing the Los Azules Copper Project in Argentina and expanding the resource base at Stock West (Fox Complex), Canada and at Gold Bar mine areas, USA.

●	On January 26, 2022, we announced the results of our Preliminary Economic Assessment (“PEA”) of the Fox Complex. The PEA estimates positive economics for our expansion project at the Black Fox Complex, where after depletion of Froome, production could continue for another 9 years, at an average of 80,800 oz gold per year. Overall, estimated economics predict an IRR of 21% at a gold price of $1,650/oz, at average cash costs and AISC of $769/oz, and $1,246/oz respectively.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 38.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$30,647	$40,706	$56,189	$64,446
Production costs applicable to sales	$(22,943)	$(31,132)	$(50,767)	$(54,721)
Loss before income and mining taxes	$(12,406)	$(7,011)	$(34,285)	$(21,492)
Net loss	$(12,406)	$(5,989)	$(33,470)	$(18,455)
Net loss per share	$(0.26)	$(0.13)	$(0.71)	$(0.41)
Cash provided by (used in) operating activities	$(28,735)	$2,070	$(44,355)	$(8,073)
Cash additions to mineral property interests and plant and equipment	$4,207	$10,287	$8,252	$20,372
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	36.2	40.7	61.4	71.3
100% owned operations	16.6	22.5	31.0	36.4
San José mine (49% attributable)	19.7	18.2	30.4	34.9
Sold - gold equivalent ounces(1)	36.6	40.6	60.4	70.8
100% owned operations	17.0	22.5	30.9	36.3
San José mine (49% attributable)	19.7	18.1	29.5	34.5
Average realized price ($/Au Eq. oz)(2)(3)	$1,865	$1,830	$1,879	$1,808
P.M. Fix Gold ($/oz)	$1,871	$1,817	$1,874	$1,805
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,169	$1,286	$1,404	$1,407
San José mine (49% attributable)	$1,144	$1,105	$1,351	$1,097
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,549	$1,447	$1,810	$1,565
San José mine (49% attributable)	$1,468	$1,500	$1,737	$1,418
Cash gross profit(2)	$7,704	$9,574	$5,422	9,725
Silver : Gold ratio(1)	83 : 1	68 : 1	80 : 1	68 : 1
(1)	Silver production is presented as a gold equivalent with a silver: gold ratio of 83:1 for Q2/22 and 68:1 for Q2/21. See page 26.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 38.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

In Q2/22, we reported a net loss of $12.4 million (or $0.26 per share) compared to a loss of $6.0 million (or $0.13 per share) in Q2/2021. The current net loss includes $19.2 million of expenditures on exploration activities and advanced projects of which $14.5 million was related to expenditures for the Los Azules project and $4.7 million on the continued exploration at our Canadian, US and Mexico operating sites.

Cash gross profit (a non-GAAP measure) of $7.7 million for Q2/22 decreased by $1.9 million from the $9.6 million cash gross profit recorded in Q2/21. The decrease in cash gross profit of $1.9 million is attributed to decreased revenue by $10.1 million partially offset by lower production costs of $8.1 million during Q2/22 as compared to Q2/21. Please see Results of Operations section.

Production from our 100% owned mines of gold equivalent ounces (GEOs) in Q2/22 decreased from Q2/21: 16,565 versus 22,475 GEOs respectively.

Our share of the San José mine production was 20,921 GEOs in Q2/22, which was 15% higher than the 18,200 GEOs produced in Q2/21. During Q2/22, COVID-19 continued to have an impact on operations similar to the same period in 2021.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales in Q2/22 of $30.6 million decreased by 25% or $10.1 million compared to Q2/21 of $40.7 million. The lower revenue in Q2/22 compared to Q2/21 is attributable to the decrease GEOs sales offset by slight increase in realized gold price which was $35/oz higher year over year.

Production Costs applicable to sales in Q2/22 decreased by 26% or $8.2 million compared to Q2/21. The decrease is driven by production costs at all of our operations. This is discussed further in the “Operations Review” section.

Advanced projects costs for Q2/22 of $14.9 million, increased from the $0.8 million, spent in Q2/21. Costs during Q2/22 were largely driven by expenditures to advance the Los Azules Copper Project. Costs during Q2/21 included continued spending for the Fox Complex expansion PEA, and the Fenix project in Mexico however there were no costs to advance the Los Azules project in the same period last year.

Exploration costs of $4.3 million for Q2/22 decreased from $6.9 million in Q2/21. The spend was to continue exploration to expand high potential target areas in the Timmins region of Ontario and at the Nevada operations.

Income from investment in MSC of $2.5 million in Q2/22 represents a $4.4 million positive change from the $1.9 million loss recognized in the Q2/21 period. The income from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. This is discussed further in the Note 9 section.

Reclamation and remediation expenses of $1.5 million in Q2/22 compared to $0.5 million for Q2/21. The expense increased by $1.0 million from Q2/21 due to reclamation adjustments reflecting reclamation completed at Tonkin Springs and estimate updates.

Interest and other finance expenses, net of $1.6 million in Q2/22 compared to $1.9 million to Q2/21.

Other income of $5.8 million in Q2/22 increased by $2.0 million from the $3.8 million recognized in Q2/21. This is discussed further in the “Notes 4 and 5 to the Consolidated Financial Statements”.

Income and mining tax recovery of $nil for Q2/22 decreased compared to $1.0 million in Q2/21. The decrease in the tax recovery for Q2/22 is primarily due to the flow-through share premium amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and restricted cash balance as at June 30, 2022 of $47.8 million decreased by $12.8 million, from $60.6 million as at December 31, 2021. This was driven by cash used in operating activities of $44.4 million, Cash used in investing activities of $8.0 million and cash provided by financing activities of $39.5 million.

Cash used in operating activities was impacted by a net loss of $33.5 million, payments to vendors of $13.6 million, an increase of assets related to operations of $5.3 million and a change in reclamation costs of $3.3 million, refer to Note 11 to the Consolidated Financial Statements for the details on the change in reclamation costs.

Cash from financing activities, during the six months ended June 30, 2022, included net proceeds of $14.4 million (gross proceeds of $15.1 million) on the issuance of Canadian exploration expenditures (“CEE”) flow-through shares on March 2, 2022. We are required to spend the flow-through share proceeds on CEE flow-through eligible expenditures as defined by subsection 66.2(5) of the Income Tax Act (Canada). For more details on our flow-through share financing, refer to Note 12 to the Consolidated Financial Statements. Cash proceeds of $15.0 million were provided through an unsecured loan provided by a related party that will be used for working capital purposes. Details on the promissory note and the loan can be found in Note 10 and Note 14 of the accompanying Consolidated Financial Statements. Additionally, $15.0 million was raised on the closing of the second tranche of the private placement of $10 million investment by the Victor Smorgon Group advised by Arete Capital Partners, both of Australia, and $5 million from other investors, for total gross proceeds of $15.0 million. The amounts raised in the first and second tranches of the private placement now stand at $55.0 million.

Cash used in investing activities of $8.0 million in Q2/22 was largely driven by additions to mineral properties of $8.3 million less dividends received of $0.3 million.  Additions to mineral properties in H1/21 was $20.3 million and dividends received were $7.6 million.

Working capital as at June 30, 2022 was $28.1 million, and decreased by $4.5 million from working capital of $32.6 million as at December 31, 2021. The change is largely attributed to the loss from operations, offset by the financing activities as noted above.

We believe we have sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and other exploration properties in Nevada, U.S.A.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	505	646	785	1,110
Average grade (gpt Au)	0.63	0.73	0.70	0.74
Processed mineralized material (t)	171	727	239	1,129
Average grade (gpt Au)	0.63	0.76	0.70	0.76
Gold equivalent ounces:
Produced	5.1	14.1	11.4	21.5
Sold	5.3	14.4	11.5	21.7
Revenue from gold and silver sales	$9,996	$26,343	$21,739	$39,236
Cash costs(1)	$8,305	$21,067	$22,477	$34,623
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,562	$1,463	$1,951	$1,598
All‑in sustaining costs(1)	$11,202	$23,314	$27,384	$37,374
AISC per ounce ($/Au Eq. oz sold)(1)	$2,108	$1,619	$2,377	$1,725
Silver : gold ratio	83 : 1	68 : 1	80 : 1	68 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

2022 compared to 2021

Gold Bar produced 5,109 GEOs in Q2/22, which reflects a 64% decrease from the 14,059 GEOs produced in Q2/21 the decrease was partly due to the presence of carbonaceous material that needed to be treated as waste and the lower mining  rates from the mining contractor due to the staffing issues on their side. However, indications are that actual recovery rates are higher than what is currently being modeled and expected to benefit the upcoming quarters as quarter-on-quarter gold inventories drawn down are expected to continue to outperform plan.

Regulatory approval to amend the plan of operations to include the Gold Bar South (“GBS”) deposit was received April 1, 2022. Plans to develop GBS with the construction of the access road should be completed by late Q3.

Revenue from gold and silver sales of $10.0 million from Gold Bar in Q2/22 decreased from the $26.3 million revenue in Q2/21. This reflected the 63% decrease in GEOs sold, partially offset by a 2% increase in realized gold price ($1,865/GEO in Q2/22 compared to $1,830/GEO in Q2/21).

Production costs applicable to sales of $8.3 million in Q2/22 decreased by $12.8 million from $21.1 million in Q2/21. The higher costs were due to additional costs incurred related to the more than expected mining of preg-robbing carbonaceous  material in the Pick Central pit. Preg-robbing is the phenomenon whereby the gold cyanide complex is removed from solution by the constituents of the ore.

Cash cost and AISC per gold equivalent ounce sold in Q2/22 were $1,562/oz and $2,108/oz, respectively. This compares to the respective Q2/21 results of $1,463/oz and $1,619/oz. The higher cash cost, on a per ounce basis, was the result of higher operating cash costs and the lower number of ounces produced in Q2/22, compared to Q2/21, as discussed above.

Exploration Activities – Nevada

We are committed to targeting potential unmined zones and extending known mineralized structures in the Gold Bar Mine area. Our exploration efforts are focused on de-risking the geological and metallurgical models and expanding resources to replace mining depletion, improving annual gold production, and extending the operations life of mine.

In Q2/22, we incurred $1.2 million, ($1.3 million in Q2/21) in exploration expenditures in the Gold Bar mine area. Final geological modelling was completed for GBS toward the end of Q2 with an updated resource estimate expected early in Q3/22.

Drilling commenced in late April and is expected to be complete by end of September. During the quarter, some 3,660 meters was drilled over four target areas including Pick Extension, Pick infill, Atlas Pit and Atlas Sonic West Dump. Assay results are pending in several areas, but drilling at NW Pick were negative. Assays for three holes drilled in the Pick Southwest Extension are still pending.

Drilling inside the Pick pit was conducted to de-risk the Central Zone where mining encountered more carbon than modeled.  Drilling encountered significantly less carbon. Drilling transitioned to the Atlas project with initial focus on the Footwall Fault target.  All assays are pending. A sonic drill was mobilized to conduct a phase I wide-spaced drill program across the Atlas main waste dump.

A total of 12,005 feet of drilling (3,660 meters) was completed with direct drilling costs of some $29.97 per foot (or $98.31 per meter) as compared to budget of $29.99 per foot (or $98.36 per meter). Unit costs are skewed by the low overall volume of drilling completed to date.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes the Black Fox underground mine which is on care and maintenance, the Froome underground mine currently in operation feeding the mill and the Grey Fox and Stock advanced-stage projects, the Stock mill, and other gold exploration properties located in Timmins, Ontario, Canada.

Fox Complex

Black Fox mine production ceased in 2021 as commercial production was reached at the Froome mine on September 19, 2021.

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

The following table summarizes the operating results for the Black Fox and Froome mines for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	110	57	213	104
Average grade (gpt Au)	3.44	3.06	3.48	3.14
Processed mineralized material (t)	104	71	172	118
Average grade (gpt Au)	3.80	3.27	3.82	3.26
Gold equivalent ounces:
Produced	11.2	7.1	18.9	12.3
Sold	11.4	6.9	18.7	12.2
Revenue from gold and silver sales	$20,246	$12,178	$33,141	$20,739
Cash costs(1)	$11,260	$6,331	$19,907	$12,987
Cash cost per ounce ($/Au Eq. oz sold)(1)	$985	$917	$1,066	$1,066
All‑in sustaining costs(1)	$14,738	$7,514	$27,269	$15,614
AISC per ounce ($/Au Eq. oz sold)(1)	$1,290	$1,088	$1,460	$1,282
Silver : gold ratio	83 : 1	68 : 1	80 : 1	68 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

2022 compared to 2021

Production in Q2/22 from the Fox Complex was 11,245 GEOs, compared to 7,073 GEOs in Q2/21, a 59% production increase. Fox Complex production was exclusively from the Froome mine, whereas in Q2/21, the Froome mine was still ramping up to commercial production.

Revenue from gold sales of $20.2 million increased in Q2/22 by $8.0 million compared to Q2/21. The increase reflects more GEOs produced and sold and a higher average realized gold price in Q2/22 versus Q2/21.

Production costs applicable to sales of $11.3 million in Q2/22 increased by $5.0 million, compared to $6.3 million in Q2/21. Cost of sales increased by 56% as a result of repair and maintaince to the mill facilities and COVID-19 related to personnel costs.

Cash cost and AISC per gold equivalent ounce sold were $985/oz and $1,290/oz in Q2/22, respectively, and $917/oz and $1,088/oz in Q2/21, respectively. As discussed above, the increase in cash costs and AISC in Q2/22 compared to Q2/21 was primarily driven by one time repair and maintenance costs relating to the mill facilities.

The Company’s independent technical experts have provided an initial indication that the number of ounces of Au on the heap leach processing pad may be materially higher than presently documented.  The Company is in the process of confirming this and results should be expected in the third quarter of 2022.

Exploration Activities

The programs are focused on expanding known mineral resources. At the Fox Complex, the objective is to shorten the payback period outlined in the Fox Complex PEA (Preliminary Economic Assessment). We incurred $2.6 million for exploration initiatives at the Fox Complex in Q2/22, compared to $3.5 million in Q2/21.

Froome Mine

Underground diamond drilling continues to be completed to identify additional mineralization adjacent to the Froome orebody where potential may exist to expand incrementally in multiple directions as well as discover new or satellite bodies of mineralization. During the quarter, some 48,051 feet (or 14,646 meters) of diamond drilling was completed in 95 drill holes at an all-in cost of CAD$83.39 per meter. The overall cost of drilling was high versus the budget at 110% of plan. This is due to drilling overperformance versus the plan for the two diamond drills between April and June. The drilling cost is expected to self-adjust to be in-line with the budget overall for 2022. Generally, very good delineation results were encountered including hole 225-L041-09 returned 10.27 g/t gold along 5.3 meters of length at the 260-depth elevation on the eastern portion of the known Froome mineralization. Variable intercept widths, with variable grades were returned in samples below the 225 elevation of Froome.

Included in the above total was 3,287 feet (or 1,002 meters) of exploration drilling in 4 new holes at an average unit cost of $187.89 per meter. Assays remain pending on three of these. Generally, lower gold grades values have been intersected. However, continuity in gold mineralization trends in the camp are helping to build geological knowledge in strategic areas adjacent to infrastructure. Diamond drill hole 170-EX662-04 (Q1 result) returned 5.63 g/t gold along 1.6 meters of length along the Black Fox West extension.

Grey Fox

No drilling was conducted at Grey Fox in Q2/22 to focuris on the resources at the Stock property. We are evaluating selective shallow targets with attractive upside potential. Immediate priorities remain extensions of Whiskey Jack along the A-1 fault and into the sediments immediately to the west.

Stock Property

The Stock exploration area sits adjacent to our Stock mill, which currently processes ore from the Froome mine. This facility processed ore from the historical underground Stock mine, which operated intermittently from the early 1980s until 2004, producing a total of 137,000 ounces of gold.

The Stock West deposit, which is host to 144,000 ounces Indicated and 111,000 ounces Inferred, was discovered in mid-2019. In Q2/22, exploration was conducted with three diamond drills. A total of 12,980 meters of surface exploration drilling was completed in 21 holes in the footwall of and immediately west of the Stock Mine as well as on the margins of and infilling Stock West. The primary focus of the shallow footwall program was to identify new shallow mineral resources proximal to existing and planned development that could complement future mining at Stock West. To-date, results indicate that previously unknown mineralization exists relatively shallow and proximal to the Stock Mine. It’s potential to represent attractive mineral resources is being reviewed.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa, Mexico.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three and six months ended June 30, 2022, and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	0.2	1.2	0.7	2.5
Sold	0.2	1.1	0.7	2.4
Silver ounces:
Produced	0.5	4.7	0.6	4.9
Sold	0.4	4.5	0.4	4.5
Gold equivalent ounces:
Produced	0.2	1.3	0.7	2.5
Sold	0.2	1.2	0.7	2.5
Revenue from gold and silver sales	$405	$2,185	$1,309	$4,471
Silver : gold ratio	83 : 1	68 : 1	80 : 1	68 : 1

Cash costs and All-in-sustaining costs

As the El Gallo Project’s gold production and sales are the result of residual leaching activities, we have ceased relying on and disclosing cash cost and AISC per gold equivalent ounce as key metrics for the operation. Incremental residual leaching costs included production costs less inventory movements.

The decrease in residual leaching costs for Q2/22 was $1.2 million, resulting in a final $0.9 million write-down of the heap leach and in-circuit inventory balances. The residual leaching activities at El Gallo are expected to cease in Q3/22.

2022 compared to 2021

Production and revenue, as expected, decreased in Q2/22, compared to Q2/21, as we wind down our residual heap leach operation.

Advanced-Stage Properties – Fenix Project

We announced on December 31, 2020 the results of a feasibility study for the development of its 100%-owned Fenix Project, which includes the El Gallo Gold and El Gallo Silver deposits, located in Sinaloa, Mexico.

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

The following table sets out certain operating results for the San José mine for the three and six months ended June 30, 2022 and 2021 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	134	142	237	238
Average grade mined (gpt)
Gold	5.7	4.8	5.6	5.2
Silver	371	321	340	338
Processed mineralized material (t)	131	145	205	246
Average grade processed (gpt)
Gold	6.1	4.7	6.2	5.4
Silver	383	304	365	321
Average recovery (%):
Gold	88.2	87.3	87.8	89.0
Silver	88.7	87.4	88.2	88.4
Gold ounces:
Produced	22.7	19.1	35.9	38.4
Sold	22.8	18.8	34.6	37.5
Silver ounces:
Produced	1,438	1,239	2,123	2,244
Sold	1,440	1,239	2,080	2,236
Gold equivalent ounces:
Produced	40.1	37.2	62.0	71.3
Sold	40.2	37.0	60.2	70.4
Revenue from gold and silver sales	$70,827	$70,396	$111,530	$123,699
Average realized price:
Gold ($/Au oz)	$1,763	$1,903	$1,842	$1,757
Silver ($/Ag oz)	$21.24	$27.99	$22.95	$25.83
Cash costs(1)	$45,959	$40,888	$81,302	$77,256
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,144	$1,105	$1,351	$1,097
All‑in sustaining costs(1)	$58,964	$55,481	$104,527	$99,872
AISC per ounce ($/Au Eq. oz sold)(1)	$1,468	$1,500	$1,737	$1,418
Silver : gold ratio	83 : 1	68 : 1	80 : 1	68 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 38 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q2 2022 compared to Q2 2021

Gold and silver production each increased by 8% in Q2/22, compared to Q2/21. The increase is attributed to a significantly higher head grades of both gold and silver processed slightly offset by a decrease in total processed mineralized material. Operations in Q2/22 returned to normal production levels compared to Q1/22 where production was significantly limited due to decreased staffing availability as a result of COVID-19 cases.

Revenue from gold and silver sales increased by 1% in Q2/22, compared to Q2/21. The increase reflects a increase in GEOs sold in Q2/22, mostly offset by a similar decrease in realized prices per ounce of both gold and silver.

Cash costs in Q2/22 increased by $5.1 million, or 12%, compared to Q2/21.

All-in sustaining cost GEO sold in Q2/22 of $1,468/oz decreased slightly compared to the $1,500/oz incurred in Q2/21.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q2/22 resulted in a $2.5 million income, compared to a loss of $1.9 million in Q2/21.

MSC Dividend Distribution (49%)

There were dividends received from MSC of $0.3 million in Q2/22, compared to $2.6 million in dividends received during the same period in 2021.

McEwen Copper Inc.

Through McEwen Copper Inc. (“McEwen Copper”) we own a 76% interest in the Los Azules copper project in San Juan, Argentina.

On August 23, 2021, McEwen Copper successfully closed the first tranche of the private placement, a $40 million investment by our Executive Chairman and largest shareholder, Robert R. McEwen.

On June 21, 2022, McEwen Copper Inc. closed the second tranche of the private placement of $10 million investment by the Victor Smorgon Group advised by Arete Capital Partners, both of Australia, and $5 million from other investors, for total gross proceeds of $15.0 million. The amounts raised in the first and second tranches of the private placement now stand at $55.0 million.

McEwen Copper will use proceeds from the private placement to update a Preliminary Economic Analysis addressing risks and opportunities by the end of 2022 while simultaneously advancing the Los Azules project towards a feasibility study.  The use of funds will also include exploration drilling, a new resource model baseline monitoring for environmental permitting, community development and relations, other technical work and general corporate purposes.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry deposits and is located in San Juan, Argentina. The total indicated and inferred resources were estimated at 10.2 and 19.3 billion lbs of copper, respectively, which was supported by a PEA that was completed in 2017.  Since that time, extensive enterprise optimization work has been completed on potential larger scale, lower cost and lower carbon footprint options revealing opportunities to guide the drilling and technical workflows.   Please refer to our website at www.mcewenmining.com for further details.

We spent $14.1 million dollars in Q2/22 on the activities below.

Drilling Program

Drilling in Q2 continued with improved productivity and by using an additional drilling contractor as the program also benefitted from strong COVID mitigation practices adopted in late January. Up to nine drills were operational during the period and the company was able to extend the drilling season due to availability of the newly prepared southern access road.

The primary objectives of the drill program included:

1.	Improve the structural and geo-metallurgical understanding of the deposit and geologic model.
2.	Support an updated PEA by the end of 2022.
3.	Improve the confidence in the mineral resource estimate upgrading inferred to indicated mineral resource classification.

During Q2 2022, 8,181 meters of drilling was completed in nineteen holes bringing the program total to 13,521 meters drilled in 29 holes. This lower-than-initially planned result for the overall program was impacted by lower than planned availability, productivity and reliability of drills assigned to the project. Drill contractor mobilization of crews, equipment, and parts supply were adversely affected by Covid and drilling industry-wide shortages of labor in Argentina.

Measures undertaken to remedy these challenges resulted in meeting close to planned drilling productivity in May with one of the two contractors used. The drill program was stopped in late May due to adverse weather conditions. The drill program is expected to commence again in early October and continue until the end of the year. Press releases updating results of the exploration program were released on May 4th and June 23, 2022. Final exploration assays were anticipated being complete by late July.

Also underway is a comprehensive hyperspectral scanning program of new and historic core. Data from this initiative will ensure a refined and improved geological and resource model. By late July, some 46,000 meters of current and historic drilling had been scanned and processed. The scanning of all historic and new core is targeted to be completely by September.

Road Construction

The company aims for access to the site during much of the year to advance exploration activities. A new low altitude road access (max 3.400 metres above sea level “MASL”) has been developed; while this road is longer, it has only one pass and we share part of the road with other mining projects including Pachon from Glencore and Altar from Aldebaran Resources. The road has been useable since March, will be further upgraded and was succesfully used for demobilization and allowed for extension of drilling through May. The current two existing roads to the site are anticipated to provide near year-round access to adequately support the current phase of work and therefore construction of the northern access road has been halted until further assessment and trade-offs of infrastructure requirements such as power during the feasibility study is completed.

Technical Studies

Study teams began work on an update to the 2017 PEA to include additional drill information, assay information and metallurgical testing of core drilled during the 2017/ 2018 season and is incorporating 2022 drill results. Work on trade-off studies related to power supply and the potential for renewables, mining methods and processing options, an updated glacier study, and initial geotechnical field of work for the design of the tailing and waste storage facilities were continued during the quarter. Hyperspectral scanning of existing and new core continued during the quarter to provide an additional source for geological data and insight. Hydro-geological assessments of historical information and the re-establishment of existing water monitoring locations was started.

Initial work was begun to update the mineral resource model. An updated geological model will be prepared using the information from the hyperspectral scan data and from a multi-element re-assay program for copper speciation and other minerals.

A preliminary Whittle enterprise optimization study was completed in Q1/22 using existing information. Whittle enterprise optimization studies continued using existing information and the upgraded geologic model completed in Q1. The study focused on the following objectives: improve value, optimize scale and capital requirements, reduce complexity, minimize risks and enable fast trade off analysis of environmentally friendly, green, regenerative solutions.  The analysis continues to show there is potential to include several changes to previous limitations which could create a significant increase in the value of the project which the company aims to include in the forthcoming PEA update Q1/23.

Metallurgical testing is underway, utilizing international certified laboratories as well as additional confirmation work with the Institute of Mining Investigations part of the engineering faculty of the University of San Juan. Sample data is anticipated by mid-August.

An environmental baseline review will be initiated in the third quarter followed by planning for fieldwork to support the initial project development.

Community Engagement

McEwen Copper believes that mining can and should support socio-economic development and as such has a dedicated community engagement team in Argentina for the Los Azules project. We further believe that the community's needs are best known by the community itself and thus we engage in an active dialogue to define our activities. The team maintains an accessible presence in the city of San Juan as well as the municipality of Calingasta where the project is developed. Projects are identified based on socio-economic baseline studies and then are coordinated with community representatives. The community engagement team drives our sustainability efforts and is currently focused on sub-systems relating to local procurement, local employment, environment, health, education, training and security. McEwen Copper invests in projects such as the construction of the medical outpost in Villa Nueva, Calingasta, sponsoring diplomas for teachers for ongoing continuing education, investing in activities to lower environmental impact such as low energy lighting (LED) to lower energy consumption, increase safety and to avoid light contamination.

Permitting

The glacier study field program initiated in Q1 was completed, and an updated interim report was completed. As expected, no significant new findings or challenges were identified.

Permitting for drill holes is being planned to facilitate an earlier start in October.  Drill planning and permitting will include resource, water, metallurgical and geotechnical programs. Permitting is also in progress for the support requirements for the drilling and field investigation programs that will commence in October 2022.

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended June 30, 2022				Six months ended June 30, 2022
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$748	$6,460	$(2,973)	$4,235	$(2,498)	$7,813	$(7,074)	$(1,759)
Add: Depreciation and depletion	943	2,526	—	3,469	1,760	5,421	—	7,181
Cash gross profit (loss)	$1,691	$8,986	$(2,973)	$7,704	$(738)	$13,234	$(7,074)	$5,422

	Three months ended June 30, 2021				Six months ended June 30, 2021
	Gold Bar	Black Fox	El Gallo	Total (100% owned)	Gold Bar	Black Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$2,950	$2,658	$(1,549)	$4,059	$545	$1,168	$(2,640)	$(927)
Add: Depreciation and depletion	2,326	3,189	—	5,515	4,068	6,584	—	10,652
Cash gross (loss) profit	$5,276	$5,847	$(1,549)	$9,574	$4,613	$7,752	$(2,640)	$9,725

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$19,511	$19,729	$17,975	$29,711
Add: Depreciation and depletion	5,357	9,779	12,253	16,732
Cash gross profit	$24,868	$29,507	$30,228	$46,443

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs expensed in the current period, with the latter not relevant on the evaluation of the residual leaching operations. Residual leaching costs for the three months ended June 30, 2022, were $1.2 million, compared to $2.7 million in the same periods of 2021. For this reason, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the El Gallo Project.

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$8,305	$11,260	$19,565	$22,477	$19,907	$42,384
Mine site reclamation, accretion and amortization	1,233	—	1,233	1,233	—	1,233
In‑mine exploration	932	—	932	2,063	—	2,063
Capitalized underground mine development (sustaining)	—	3,364	3,364	—	7,051	7,051
Capital expenditures on plant and equipment (sustaining)	219	—	219	496	—	496
Sustaining leases	513	114	627	1,115	311	1,426
All‑in sustaining costs	$11,203	$14,738	$25,941	$27,384	$27,269	$54,653
Ounces sold, including stream (Au Eq. oz)(1)	5.3	11.4	16.7	11.5	18.7	30.2
Cash cost per ounce ($/Au Eq. oz sold)	$1,563	$985	$1,169	$1,951	$1,066	$1,404
AISC per ounce ($/Au Eq. oz sold)	$2,108	$1,290	$1,549	$2,377	$1,460	$1,810
(1)	Total gold equivalent ounces sold for Q2/22 was 16,959 and includes gold equivalent ounces sold from the operating mines of 16,742, as disclosed above, and 217 gold equivalent ounces sold from the El Gallo Project for Q2/22.

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Gold Bar	Black Fox	Total	Gold Bar	Black Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$21,067	$6,331	$27,398	$34,623	$12,987	$47,610
Mine site reclamation, accretion and amortization	159	116	276	316	654	970
In‑mine exploration	775	667	1,441	960	1,243	2,203
Capitalized underground mine development (sustaining)	—	—	—	—	231	231
Capital expenditures on plant and equipment (sustaining)	421	270	692	543	243	785
Sustaining leases	892	129	1,021	933	256	1,189
All‑in sustaining costs	$23,314	$7,514	$30,828	$37,374	$15,614	$52,988
Ounces sold, including stream (Au Eq. oz)(1)	14.4	6.9	21.3	21.7	12.2	33.8
Cash cost per ounce ($/Au Eq. oz sold)	$1,463	$917	$1,286	$1,598	$1,066	$1,407
AISC per ounce ($/Au Eq. oz sold)	$1,619	$1,088	$1,447	$1,725	$1,282	$1,565
(1)	Total gold equivalent ounces sold for Q2/21 was 22,500 and includes gold equivalent ounces sold from the operating mines of 21,300, as disclosed above, and 1,200 gold equivalent ounces sold from the El Gallo Project for Q2/21.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$45,959	$40,888	$81,302	$77,256
Mine site reclamation, accretion and amortization	163	117	188	216
Site exploration expenses	3,092	2,411	4,827	5,251
Capitalized underground mine development (sustaining)	10,187	6,642	17,707	11,314
Less: Depreciation	(437)	(430)	(1,015)	(826)
Capital expenditures (sustaining)	—	5,853	1,517	6,661
All‑in sustaining costs	$58,964	$55,481	$104,527	$99,872
Ounces sold (Au Eq. oz)	40.2	37.0	60.2	70.4
Cash cost per ounce ($/Au Eq. oz sold)	$1,144	$1,105	$1,351	$1,097
AISC per ounce ($/Au Eq. oz sold)	$1,468	$1,500	$1,737	$1,418

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$30,647	$40,706	$56,189	$64,446
Less: revenue from gold sales, stream	443	214	811	569
Revenue from gold and silver sales, excluding stream	$30,204	$40,492	$55,378	$63,877
Gold equivalent ounces sold	17.0	22.5	30.9	36.3
Less: gold ounces sold, stream	0.8	0.4	1.4	1.0
Gold equivalent ounces sold, excluding stream	16.2	22.1	29.5	35.3
Average realized price per Au Eq. oz sold, excluding stream	$1,865	$1,830	$1,879	$1,808

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$40,251	$28,499	$63,790	$53,337
Silver sales	30,576	18,582	47,741	31,134
Gold and silver sales	$70,827	$47,081	$111,530	$84,471
Gold ounces sold	22.8	15.1	34.6	37.5
Silver ounces sold	1,440	904	2,080	2,236
Gold equivalent ounces sold	40.2	23.8	60.2	70.4
Average realized price per gold ounce sold	$1,763	$1,893	$1,842	$1,421
Average realized price per silver ounce sold	$21.24	$20.55	$22.95	$13.93
Average realized price per gold equivalent ounce sold	$1,763	$1,982	$1,853	$1,200

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash, investments, and receivables plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at June 30, 2022 and 2021:

	June 30,
	2022	2021

	(in thousands)
Cash and cash equivalents	$44,021	$42,232
Restricted cash	-	3,625
Investments	2,395	1,777
Trade receivables	-	—
Receivables from marketable securities sales	-	—
Precious Metals valued at market value (1)(2)	1,098	1,293
Total liquid assets	$47,514	$48,927
(1)	Please see Note 7 of the Consolidated Financial Statements

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

The were no significant changes in our Critical Accounting Policies since December 31, 2021. For further details on the Company’s accounting policies, refer to the December 31, 2021 10-K/A.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 53% on an annual basis. During the three months ended June 30, 2022, the Argentine peso devalued 11.3% compared to a devaluation of 3.9% in the same period of 2021.

During the three months ended June 30, 2022, the Mexican peso was unchanged compared to a appreciation of 3.3% against the U.S Dollar in the same period in 2021.

The Canadian dollar experienced a 3% depreciation against the U.S. dollar for the three months ended June 30, 2022, compared to a 0.8% appreciation in the comparable period of 2021.

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

Our Canadian cash balance was $0.15 million (C$0.2 million) at June 30, 2022. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2022, our VAT receivable balance was Mexican peso 22,663,092 equivalent to approximately $1.1 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $30.6 million for the three months ended June 30, 2022, a 10% change in the price of gold and silver would have had an impact of approximately $3.0 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At June 30, 2022, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of June 30, 2022, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risks on the collection of our VAT receivables, which amount to $1.1 million as at June 30, 2022.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2022, we have surety bonds of $37.7 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2022, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

3.1.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on July 25, 2022 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 28, 2022, Exhibit 3.1, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
10.1

Form of Subscription Agreement between McEwen Copper Inc. and non-U.S. residents (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.1, File No. 001-33190).

10.2

Form of Subscription Agreement between McEwen Copper Inc. and U.S. residents (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.2, File No. 001-33190).

10.3

Form of Subscription Agreement between McEwen Copper Inc. and an international institutional investor (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.3, File No. 001-33190).

10.4

Unanimous Shareholder Agreement between Minera Andes Inc., Evanachan Limited, McEwen Copper Inc. and other parties thereto dated August 20, 2021 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.4, File No. 001-33190).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2022 and 2021, (ii) the Unaudited Consolidated Balance Sheets as of June 30, 2022 and Audited Consolidated Balance Sheet as at December 31, 2021, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBLR and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 10, 2022	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: August 10, 2022	By: Perry Ing,
Chief Financial Officer