Form 10-Q
period 2022-09-30
McEwen Mining Inc.
filed 2022-11-04
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,427,562 shares outstanding as of November 4, 2022.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue from gold and silver sales	$10,208	$37,129	$66,397	$101,575
Revenue from gold sales to Auramet (Note 16)	15,780	—	15,780	—
Total revenue	25,988	37,129	82,177	101,575
Production costs applicable to sales	(20,172)	(30,760)	(70,939)	(85,481)
Depreciation and depletion	(4,313)	(6,025)	(11,494)	(16,677)
Gross profit (loss)	1,503	344	(256)	(583)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	(7,623)	(1,036)	(31,460)	(1,036)
Advanced projects - Other	(1,194)	(2,977)	(3,414)	(5,599)
Exploration	(3,929)	(6,245)	(11,432)	(18,117)
General and administrative	(4,352)	(3,467)	(8,789)	(8,384)
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	758	(2,650)	2,149	(5,077)
Depreciation	(214)	(94)	(494)	(244)
Reclamation and Remediation (Note 11)	(526)	(1,309)	(2,559)	(2,725)
	(17,080)	(17,778)	(55,999)	(41,182)
Operating loss	(15,577)	(17,434)	(56,255)	(41,765)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(1,817)	(2,072)	(5,096)	(4,440)
Other income (Note 4)	6,328	1,264	16,000	6,471
Total other income (expense)	4,511	(808)	10,904	2,031
Loss before income and mining taxes	(11,066)	(18,242)	(45,351)	(39,734)
Income and mining tax recovery	524	841	1,339	3,878
Net loss after income and mining taxes	(10,542)	(17,401)	(44,012)	(35,856)
Net gain attributable to non-controlling interests (Note 18)	12	—	300	—
Net loss and comprehensive loss attributable to McEwen shareholders	$(10,530)	$(17,401)	$(43,712)	$(35,856)

Net loss per share (Note 13):
Basic and Diluted	$(0.21)	$(0.38)	$(0.91)	$(0.79)
Weighted average common shares outstanding (thousands) (Note 1, Note 13):
Basic and Diluted	50,778	45,919	48,218	45,345

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	September 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 17)	$54,882	$54,287
Restricted cash (Note 17)	—	2,550
Investments (Note 5)	1,431	1,806
Receivables, prepaids and other assets (Note 6)	9,603	10,591
Inventories (Note 7)	30,152	15,792
Total current assets	96,068	85,026
Mineral property interests and plant and equipment, net (Note 8)	346,501	342,303
Investment in Minera Santa Cruz S.A. (Note 9)	92,824	90,961
Inventories (Note 7)	4,843	2,543
Restricted cash (Note 17)	3,797	3,797
Other assets	1,103	711
TOTAL ASSETS	$545,136	$525,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,508	$39,615
Contract liability (Note 16)	4,715	—
Flow-through share premium (Note 12)	4,414	1,572
Debt, current portion (Note 10)	4,000	—
Lease liabilities	1,534	2,901
Reclamation and remediation liabilities (Note 11)	12,889	5,761
Other liabilities (Note 18)	—	2,550
Total current liabilities	58,060	52,399
Lease liabilities	790	1,515
Debt (Note 10)	59,834	48,866
Reclamation and remediation liabilities (Note 11)	25,200	29,691
Other liabilities	2,927	2,929
Total liabilities	$146,811	$135,400

Shareholders’ equity:
Common shares: 47,428 as of September 30, 2022 and 45,919 as of December 31, 2021 issued and outstanding (in thousands) (Note 1, Note 12)	$1,644,285	$1,615,596
Non-controlling interests (Note 18)	38,184	14,777
Accumulated deficit	(1,284,144)	(1,240,432)
Total shareholders’ equity	398,325	389,941
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$545,136	$525,341

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 16

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended September 30, 2021 and 2022:	Shares	Amount	Deficit	Interests	Total
Balance, June 30, 2021	45,919	$1,589,974	$(1,202,003)	$—	$387,971
Stock-based compensation	—	294	—	—	294
Issuance of equity by subsidiary (Note 18)	—	25,086	—	14,914	40,000
Net loss	—	—	(17,401)	—	(17,401)
Balance, September 30, 2021	45,919	$1,615,354	$(1,219,404)	$14,914	$410,864

Balance, June 30, 2022	47,428	$1,633,513	$(1,273,614)	$22,082	$381,981
Stock-based compensation	—	123	—	—	123
Issuance of equity by subsidiary (Note 18)	—	10,736	—	16,114	26,850
Share repurchase (Note 1)	—	(87)	—	—	(87)
Net loss	—	—	(10,530)	(12)	(10,542)
Balance, September 30, 2022	47,428	$1,644,285	$(1,284,144)	$38,184	$398,325

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Nine months ended September 30, 2021 and 2022:	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2020	41,659	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	732	—	—	732
Sale of flow-through shares	1,260	10,785	—	—	10,785
Sale of shares for cash	3,000	29,875	—	—	29,875
Issuance of equity by subsidiary (Note 18)	—	25,086	—	14,914	40,000
Net loss	—	—	(35,856)	—	(35,856)
Balance, September 30, 2021	45,919	$1,615,354	$(1,219,404)	$14,914	$410,864

Balance, December 31, 2021	45,919	$1,615,596	$(1,240,432)	$14,777	$389,941
Stock-based compensation	—	313	—	—	313
Sale of flow-through shares	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary (Note 18)	—	17,643	—	23,707	41,350
Share repurchase (Note 1)	—	(87)	—	—	(87)
Net loss	—	—	(43,712)	(300)	(44,012)
Balance, September 30, 2022	47,428	$1,644,285	$(1,284,144)	$38,184	$398,325

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,012)	$(35,856)
Adjustments to reconcile net loss from operating activities:
(Income) loss from investment in Minera Santa Cruz S.A. (Note 9)	(2,149)	5,077
Depreciation and amortization	12,166	15,402
Loss (gain) on investments (Note 5)	375	(20)
Gain on sale of mineral property interests	—	(2,270)
Unrealized foreign exchange gain and adjustment to estimate (Note 11)	(999)	(8)
Income and mining tax recovery	(1,339)	(3,878)
Stock-based compensation	313	732
Reclamation and remediation (Note 11)	4,009	2,725
Change in non-cash working capital items:
Decrease (increase) in other assets related to operations	(14,590)	7,481
Decrease in liabilities related to operations	(4,326)	(8,461)
Cash used in operating activities	$(50,552)	$(19,076)

Cash flows from investing activities:
Net additions to mineral property interests and plant and equipment	$(17,140)	$(28,483)
Investment in marketable equity securities (Note 5)	—	492
Dividends received from Minera Santa Cruz S.A. (Note 9)	286	7,561
Cash used in investing activities	$(16,854)	$(20,430)

Cash flows from financing activities:
Proceeds from sale of shares, net of issuance costs (Note 18)	$41,263	$29,875
Sale of flow-through common shares, net of issuance costs (Note 12)	14,376	11,966
Proceeds from promissory note (Note 10 and Note 14)	15,000	40,000
Subscription proceeds received in advance (Note 18)	(2,850)	2,550
Payment of finance lease obligations	(2,338)	(4)
Cash provided by financing activities	$65,451	$84,387
(Decrease) increase in cash, cash equivalents and restricted cash	(1,955)	44,881
Cash, cash equivalents and restricted cash, beginning of period	60,634	24,438
Cash, cash equivalents and restricted cash, end of period (Note 17)	$58,679	$69,319

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(4,305)	$(3,676)
Interest received	10	11

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina.  The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Black Fox gold mine in Ontario, Canada, the El Gallo gold project and the Fenix silver-gold project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of September 30, 2022, the Company owns a 68% interest in the Los Azules copper deposit in San Juan, Argentina through its subsidiary, McEwen Copper Inc. (“McEwen Copper”). It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investment in McEwen Copper as a controlling interest and its investment in MSC as an equity investment.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and nine months ended September 30, 2022 and 2021, the unaudited Consolidated Balance Sheet as at September 30, 2022 and audited Consolidated Balance Sheet as at December 31, 2021, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2021. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K/A for the year ended December 31, 2021. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

Share consolidation and Articles of Amendment

Effective after the close of trading on July 27, 2022, the Company filed Articles of Amendment to its Second Amended and Restated Articles of Incorporation with the Colorado Secretary of State to, among other items, effect a one-for-ten reverse split of its outstanding common stock. This reverse split, or consolidation, resulted in every 10 shares of common stock outstanding immediately prior to the effective date being converted into one share of common stock after the effective date. The consolidation was effected following approval by the shareholders in order for the Company to regain compliance with the NYSE listing requirements, specifically those requiring a minimum share trading price of $1 per share. The consolidation was effective for trading purposes on July 28, 2022. Following the consolidation, the company purchased fractional shares resulting from the split. All share and per share amounts in the consolidated financial statements have been retroactively restated to reflect the consolidation.

The Articles of Amendment also served to reduce the Company’s authorized capital from 675,000,002 shares to 200,000,002 shares, with 200,000,000 shares being common stock and 2 shares being a special preferred stock.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 2 SIGNIFICANT ACCOUNTING ISSUES

Flow-through Issuance and Equity Financing

During the nine months ended September 30, 2022, the Company completed a Canadian Exploration Expenditures (“CEE”) flow-through common share financing for gross proceeds of $15.1 million. In March 2022, the Company issued a $15.0 million unsecured subordinated promissory note and amended the terms of its $50.0 million senior secured term loan facility (Note 10). In June 2022 and August 2022, a subsidiary of the Company secured an additional $15.0 million and $28.9 million, respectively, of equity financing for its Los Azules project in Argentina (Note 18).

During the nine months ended September 30, 2021, the Company raised gross proceeds of $12.7 million through a Canadian Development Expenses (“CDE”) flow-through common share issuance and proceeds of $31.5 million through an equity financing (Note 12). In addition, a subsidiary of the Company secured an additional $40.0 million of equity financing for its Los Azules project in Argentina (Note 18).

NOTE 3 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production and exploration company focused on precious metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about the allocation of resources to these segments at the geographic region level or major mine/project level where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments for accounting purposes. The Company’s business activities that are not considered operating segments are included in General and Administrative and Other and are provided in this note for reconciliation purposes.

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

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended September 30, 2022	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$12,596	$13,058	$334	$—	$—	$25,988
Production costs applicable to sales	(12,357)	(6,196)	(1,619)	—	—	(20,172)
Depreciation and depletion	(1,514)	(2,799)	—	—	—	(4,313)
Gross profit (loss)	(1,275)	4,063	(1,285)	—	—	1,503

Advanced projects	(4)	(30)	(1,160)	—	(7,623)	(8,817)
Exploration	(1,055)	(2,733)	—	—	(141)	(3,929)
Income from investment in Minera Santa Cruz S.A.	—	—	—	758	—	758
Segment income (loss)	$(2,334)	$1,300	$(2,445)	$758	$(7,764)	$(10,485)
General and administrative and other						(581)
Loss before income and mining taxes						$(11,066)

Capital expenditures	$1,012	$4,080	$2,827	$—	$159	$8,078

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Nine months ended September 30, 2022	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$34,334	$46,200	$1,643	$—	$—	$82,177
Production costs applicable to sales	(34,834)	(26,103)	(10,002)	—	—	(70,939)
Depreciation and depletion	(3,275)	(8,219)	—	—	—	(11,494)
Gross profit (loss)	(3,775)	11,878	(8,359)	—	—	(256)

Advanced projects	(52)	(227)	(3,135)	—	(31,460)	(34,874)
Exploration	(3,747)	(7,056)	—	—	(629)	(11,432)
Impairment of mineral property interests and plant and equipment (Note 8)	—	—	—	—	—	—
Income from investment in Minera Santa Cruz S.A.	—	—	—	2,149	—	2,149
Segment income (loss)	$(7,574)	$4,595	$(11,494)	$2,149	$(32,089)	$(44,413)
General and Administrative and other						(938)
Loss before income and mining taxes						$(45,351)

Capital expenditures	$1,508	$11,633	$2,827	$—	$544	$16,512

Three months ended September 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$21,683	$14,227	$1,219	$—	$—	$37,129
Production costs applicable to sales	(18,753)	(9,635)	(2,372)	—	—	(30,760)
Depreciation and depletion	(2,140)	(3,885)	—	—	—	(6,025)
Gross profit (loss)	790	707	(1,153)	—	—	344

Advanced projects	(234)	(871)	(1,872)	—	(1,036)	(4,013)
Exploration	(1,432)	(4,817)	4	—	—	(6,245)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,650)	—	(2,650)
Segment loss	$(876)	$(4,981)	$(3,021)	$(2,650)	$(1,036)	$(12,564)
General and administrative and other						(5,678)
Loss before income and mining taxes						$(18,242)

Capital expenditures	$353	$10,775	$—	$—	$—	$11,128

Nine months ended September 30, 2021	USA	Canada	Mexico	MSC	Los Azules	Total
Revenue from gold and silver sales	$60,919	$34,966	$5,690	$—	$—	$101,575
Production costs applicable to sales	(53,376)	(22,622)	(9,483)	—	—	(85,481)
Depreciation and depletion	(6,208)	(10,469)	—	—	—	(16,677)
Gross profit (loss)	1,335	1,875	(3,793)	—	—	(583)

Advanced projects	(203)	(2,058)	(3,338)	—	(1,036)	(6,635)
Exploration	(3,887)	(12,532)	(14)	—	(1,684)	(18,117)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(5,077)	—	(5,077)
Segment loss	$(2,755)	$(12,715)	$(7,145)	$(5,077)	$(2,720)	$(30,412)
General and Administrative and other						(9,322)
Loss before income and mining taxes						$(39,734)

Capital expenditures	$1,110	$20,342	$—	$—	$—	$21,452

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	2022	2021
USA	$38,404	$37,877	$12,596	$21,683	$34,334	$60,919
Canada	95,570	93,294	13,058	14,227	46,200	34,966
Mexico	29,385	26,561	334	1,219	1,643	5,690
Argentina (2)	285,709	282,583	—	—	—	—
Total consolidated (3)	$449,068	$440,315	$25,988	$37,129	$82,177	$101,575

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC and other subsidiaries of $92.8 million as of September 30, 2022 (December 31, 2021 – $90.9 million).
(3)	Total excludes $0.4 million related to the Company's Right of use office lease asset as the business activities related to corporate are not considered to be a part of the operating segments.

NOTE 4 OTHER INCOME

The following is a summary of other income for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
COVID-19 Relief	$—	$611	$—	$3,447
Unrealized and realized gain (loss) on investments	(1,367)	18	(754)	20
Foreign currency gain on Blue Chip Swap	5,721	—	12,309	—
Foreign currency gain, other	1,412	654	3,880	751
Other income (loss), net	562	(19)	565	2,253
Total other income	$6,328	$1,264	$16,000	$6,471

During the three and nine months ended September 30, 2022, the Company recognized $nil (three and nine months ended September 30, 2021 - $0.6 million and $3.4 million, respectively) of other income through COVID-19 relief from the Canadian government via the Canadian Emergency Wage Subsidy and Canada Emergency Rent Subsidy programs.

From time to time, the Company may acquire and transfer marketable securities (“Blue Chip Swap”) to facilitate intragroup funding transfers between the U.S. parent and its Argentine subsidiary. The Blue Chip Swap transaction utilizes the existing loan structure between the Company’s Canadian, Cayman Islands, and Argentina entities. The Company does not acquire marketable securities or engage in these transactions for speculative purposes. Under this strategy, the Company generally uses marketable securities of large, well-established companies, with high trading volumes and low volatility. The Company does this to improve cash management for funding its Argentinean subsidiary. Nonetheless, as the process to acquire, transfer and ultimately sell the marketable securities occurs over several days, some fluctuations are unavoidable.

As the marketable securities are acquired with the intention of a near term sale, generally less than seven days, they are considered financial instruments that are held for trading. Accordingly, all changes in the fair value of the instruments, between acquisition and disposition, are recognized through operations in the Consolidated Statements of Operations. Upon receipt of the transferred equity instruments by the local investment broker, the Company realizes an immediate foreign exchange impact. This foreign exchange impact is incurred directly as a result of holding equity instruments with the intention of trading, and as such the foreign exchange impact is also recognized through operations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the nine months ended September 30, 2022, the Company completed eight blue chip swap transactions to transfer funds from its Canadian USD bank account to Argentina. These funds were used for the continued development of the Los Azules Copper project. For the three and nine months ended September 30, 2022, the Company realized a net gain of $5.5 million and $11.6 million, respectively. The net gain for the three and nine months ended September 30, 2022 was comprised of a foreign currency gain of $5.7 million and $12.3 million and a realized loss on investments of $0.2 million and $0.7 million, respectively, including the impact of fees and commissions. No similar transactions occurred in 2021.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the nine months ended September 30, 2022:

	As at	Additions/	Net gain	Disposals/	Unrealized	As at
	December 31,	transfers during	(loss) on	transfers during	gain (loss) on	September 30,
	2021	period	securities sold	period	securities held	2022
Marketable equity securities – fair value	1,644	—	—	—	(375)	1,269
Warrants	162	—	—	—	—	162
Total Investments	$1,806	$—	$—	$—	$(375)	$1,431

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

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Government sales tax receivable	$1,989	$3,708
Prepaids and other assets	7,614	6,883
Receivables, prepaid and other current assets	$9,603	$10,591

Included in government sales tax receivable for the nine months ended September 30, 2022 is $0.2 million of harmonized sales tax (“HST”) receivable from the Company’s operations in Black Fox (December 31, 2021 - $2.2 million).

Government sales tax receivable includes $0.8 million of Mexican value-added tax (“VAT”) at September 30, 2022 (December 31, 2021 – $0.9 million). The Company collected $1.2 million of VAT during the nine months ended September 30, 2022 (September 30, 2021 – $1.1 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Material on leach pads	$8,425	$4,660
In-process inventory	4,203	3,049
Stockpiles	14,010	5,105
Precious metals	1,550	1,819
Materials and supplies	6,807	3,702
	$34,995	$18,335
Less long-term portion	(4,843)	(2,543)
Current portion	$30,152	$15,792

During the nine months ended September 30, 2022, inventory at the Black Fox, El Gallo and Gold Bar operation were written down to their estimated net realizable value by $1.6 million, $4.6 million and $nil respectively. During the nine months ended September 30, 2021, inventory at the Black Fox, El Gallo and Gold Bar operation were written down to their estimated net realizable value by $0.4 million, $2.5 million and $1.4 million respectively. Of these write-downs, a total of $5.9 million (nine months ended September 30, 2021 – $4.0 million) was included in production costs applicable to sales and $0.3 million was included in depreciation and depletion (nine months ended September 30, 2021 - $0.3 million) in the Statement of Operations.

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

During the nine months ended September 30, 2022, no indicators of impairment have been noted for any of the Company’s mineral property interests.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the operating results for MSC for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$65,278	$72,098	$176,808	$195,797
Production costs applicable to sales	(48,930)	(47,911)	(130,231)	(125,167)
Depreciation and depletion	(9,376)	(11,690)	(21,629)	(28,422)
Gross profit	6,972	12,498	24,948	42,209
Exploration	(1,960)	(2,710)	(6,788)	(7,887)
Other expenses(1)	(5,648)	(8,010)	(16,000)	(28,231)
Net income (loss) before tax	$(636)	$1,777	$2,160	$6,091
Current and deferred tax expense	4,318	(2,336)	7,247	(5,902)
Net income (loss)	$3,682	$(559)	$9,407	$189

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$1,804	$(273)	$4,610	$93
Amortization of fair value increments	(1,228)	(2,481)	(2,929)	(5,571)
Income tax recovery	182	104	468	401
Income (loss) from investment in MSC, net of amortization	$758	$(2,650)	$2,149	$(5,077)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations, other finance-related expenses.

The income or loss from the investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of the devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the periods.

Changes in the Company’s investment in MSC for the nine months ended September 30, 2022 and year ended December 31, 2021 are as follows:

	Nine months ended September 30, 2022	Year ended December 31, 2021
Investment in MSC, beginning of period	$90,961	$108,326
Attributable net income from MSC	4,610	132
Amortization of fair value increments	(2,929)	(8,331)
Income tax recovery	468	666
Dividend distribution received	(286)	(9,832)
Investment in MSC, end of period	$92,824	$90,961

During the three and nine months ended September 30, 2022, the Company received $nil and $0.3 million in dividends from MSC, respectively (three and nine months ended September 30, 2021 – $nil and $7.6 million, respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of MSC on a 100% basis as at September 30, 2022, before and after adjustments to fair value on acquisition and amortization of the fair value increments arising from the purchase price allocation, are as follows:

As at September 30, 2022	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$89,774	$1,151	$90,925
Total assets	$197,130	$84,120	$281,250

Current liabilities	$(57,912)	$—	$(57,912)
Total liabilities	$(90,203)	$(1,622)	$(91,825)

NOTE 10 DEBT

$50 Million Term Loan Facility

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan facility with a third party, as administrative agent, and the lenders party thereto.  Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50.0 million loan and included the following revisions:

●	Scheduled repayments were extended by two years; monthly repayments of principal in the amount of $2.0 million were due beginning on August 31, 2022, and continuing for 11 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023 (but, later extended, as described below).
●	Additionally, the minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil between June 30, 2020 through December 31, 2020, and from $10.0 million to $2.5 million from March 31, 2021 until the end of 2021. The working capital requirement increased to $5.0 million at March 31, 2022, $7.0 million at June 30, 2022, and $10 million at September 30, 2022, and each fiscal quarter thereafter (further amended, see below).
●	The Company issued 2,091,700 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.
●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent and a lender. An affiliate of Robert R. McEwen remained as a lender. The remaining principal terms of the original agreement remained unchanged.

On March 31, 2022, further amendments were made to the ARCA which refinanced the outstanding $50.0 million loan and which terms differed in material respects from the previous amendment as follows:

●	Scheduled repayments of the principal were extended by 18 months thereafter; monthly repayments of principal in the amount of $2.0 million are now due beginning on August 31, 2023, and continuing for 18 months, followed by a final principal payment of $12.0 million, and any accrued interest on March 31, 2025.
●	The minimum working capital maintenance requirement was reduced from $10.0 million under the amended term loan to $5.0 million at March 31, 2022 and until March 31, 2023. The working capital requirement increases to $7.0 million at June 30, 2023 and $10 million at September 30, 2023 and each fiscal quarter thereafter.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

●	The Company issued shares of common stock valued at $0.5 million to the unaffiliated lender as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

The remaining principal terms of the original agreement remained unchanged. The Company is currently in full compliance with all covenants under the ARCA.

$15 Million Subordinated Promissory Note

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Robert R. McEwen, the Chairman and Chief Executive Officer of the Company (“Promissory Note”). The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum. The promisory note is subordinated to the ARCA loan facility.

A reconciliation of the Company’s long-term debt for the nine months ended September 30, 2022 and for the year ended December 31, 2021 is as follows:

	Nine months ended September 30, 2022	Year ended December 31, 2021
Balance, beginning of year	$48,866	$48,160
Promissory note- initial recognition	15,000	—
Interest expense	4,114	5,581
Interest payments	(3,646)	(4,875)
Bonus interest - Equity based financing fee	(500)	—
Balance, end of period	$63,834	$48,866
Less current portion	4,000	—
Long-term portion	$59,834	$48,866

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Timmins properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2022 and for the year ended December 31, 2021 are as follows:

	Nine months ended September 30, 2022	Year ended December 31, 2021
Asset retirement obligation liability, beginning balance	$35,452	$34,000
Settlements	(372)	(2,225)
Accretion of liability	1,572	2,405
Revisions to estimates and discount rate	2,436	1,257
Foreign exchange revaluation	(999)	15
Asset retirement obligation liability, ending balance	$38,089	$35,452
Less current portion	12,889	5,761
Long-term portion	$25,200	$29,691

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company’s reclamation expenses for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Reclamation adjustment reflecting updated estimates	$—	$830	$986	$1,256
Reclamation accretion	526	479	1,573	1,470
Total	$526	$1,309	$2,559	2,725

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

On March 2, 2022, the Company issued 1,450,000 flow-through common shares priced at $10.40 per share for gross proceeds of $15.1 million. The proceeds of this offering have been or will be used for the continued development of the Company’s properties in the Timmins region of Canada. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.8 million, which were accounted for as a reduction to the value of the common shares. The net proceeds of $14.4 million were allocated between the sale of tax benefits in the amount of $4.1 million and the sale of common shares in the amount of $10.3 million.

On December 31, 2020, the Company issued 766,990 flow-through common shares priced at $12.80 per share for gross proceeds of $9.8 million. The purpose of this offering was to fund exploration activities on the Company’s properties in the Timmins region of Canada. No issuance costs were incurred as part of this issuance. Proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.1 million and the sale of common shares in the amount of $7.7 million.

On September 10, 2020, the Company issued 629,816 flow-through common shares priced at $16.50 per share for gross proceeds of $10.4 million. The purpose of this offering was also to fund exploration activities on the Company’s properties in the Timmins region of Canada. The total issuance costs related to the issuance of the flow-through shares were $0.6 million, which were accounted for as a reduction to the common shares. The net proceeds of $9.8 million were allocated between the sale of tax benefits in the amount of $2.0 million and the sale of common shares in the amount of $7.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of September 30, 2022, the Company had incurred a total of $18.9 million in eligible CEE ($12.7 million as of December 31, 2021 and $6.2 million as of September 30, 2022). The Company expects to fulfill its remaining CEE commitments from its most recent common share flow through offering of $15.1 million by the end of 2023.

Flow-Through Shares Issuance – Canadian Development Expenses (“CDE”)

On January 29, 2021, the Company issued 1,260,060 flow-through common shares priced at $10.10 per share for gross proceeds of $12.7 million. The purpose of this offering was to fund the continued development of the Froome deposit. The total issuance costs related to the issuance of the flow-through shares were $0.7 million, which were accounted for as a reduction to the common shares. The net proceeds of $12.0 million were allocated between the sale of tax benefits in the amount of $1.2 million and the sale of common shares in the amount of $10.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). The Company satisfied the total of $12.7 million CDE requirement during 2021.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Shareholders’ Distributions

Pursuant to the ARCA (Note 10), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, as they would be anti-dilutive.

For the nine months ended September 30, 2022, all the outstanding stock options (467,499) and all of the outstanding warrants (2,977,077) were excluded from the computation of diluted loss per share. Similarly, for the nine months ended September 30, 2021, the outstanding stock options (646,005) and the outstanding warrants (2,977,077) were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lexam L.P.	—	4	—	78
REVlaw	49	69	$303	210

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2022	December 31, 2021
REVlaw	$66	137

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three and nine months ended September 30, 2022, the Company paid $0.6 million and $1.8 million, respectively (three and nine months ended September 30, 2021 – $0.6 million and $1.8 million, respectively) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 10).

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Mr. McEwen. The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility. The amount of interest paid for the period ended September 30,2022 is $0.5 million (Note 10).

On August 23, 2021, an affiliate of Mr. McEwen participated in the Series B private placement offering conducted by McEwen Copper, the Company’s subsidiary that owns and is developing the Los Azules copper project (Note 18).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 5) were valued using the Black-Scholes valuation model as they are not quoted in an active market. The warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of September 30, 2022, no warrants related to the Nevgold transaction have been exercised.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at September 30, 2022 and December 31, 2021, as reported in the Consolidated Balance Sheets:

	Fair value as at September 30, 2022			Fair value as at December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,269	$—	$1,269	$1,644	$—	$1,644
Total investments	$1,269	$—	$1,269	$1,644	$—	$1,644

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at September 30, 2022 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $63.8 million (December 31, 2021 – $48.9 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

Impairment of Mineral Property

During the nine months ended September 30, 2022, there were no indicators of impairment for the Company’s long-lived assets and the Company did not record any impairments.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at September 30, 2022, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide surety bonding for its environmental reclamation obligations of $25.3 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $11.4 million (C$15.6 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 17).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Surety Bonds

As at September 30, 2022, the Company had a surety facility in place to cover all its bonding obligations, which include $25.3 million of bonding in Nevada and $11.4 million (C$15.6 million) of bonding in Canada. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2022, the Company recorded $3.8 million in restricted cash in non-current assets as a deposit against the surety facility.

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2022, the Company recorded revenue of $0.4 million and $1.2  million, respectively (for the three and nine months ended September 30, 2021 – $0.3 million and $0.9 million, respectively) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering will be used for the continued development of the Company’s properties in the Timmins region of Canada. As at September 30, 2022, the Company has not started to incur the required CEE spend.

In January 2021, the Company closed a flow-through share issuance to fund the development at the Froome deposit. The Company incurred the full required spend of $12.7 million in CDE during 2021.

In 2020, the Company completed two flow-through share issuances. The total proceeds of $18.3 million have been used to incur qualifying CEE in the Timmins region of Ontario by December 31, 2022. As of September 30, 2022, the Company has incurred $18.9 million of the required CEE spend ($12.7 million as of December 2021) and expects to fulfill the remaining $1.3 million of CEE commitments by the end of 2023 (Note 12).

Prepayment Agreement

On July 27, 2022, the Company entered into a precious metals purchase agreement with Auramet International LLC (“Auramet”). Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e. the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in-transit to a refinery; or
(iii)	while being refined at a refinery.

During the three and nine months ended September 30, 2022, the Company received the combined net proceeds of $20.5 million from the sales on a Supplier Advance Basis. The Company recorded revenue of $15.8 million related to the gold sales, with the remaining $4.7 million representing 2,860 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 17 CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the amounts disclosed in the Consolidated Statements of Cash Flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$54,882	$54,287
Restricted cash - current	-	2,550
Restricted cash - non-current	3,797	3,797
Total cash, cash equivalents, and restricted cash	$58,679	$60,634

As of September 30, 2022, of $54.9 million of cash and cash equivalents, $13.3 million in cash and $40 million in bankers’ acceptance notes with maturity dates between 34 to 81 days are held by McEwen Copper. The non-current portion of restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 16).

NOTE 18 NON-CONTROLLING INTERESTS

On August 23, 2021, the Company announced that its subsidiary, McEwen Copper, closed the first tranche of a Series B private placement offering in which McEwen Copper issued 4,000,000 common shares at a price of $10.00 per share for gross proceeds of $40.0 million. An affiliate of Mr. McEwen purchased all the shares in this first tranche. As of August 23, 2021 and  December 31, 2021, the affiliate held 18.6% ownership of McEwen Copper. As of September 30, 2022, this ownership was decreased to 15.57% due to the closing of the second and the third tranches of Series B private placement offering.

As a result of the common shares issued, the Company’s 100% ownership in McEwen Copper was reduced by 18.6% to 81.4%. The Company assessed 18.6% as non-redeemable non-controlling interests. Consequently, the Company recorded $14.9 million as non-controlling interests and $25.1 million as additional paid-in-capital on the Consolidated Balance Sheets in 2021.

On June 21, 2022, the Company announced that McEwen Copper had closed the second tranche of the Series B private placement offering in which McEwen Copper issued 1,500,000 additional common shares at a price of $10.00 per share for gross proceeds of $15.0 million.

As a result of the common shares issued, the Company’s 81.4% ownership in McEwen Copper was reduced by 5.31% to 76.09%. The Company assessed 23.91% as non-redeemable non-controlling interests. Consequently, the Company recorded $7.6 million as non-controlling interests and $7.4 million as additional paid-in-capital in 2022.

On August 31, 2022, the Company announced that McEwen Copper had closed its third and final tranche of the Series B private placement offering under which McEwen Copper issued 2,685,000 additional common shares at a price of $10.00 per share for gross proceeds of $26.9 million.

As a result of the common shares issued, the Company’s 76.09% ownership in McEwen Copper was reduced by 7.96% to 68.13%. The Company assessed 31.87% as non-redeemable non-controlling interests. Consequently, the Company recorded $16.1 million as non-controlling interests and $10.8 million as additional paid-in-capital in 2022.

On September 30, 2022, the Company recorded $0.3 million net loss attributed to non-controlling interests of 31.87%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining”, the “Company”, “we”, “our”, and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at September 30, 2022 and compares it to our financial condition at December 31, 2021. The discussion also analyzes our results of operations for the three and nine months ended September 30, 2022 and compares those to the results for the three and nine months ended September 30, 2021. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K/A for the year ended December 31, 2021.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 and to our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 36.

This discussion also includes references to “advanced-stage properties”, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permits. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or ever will have proven or probable reserves at those properties as defined by Regulation S-K 1300.

OVERVIEW

We were organized under the laws of the State of Colorado on July 24, 1979. We are engaged in the exploration, development, production and sale of gold and silver and exploration for copper.

We operate in the United States, Canada, Mexico and Argentina. We own a 100% interest in the Gold Bar mine in Nevada, the Fox Complex gold mines in Ontario, Canada, the El Gallo project and the Fenix silver-gold project in Sinaloa, Mexico, a 68% interest in the Los Azules copper deposit in San Juan, Argentina, and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. We also own a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner, Hochschild Mining plc.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “gpt” represents grams per metric tonne; “ft.” represents feet; “m” represents meter; “sq.” represents square; and C$ refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted. Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2022 and 2021 are abbreviated as Q3/22 and Q3/21, respectively, and the reporting periods for the nine months ended September 30, 2022 and 2021 are abbreviated as 9M/22 and 9M/21, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces converted to gold equivalent calculated based on a 78:1 silver to gold ratio for the first quarter of 2022, 83:1 silver to gold ratio for the second quarter of 2022, 90:1 silver to gold ratio for the third quarter of 2022, 68:1 silver to gold for the first quarter of 2021, 68:1 for the second quarter of 2021 and 83:1 silver to gold ratio for the third quarter of 2021.

Response to the COVID-19 Pandemic

We are continuing to closely monitor and respond, as possible, to the ongoing COVID-19 pandemic. As the situation continues to evolve, ensuring the health and safety of the Company’s employees and contractors is one of our top priorities.

The long-term impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak, variants of the COVID-19 virus, related advisories and restrictions and the success and acceptance of various vaccines, and other adverse effects caused (or contributed to) by pandemic, such as supply chain constraints, labor shortages and inflationary pressures. Management is actively monitoring the global situation  and its effect on our financial condition, liquidity, operations, suppliers, industry and workforce.

In response to the need to protect our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and has coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19 including facilitating access to vaccinations at our sites by coordinating with local health authorities.

As of September 30, 2022, corporate employees have returned to the head office working on a hybrid in-office and home-based work schedule.

During Q3/22, we did not qualify for any additional COVID-19 relief funds through the Canadian government’s Canadian Emergency Wage Subsidy and Canadian Emergency Rent Subsidy programs. The Canadian government closed these relief funds at the end of October 2021.

OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3/22 are included below and discussed further under Consolidated Financial Performance:

Operational Highlights

●	The Company’s consolidated operations produced 35,653 GEOs for the three months ended September 30, 2022, compared to 42,874 GEOs during the same period in 2021. This included 16,326 GEOs from our 100% owned operations and 19,328 attributable GEOs from the San José Mine(1). The 16,326 GEOs were 23% lower than same period last year and the 19,328 GEOs were 11% lower than the same period last year.

●	McEwen Copper has been active in progressing the Los Azules copper project in Argentina on multiple areas including drilling, road construction, technical studies, and community engagement. McEwen Copper is on track for it’s update of the Preliminary Economic Assessment (PEA) and once the PEA is complete aims to advance the work on a Feasibility Study level of detail. The overall program may be further optimized based on the outcome of the PEA and by ongoing study work.

●	On April 1, 2022, the Gold Bar mine received the regulators’ record of decision approving the amendment to the plan of operations to include and proceed with the development of the Gold Bar South Project. Mining activities and production are expected to begin during Q4/22.

●	Froome mine at the Fox Complex continues to perform as expected in terms of ore grade and tonnage.

Financial Highlights

●	Cash and cash equivalents of $54.9 million were reported as at September 30, 2022.
●	We had positive working capital of $38.0 million as at September 30, 2022.
●	Revenues of $26.0 million were reported in Q3/22 from the sale of 15,408 GEOs from our 100% owned operations at an average realized price(2) of $1,742 per gold equivalent ounce.

●	We reported a cash gross profit (2) of $5.8 million in Q3/22, with a gross profit of $1.5 million. We reported a net loss of $10.5 million.

Exploration

●	We spent $12.8 million on exploration and advanced projects in Q3/22, with the primary focus on advancing the Los Azules Copper Project in Argentina and expanding the resource base at Stock West (Fox Complex), Canada and at Gold Bar mine areas, USA.

(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 36.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$25,988	$37,129	$82,177	$101,575
Production costs applicable to sales	$(20,172)	$(30,760)	$(70,939)	$(85,481)
Loss before income and mining taxes	$(11,066)	$(18,242)	$(45,351)	$(39,734)
Net loss	$(10,530)	$(17,401)	$(43,712)	$(35,856)
Net loss per share	$(0.21)	$(0.38)	$(0.91)	$(0.79)
Cash used in operating activities	$(6,197)	$(21,656)	$(50,552)	$(19,076)
Cash additions to mineral property interests and plant and equipment	$(25,392)	$(8,111)	$(17,140)	$(28,483)

(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	35.7	42.9	97.1	114.2
100% owned operations	16.4	21.3	47.4	57.7
San José mine (49% attributable)	19.3	21.6	49.7	56.5
Sold - gold equivalent ounces(1)	35.0	42.4	95.4	113.2
100% owned operations	15.4	21.1	46.3	57.4
San José mine (49% attributable)	19.6	21.3	49.1	55.8
Average realized price ($/Au Eq. oz)(2)(3)	$1,742	$1,793	$1,833	$1,802
P.M. Fix Gold ($/oz)	$1,729	$1,790	$1,824	$1,805
Cash cost per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,219	$1,390	$1,342	$1,400
San José mine (49% attributable)	$1,223	$1,100	$1,300	$1,098
AISC per ounce ($/Au Eq. oz sold):(2)
100% owned operations	$1,659	$1,539	$1,760	$1,555
San José mine (49% attributable)	$1,562	$1,466	$1,718	$1,441
Cash gross profit(2)	$5,816	$6,369	$11,238	16,094
Silver : Gold ratio(1)	90 : 1	73 : 1	83 : 1	70 : 1

(1)	Silver production is presented as a gold equivalent with a silver: gold ratio of 90:1 for Q3/22 and 73:1 for Q3/21. See page 22.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 36.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

In Q3/22, we reported a net loss of $10.5 million (or $0.21 per share) compared to a loss of $17.4 million (or $0.38 per share) in Q3/2021. The current net loss includes $12.8 million of expenditures on exploration activities and advanced projects, of which $7.8 million was related to expenditures for the Los Azules project and $5.0 million on the continued exploration at our Canadian, US and Mexico operating sites. The improvement in net loss in Q3 2022 is mostly due to foreign currency gains.

Cash gross profit (a non-GAAP measure) of $5.8 million for Q3/22 decreased by $0.6 million from the $6.4 million cash gross profit recorded in Q3/21. The decrease in cash gross profit of $0.5 million is attributed to decreased revenue by $11.1 million, partially offset by lower production costs of $10.6 million during Q3/22 as compared to Q3/21. Please see Results of Operations section.

Production of gold equivalent ounces (GEOs) from our 100% owned mines in Q3/22 decreased from Q3/21: 16,326 versus 21,258 GEOs respectively, as a result of lower production at the Gold Bar mine.

Our share of the San José mine production was 19,328 GEOs in Q3/22, which was 11% lower than the 21,600 GEOs produced in Q3/21, primarily due to lower gold grades processed and recovery rates.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales in Q3/22 of $26.0 million decreased by 30% or $11.1 million compared to Q3/21 of $37.1 million. The lower revenue in Q3/22 compared to Q3/21 is attributable to the decrease in GEOs sales and by a slight decrease in realized gold price which was $51/oz lower year over year.

Production Costs applicable to sales in Q3/22 decreased by 34% or $10.6 million compared to Q3/21. The decrease is driven by production costs at all of our operations. This is discussed further in the “Operations Review” section.

Advanced project costs for Q3/22 of $8.8 million, increased from the $4.0 million, spent in Q3/21. Costs during Q3/22 were largely driven by expenditures to advance the Los Azules Copper Project. Costs during Q3/21 included continued spending for the Fox Complex expansion PEA and the Fenix project in Mexico, however there were no costs to advance the Los Azules project in the same period last year.

Exploration costs of $3.9 million for Q3/22 decreased from $6.2 million in Q3/21. The spending in Q3 2022 was to continue exploration to expand high-potential target areas in the Timmins region of Ontario and at the Nevada operations.

Income from investment in MSC of $0.8 million in Q3/22 represents a $3.4 million positive change from the $2.6 million loss recognized in the Q3/21 period. The income from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. This is discussed further in Note 9 to the Consolidated Financial Statements.

Reclamation and remediation expenses of $0.5 million in Q3/22 compared to $1.3 million for Q3/21. The expense decreased by $0.8 million from Q3/21 due to reclamation completed at Tonkin Springs and estimate updates.

Interest and other finance expenses, net of $1.8 million in Q3/22 compared to $2.1 million in Q3/21.

Other income of $6.3 million in Q3/22 increased from the $1.3 million recognized in Q3/21. This is discussed further in Notes 4 and 5 to the Consolidated Financial Statements.

Income and mining tax recovery of $0.5 million for Q3/22 decreased compared to $0.8 million in Q3/21. The decrease in the tax recovery for Q3/22 is primarily due to the flow-through share premium amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and restricted cash balance as at September 30, 2022 of $58.7 million decreased by $1.9 million, from $60.6 million as at December 31, 2021. This was driven by cash used in operating activities of $50.6 million, Cash used in investing activities of $16.9 million and cash provided by financing activities of $65.5 million.

Cash used in operating activities was impacted by a net loss of $44.0 million, payments to vendors of $4.3 million, an increase of assets related to operations of $14.6 million and a change in reclamation costs of $4.0 million, refer to Note 11 to the Consolidated Financial Statements for the details on the change in reclamation costs.

Cash from financing activities, during the nine months ended September 30, 2022, included net proceeds of $14.4 million (gross proceeds of $15.1 million) from the issuance of Canadian exploration expenditures (“CEE”) flow-through shares on March 2, 2022. We are required to spend the flow-through share proceeds on CEE flow-through eligible expenditures as defined by subsection 66.2(5) of the Income Tax Act (Canada). For more details on our flow-through share financing, refer to Note 12 to the Consolidated Financial Statements. Cash proceeds of $15.0 million were provided through an unsecured loan provided by a related party that will be used for working capital purposes. Details on the promissory note and the loan can be found in Note 10 and Note 14 of the accompanying Consolidated Financial Statements. Additionally, the second tranche of the private placement of $10 million investment by the Victor Smorgon Group advised by Arete Capital Partners, both of Australia, and $5 million from other investors, for total gross proceeds of $15.0 million. The amounts raised in third tranche of the private placement now stand at $26.9 million (Note 18).

Cash used in investing activities of $16.9 million in Q3/22 was largely driven by additions to mineral properties of $17.1 million less dividends received of $0.3 million.  Additions to mineral properties in Q3/21 was $28.5 million and dividends received were $7.6 million.

Working capital as at September 30, 2022 was $38.0 million, and increased by $5.4 million from working capital of $32.6 million as at December 31, 2021. The change is largely attributed to the financings completed in the 2022 period, partially offset by cash used in operating and investing activities. Current liabilities at September 30, 2022 include $4 million in debt, which has been reclassified from the long-term liabilities as the principal payments under the ARCA become due beginning in August 2023.

We believe we have sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

U.S.A. Segment

The U.S.A. segment is comprised of the Gold Bar mine and other exploration properties in Nevada, U.S.A.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	510	606	1,295	1,716
Average grade (gpt Au)	0.60	0.62	0.66	0.70
Processed mineralized material (t)	442	638	1,196	1,768
Average grade (gpt Au)	0.62	0.61	0.67	0.71
Gold equivalent ounces:
Produced	7.2	12.4	18.6	33.9
Sold	7.2	12.1	18.7	33.7
Revenue from gold and silver sales	$12,596	$21,683	$34,334	$60,919
Cash costs(1)	$12,357	$18,753	$34,834	$53,376
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,712	$1,553	$1,859	$1,582
All‑in sustaining costs(1)	$14,787	$19,541	$42,171	$56,875
AISC per ounce ($/Au Eq. oz sold)(1)	$2,049	$1,618	$2,251	$1,685
Silver : gold ratio	90 : 1	73 : 1	83 : 1	70 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 36 for additional information.

2022 compared to 2021

Gold Bar produced 7,186 GEOs in Q3/22, which reflects a 42% decrease from the 12,436 GEOs produced in Q3/21. The decrease was partly due to the presence of carbonaceous material that needed to be treated as waste and the lower mining  rates from the mining contractor due to the staffing issues on their side. Our mining contractor halted work on September 29 and elected to leave our mine as a result of disagreements over billing rates and practices. The termination of this relationship is expected to result in litigation.

Subsequent to the quarter end, we engaged a new mining contractor to resume mining activities. The change of contractor will have some impact on costs and production in Q4, however it is not expected to be material compared to Q3.

Regulatory approval to amend the plan of operations to include the Gold Bar South (“GBS”) deposit was received April 1, 2022. The work to develop GBS with the construction of the access road should be completed by late Q4.

Revenue from gold and silver sales of $12.6 million from Gold Bar in Q3/22 decreased from the $21.7 million revenue in Q3/21. This reflected the 40% decrease in GEOs sold, partially offset by a 3% decrease in realized gold price ($1,742/GEO in Q3/22 compared to $1,793/GEO in Q3/21).

Production costs applicable to sales of $12.4 million in Q3/22 decreased by $6.4 million from the $18.8 million in Q3/21. The lower costs were driven by lower tonnes mined (ore and waste) as management reforecasted mine plan to avoid mining in preg-robbing carbonaceous material in the Pick Central.

Cash cost and AISC per gold equivalent ounce sold in Q3/22 were $1,712/oz and $2,049/oz, respectively. This compares to the respective Q3/21 results of $1,553/oz and $1,618/oz. The higher cash cost, on a per ounce basis, was the result of a lower number of ounces sold in Q3/22, compared to Q3/21, 7,217 GEOs vs 12,075 GEOs respectively.

The Company’s independent technical experts have provided an initial indication that the number of ounces of Au on the heap leach processing pad may be materially higher than presently documented.  The Company is in the process of confirming this and results should be expected in the fourth quarter of 2022.

Exploration Activities – Nevada

In Q3, we spent $1.1 million on exploration activities. With the support of a team of McEwen geologists from Argentina and Mexico, a campaign of regional geological mapping and rock chip sampling was conducted.

Also during the quarter, sample analyses were returned for the Atlas Mine drill program conducted in Q2. No significant results were obtained.

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

The following table summarizes the operating results for the Fox Complex mines for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	112	81	325	185
Average grade (gpt Au)	3.66	3.12	3.54	3.14
Processed mineralized material (t)	85	93	257	211
Average grade (gpt Au)	3.68	3.04	3.78	3.17
Gold equivalent ounces:
Produced	9.0	8.3	27.9	20.6
Sold	8.0	8.4	26.7	20.5
Revenue from gold and silver sales	$13,058	$14,227	$46,200	$34,966
Cash costs(1)	$6,196	$9,635	$26,103	$22,622
Cash cost per ounce ($/Au Eq. oz sold)(1)	$774	$1,154	$978	$1,102
All‑in sustaining costs(1)	$10,474	$11,886	$37,743	$27,500
AISC per ounce ($/Au Eq. oz sold)(1)	$1,308	$1,423	$1,415	$1,339
Silver : gold ratio	90 : 1	73 : 1	83 : 1	70 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 36 for additional information.

2022 compared to 2021

Production in Q3/22 from the Fox Complex was 8,970 GEOs, compared to 8,259 GEOs in Q3/21, a 9% production increase. Fox Complex production was exclusively from the Froome mine, whereas in Q3/21, the Froome mine was still ramping up to commercial production.

Revenue from gold sales of $13.1 million decreased in Q3/22 by $1.2 million compared to Q3/21. The decrease reflects fewer GEOs sold and a lower average realized gold price in Q3/22 versus Q3/21.

Production costs applicable to sales of $6.2 million in Q3/22 decreased by $3.4 million, compared to $9.6 million in Q3/21. The lower costs were predominately due to increase in stockpile due to the mill constraints.

Cash cost and AISC per gold equivalent ounce sold were $774/oz and $1,308/oz in Q3/22, respectively, and $1,154/oz and $1,423/oz in Q3/21, respectively. As discussed above, the decrease in cash costs and AISC in Q3/22 compared to Q3/21 was primarily driven by increasing stockpile inventory.

Exploration Activities

In Q3, we incurred $2.7 million for exploration including 17,051 metres (55,927 feet) of surface drilling in 23 holes at Stock and 11 holes at the Black Fox property. The focus of our work during the quarter included:

●	Continuing delineation of the Stock West deposit based on an in-fill strategy developed in coordination with consultants and designed to save several thousand metres of planned drilling;
●	Expansion of shallow mineralization identified proximal to the past-producing Stock Mine;
●	Test high grade drill results from 2021 at Gibson and Whiskey Jack targets at Grey Fox in order to potentially expand known mineral resources;
●	Conduct initial drilling on the southern PNG claim at the Black Fox property and
●	Initiate an internal updated resource estimate on the Stock Property to assess the value of results returned since the last estimate in 2021. This work is anticipated to be completed in Q4 2022.

Four areas of interest have emerged from the program that may be expanded with additional drilling in 2022. Five drills were active on surface at the end of the quarter.

Mexico Segment

The Mexico segment includes the El Gallo Project (formerly “El Gallo 1” or “El Gallo Mine”) and the advanced-stage Fenix Project, located in Sinaloa, Mexico.

El Gallo Project

Current activities at the El Gallo Project are limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo Project for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	0.2	0.6	0.9	3.0
Sold	0.2	0.7	0.9	3.1
Silver ounces:
Produced	0.0	0.1	0.6	5.0
Sold	0.5	1.4	0.9	5.9
Gold equivalent ounces:
Produced	0.2	0.6	0.9	3.1
Sold	0.2	0.7	0.9	3.2
Revenue from gold and silver sales	$334	$1,219	$1,643	$5,690
Silver : gold ratio	90 : 1	73 : 1	83 : 1	70 : 1

Cash costs and All-in-sustaining costs

As the El Gallo Project’s gold production and sales are the result of residual leaching activities, we have ceased relying on and disclosing cash cost and AISC per gold equivalent ounce as key metrics for the operation. Incremental residual leaching costs included production costs less inventory movements.

The decrease in residual leaching costs for Q3/22 was $0.5 million, resulting in a final $0.3 million write-down of the heap leach and in-circuit inventory balances. The residual leaching activities at El Gallo are expected to cease in Q4/22.

2022 compared to 2021

Production and revenue, as expected, decreased in Q3/22, compared to Q3/21, as we wind down our residual heap leach operation.

An agreement to purchase a second-hand gold processing plant and associated equipment was executed in September 2022 for a purchased price of $2.8 million, and a 50% of down payment was completed upon signing. This package includes substantially all the major components required for Phase 1 of the Fenix project and excess items that will be sold or used at other operations. This equipment purchase materially reduces the Phase 1 capital investment required (as described below).

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

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2022 and 2021 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	169	149	405	387
Average grade mined (gpt)
Gold	4.2	5.2	5.0	5.3
Silver	371	375	353	351
Processed mineralized material (t)	149	150	354	396
Average grade processed (gpt)
Gold	4.9	5.2	5.6	5.4
Silver	413	381	385	343
Average recovery (%):
Gold	86.4	87.8	87.3	88.6
Silver	87.9	88.1	88.0	88.2
Gold ounces:
Produced	20.1	22.1	56.0	60.5
Sold	20.1	21.6	54.7	59.1
Silver ounces:
Produced	1,739	1,613	3,862	3,856
Sold	1,788	1,605	3,868	3,841
Gold equivalent ounces:
Produced	39.4	44.2	101.5	115.6
Sold	40.0	43.5	100.2	114.0
Revenue from gold and silver sales	$65,278	$72,098	$176,808	$195,797
Average realized price:
Gold ($/Au oz)	$1,632	$1,656	$1,759	$1,718
Silver ($/Ag oz)	$18.14	$22.68	$20.81	$24.54
Cash costs(1)	$48,930	$47,911	$130,231	$125,166
Cash cost per ounce ($/Au Eq. oz sold)(1)	$1,223	$1,100	$1,300	$1,098
All‑in sustaining costs(1)	$62,489	$63,855	$172,130	$164,256
AISC per ounce ($/Au Eq. oz sold)(1)	$1,562	$1,466	$1,718	$1,441
Silver : gold ratio	90 : 1	73 : 1	83 : 1	70 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 36 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q3 2022 compared to Q3 2021

Gold and silver production each decreased by 11% in Q3/22, compared to Q3/21. The decrease is attributed to a lower head grade of both gold and silver. Operations in Q3/22 returned to normal production levels compared to Q3/21 where production was significantly limited due to decreased staffing availability as a result of COVID-19 cases.

Revenue from gold and silver sales decreased by 9% in Q3/22, compared to Q3/21. The decrease reflects a decrease in GEOs sold in Q3/22, and slight decrease in realized prices per ounce of both gold and silver.

Cash costs in Q3/22 increased by $1.0 million, or 2%, compared to Q3/21.

All-in sustaining cost GEO sold in Q3/22 of $1,562/oz increased slightly compared to the $1,466/oz incurred in Q3/21.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q3/22 resulted in a $0.8 million income, compared to a loss of $2.7 million in Q3/21.

MSC Dividend Distribution (49%)

There were dividends received from MSC of $0.3 million in 9M/22, compared to $7.6 million in dividends received during the same period in 2021.

McEwen Copper Inc.

The Company owns a 68.13% interest in McEwen Copper Inc. (“McEwen Copper”), which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA.

On August 23, 2021, McEwen Copper successfully closed the first tranche of the proposed $80 million private placement (the “Offering”), with a $40 million investment by Robert McEwen, Chairman and Chief Owner.

On June 21, 2022, McEwen Copper closed the second tranche of the Offering with a $10 million investment by the Victor Smorgon Group and $5 million from other investors, for total gross proceeds of $15 million.

On August 31, 2022, McEwen Copper raised $26.25 million towards the final tranche of the oversubscribed $81.85 million Offering including a $25 million investment by Nuton LLC, a Rio Tinto Venture.

McEwen Copper will use proceeds from the Offering to conduct exploration drilling, complete new resource model, baseline monitoring for environmental permitting, community development and relations, other technical work and general corporate purposes. Publication of an updated Preliminary Economic Accessment (“PEA") on the Los Azules copper project is planned in Q1 2023.

On October 24, 2022, McEwen Copper signed an agreement whereby Kennecott Exploration Company (“KEX”), a  subsidiary of Rio Tinto for KEX, to earn a 60% interest in the Elder Creek property by investing $18 million over up to seven years (the “Expenditure Commitment”). If and when the expenditure commitment is completed, KEX and McEwen Copper will form an unincorporated 60:40 joint venture.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry deposits and is located in the Province of San Juan, Argentina. The total indicated and inferred resources were estimated at 10.2 and 19.3 billion lbs. of copper, respectively, as defined in a technical report that was completed in 2017. Since that time, extensive enterprise optimization work has been completed on potential larger scale, lower cost and lower carbon footprint options revealing opportunities to guide the drilling and technical workflows. Please refer to our website at www.mcewenmining.com for further details.

McEwen Copper spent $7.6 million dollars in Q3/22 on the activities below.

Drilling Program

Several drilling contractors were secured for the upcoming drilling season and mobilization commenced in September. Starting in early October the exploration road was operational and site access was available.

The drilling program aims to:

1.	Improve the structural and geo-metallurgical understanding of the deposit and geologic model.
2.	Support the development of a feasibility study to be completed by 2024 and
3.	Further improve the confidence in the mineral resource estimate and expand the overall resource base.

Road Construction

The Company aims for access to the site for much of the year to advance exploration activities. A new low altitude road access (max 3,400 metres above sea level “MASL”) has been developed, it has only one high mountain pass and we share part of the road with other mining projects including El Pachon (Glencore) and Altar (Aldebaran Resources). The road will be further upgraded and was succesfully used for demobilization and allowed for extension of drilling season through May of 2022. The two existing roads to the site are anticipated to provide near year-round access to adequately support the current phase of work.

Technical Studies

The study teams continued to work on an updated PEA to include all drill information, assay information and metallurgical testing of core obtained during the 2017, 2018 and 2022 exploration seasons. Work on trade-off studies related to power supply and the potential for renewables, mining methods and processing options, an updated glacier study, and initial geotechnical field of work for the design of the tailing and waste storage facilities were continued during the quarter. Hydro-geological assessments of historical information and the re-establishment of existing water monitoring locations was started.

All hyperspectral scanning of available core has been completed for new and historic core. Data from this initiative will ensure a refined and improved geological and resource model. By end of Q3, some 62,500 meters of current and historic drilling had been scanned and processed.

A preliminary optimization study was completed in Q1/22 using existing information and was further refined during Q2 & Q3. The study focused on the following objectives: improve value, optimize scale and capital requirements, reduce complexity, minimize risks and enable fast trade-off analysis of environmentally friendly and regenerative solutions. The analysis continues to show there is potential to include several changes to previous limitations which could create a significant increase in the value of the project which the company aims to include in the forthcoming PEA update Q1/23.

Metallurgical  studies continue, utilizing international certified laboratories as well as additional confirmation work with the Institute of Mining Investigations, part of the engineering faculty of the University of San Juan.

The preparation of the Exploitation Environmental Impact Report, the basis for environmental permitting, has been awarded to Knight Piesold and the drafting of the report is underway.

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended September 30, 2022				Nine months ended September 30, 2022
	Gold Bar	Fox	El Gallo	Total (100% owned)	Gold Bar	Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$(1,275)	$4,063	$(1,285)	$1,503	$(3,775)	$11,878	$(8,359)	$(256)
Add: Depreciation and depletion	1,514	2,799	—	4,313	3,275	8,219	—	11,494
Cash gross profit (loss)	$239	$6,862	$(1,285)	$5,816	$(500)	$20,097	$(8,359)	$11,238

	Three months ended September 30, 2021				Nine months ended September 30, 2021
	Gold Bar	Fox	El Gallo	Total (100% owned)	Gold Bar	Fox	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross (loss) profit	$790	$707	$(1,153)	$344	$1,335	$1,875	$(3,793)	$(583)
Add: Depreciation and depletion	2,140	3,885	—	6,025	6,208	10,469	—	16,677
Cash gross (loss) profit	$2,930	$4,592	$(1,153)	$6,369	$7,543	$12,344	$(3,793)	$16,094

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit	$6,972	$12,498	$24,948	$42,209
Add: Depreciation and depletion	9,376	11,690	21,629	28,422
Cash gross profit	$16,348	$24,188	$46,577	$70,631

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo project results are excluded from this reconciliation as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs expensed in the current period, with the latter not relevant on the evaluation of the residual leaching operations. Residual leaching costs for the three months ended September 30, 2022 were $0.5 million compared to $1.8 million in the same periods of 2021. For this reason, we have ceased relying on, and disclosing, cash cost and all-in sustaining cost per gold equivalent ounce as key metrics for the El Gallo Project.

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Gold Bar	Fox	Total	Gold Bar	Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$12,357	$6,196	$18,553	$34,834	$26,103	$60,937
Mine site reclamation, accretion and amortization	202	—	202	1,435	—	1,435
In‑mine exploration	767	—	767	2,830	—	2,830
Capitalized underground mine development (sustaining)	—	4,080	4,080	—	11,130	11,130
Capital expenditures on plant and equipment (sustaining)	1,012	—	1,012	1,508	—	1,508
Sustaining leases	448	198	646	1,563	509	2,072
All‑in sustaining costs	$14,786	$10,474	$25,260	$42,170	$37,742	$79,912
Ounces sold, including stream (Au Eq. oz)(1)	7.2	8.0	15.2	18.7	26.7	45.4
Cash cost per ounce ($/Au Eq. oz sold)	$1,712	$774	$1,219	$1,859	$978	$1,342
AISC per ounce ($/Au Eq. oz sold)	$2,049	$1,308	$1,659	$2,251	$1,415	$1,760

(1)	Total gold equivalent ounces sold for Q3/22 was 15,408 and includes gold equivalent ounces sold from the operating mines of 15,222, as disclosed above, and 186 gold equivalent ounces sold from the El Gallo Project for Q3/22.

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Gold Bar	Fox	Total	Gold Bar	Fox	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$18,753	$9,635	$28,388	$53,376	$22,622	$75,998
Mine site reclamation, accretion and amortization	167	101	268	483	754	1,238
In‑mine exploration	(79)	568	489	881	1,812	2,692
Capitalized underground mine development (sustaining)	—	857	857	—	1,088	1,088
Capital expenditures on plant and equipment (sustaining)	310	483	793	853	726	1,579
Sustaining leases	390	242	632	1,282	498	1,780
All‑in sustaining costs	$19,541	$11,886	$31,427	$56,875	$27,500	$84,374
Ounces sold, including stream (Au Eq. oz)(1)	12.1	8.4	20.4	33.7	20.5	54.3
Cash cost per ounce ($/Au Eq. oz sold)	$1,553	$1,154	$1,390	$1,582	$1,102	$1,400
AISC per ounce ($/Au Eq. oz sold)	$1,618	$1,423	$1,539	$1,685	$1,339	$1,555

(1)	Total gold equivalent ounces sold for Q3/21 was 21,100 and includes gold equivalent ounces sold from the operating mines of 20,400, as disclosed above, and 700 gold equivalent ounces sold from the El Gallo Project for Q3/21.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$48,930	$47,911	$130,231	$125,166
Mine site reclamation, accretion and amortization	25	116	213	333
Site exploration expenses	1,961	2,711	6,788	8,492
Capitalized underground mine development (sustaining)	10,051	6,725	27,758	18,039
Less: Depreciation	(476)	(498)	(1,491)	(1,324)
Capital expenditures (sustaining)	1,998	6,890	8,630	13,551
All‑in sustaining costs	$62,489	$63,855	$172,130	$164,256
Ounces sold (Au Eq. oz)	40.0	43.5	100.2	114.0
Cash cost per ounce ($/Au Eq. oz sold)	$1,223	$1,100	$1,300	$1,098
AISC per ounce ($/Au Eq. oz sold)	$1,562	$1,466	$1,718	$1,441

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$25,988	$37,129	$82,177	$101,575
Less: revenue from gold sales, stream	426	326	1,237	895
Revenue from gold and silver sales, excluding stream	$25,562	$36,803	$80,940	$100,680
Gold equivalent ounces sold	15.4	21.1	46.3	57.4
Less: gold ounces sold, stream	0.7	0.6	2.2	1.6
Gold equivalent ounces sold, excluding stream	14.7	20.5	44.1	55.9
Average realized price per Au Eq. oz sold, excluding stream	$1,742	$1,793	$1,833	$1,802

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$32,851	$35,698	$96,300	$101,540
Silver sales	32,427	36,400	80,508	94,258
Gold and silver sales	$65,278	$72,098	$176,808	$195,797
Gold ounces sold	20.1	21.6	54.7	59.1
Silver ounces sold	1,788	1,605	3,868	3,841
Gold equivalent ounces sold	40.0	43.5	100.2	114.0
Average realized price per gold ounce sold	$1,632	$1,656	$1,759	$1,718
Average realized price per silver ounce sold	$18.14	$22.68	$20.81	$24.54
Average realized price per gold equivalent ounce sold	$1,632	$1,656	$1,765	$1,718

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash, current investments, and trade receivables plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at September 30, 2022 and 2021:

	September 30,
	2022	2021

	(in thousands)
Cash and cash equivalents	$54,882	$63,144
Restricted cash	-	6,175
Investments	1,431	1,798
Trade receivables	-	—
Receivables from marketable securities sales	-	—
Precious Metals valued at market value (1)	851	1,612
Total liquid assets	$57,164	$72,729

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 53% on an annual basis. During the three months ended September 30, 2022, the Argentine peso devalued 13.1% compared to a devaluation of 5.13% in the same period of 2021.

During the three months ended September 30, 2022, the Mexican peso decreased 1% compared against the U.S Dollar in the same period in 2021.

The Canadian dollar experienced a 2% depreciation against the U.S. dollar for the three months ended September 30, 2022, compared to a 2.6% appreciation in the comparable period of 2021.

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

Our Canadian cash balance was $0.23 million (C$0.3 million) at September 30, 2022. We also hold negligible portions of our cash reserves in Mexican and Argentina pesos, with the effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2022, our VAT receivable balance was Mexican peso 16,264,078 equivalent to approximately $0.8 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.05 million in the Consolidated Statements of Operations.

Equity Price Risk

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $26.0 million for the three months ended September 30, 2022, a 10% change in the price of gold and silver would have had an impact of approximately $2.6 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At September 30, 2022, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate that any of the financial institutions or refineries will default on their obligation. As of September 30, 2022, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risks on the collection of our VAT receivables, which amount to $0.8 million as at September 30, 2022.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2022, we have surety bonds of $40.137 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2022, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 5. MINE SAFETY DISCLOSURES

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

10.3

Collaboration Agreement by and among McEwen Copper Inc., McEwen Mining Inc., Robert McEwen and Nuton LLC dated August 30, 2022 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on September 6, 2022, Exhibit 10.3, File No. 001-33190).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and nine months ended September 30, 2022 and 2021, (ii) the Unaudited Consolidated Balance Sheets as of September 30, 2022 and Audited Consolidated Balance Sheet as at December 31, 2021, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 4, 2022	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: November 4, 2022	By: Perry Ing,
Chief Financial Officer