Form 10-K
period 2022-12-31
McEwen Mining Inc.
filed 2023-03-14
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $172,281,488 based on the closing price of $4.39 per share as reported on the NYSE. There were 47,427,584 shares of common stock outstanding on March 13, 2023.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

Investors should be aware that the estimation of measured and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves that conform to S-K 1300 guidelines. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It is reasonably expected that the majority of the inferred mineral resource could be upgraded to an indicated mineral resource with continued exploration. Investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by William Shaver, P.Eng., Chief Operating Officer, and Luke Willis, P.Geo, Director, Resource Modeling, each a “qualified person” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of our material properties which are included as exhibits to the 2021 Form 10-K.

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

PART I

ITEM 1.  BUSINESS

History and Organization

McEwen Mining Inc. (the “Company”) is a gold and silver mining production and exploration company with an advanced copper development project, focused on the Americas. We were incorporated under the laws of the state of Colorado in 1979 as US Gold Corp. In September 2011, US Gold Corp. acquired Minera Andes Inc., and was renamed McEwen Mining Inc. We own 100% of the Froome mine and Stock mill in Ontario, Canada, a 100% interest in the Gold Bar mine in Nevada, 100% of the Fenix Project in Sinaloa, Mexico, 68.1% of McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina, and a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina. MSC is controlled by the majority owner of the joint venture, Hochschild Mining plc (“Hochschild”). In addition to the above, we hold interests in advanced-stage and exploration-stage properties and projects in the United States, Canada, Mexico and Argentina.

Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017, followed by the acquisition of the Black Fox Property and Stock Property from Primero Mining Corp. in October 2017. These two acquisitions provided us with an operating mine, mill and significant land interests in the historic Timmins mining district of Ontario (collectively, the “Fox Complex”). On September 19, 2021, our currently operating Froome mine, located within the Black Fox Property, reached commercial production.

In the United States, construction began on our 100% owned Gold Bar mine in Nevada in 2017. The Gold Bar mine poured its first gold ingot on February 16, 2019 and achieved commercial production on May 23, 2019. Current production is from our Pick and Ridge deposits, and in December 2022 we began mining from our Gold Bar South (“GBS”) deposit.

At the El Gallo mine in Sinaloa, Mexico, mining and crushing activities ceased during the second quarter of 2018, with production activities since that time limited to residual leaching up to the third quarter of 2022. The Company is currently reviewing reprocessing heap leach material at the El Gallo mine (“HLM”) as well as new silver processing operations (“El Gallo Silver”) in the immediate vicinity as part of its Fenix Project.

In July 2021, we announced the creation of McEwen Copper Inc. (“McEwen Copper”), through which we hold an indirect interest in Los Azules in the province of San Juan, Argentina and the Elder Creek exploration property in Nevada. During 2021 and 2022, we closed a $81.9 million private placement offering for a 31.9% interest in McEwen Copper, which included a $40 million investment by an affiliate of our Chairman and Chief Executive Officer, Robert McEwen.

Our objective is to increase shareholder value through the exploration for and economic extraction of gold, silver and other valuable minerals. Other than the San José mine in Argentina, we generally conduct our activities as the sole operator, but we may enter into strategic arrangements with other companies through joint venture or similar agreements. We hold our mineral property interests and operate our business through various subsidiary companies, each of which is owned directly, or indirectly, by us.

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in Elko, Nevada (U.S.), Matheson, Canada, Guamúchil, Mexico, and San Juan, Argentina. Our website is www.mcewenmining.com. We make available at no cost our periodic reports including Forms 10-K, 10-Q and 8-K, and news releases and certain of our corporate governance documents, including our Code of Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX.”

In this report, unless otherwise noted, “Au” represents gold; “Ag” represents silver; “Cu” represents copper; “oz” represents troy ounce; “lb” represents pound; “g/t” represents grams per metric tonne; “o/t” represents troy ounces per short ton; “ft” represents feet; “m” represents meter; “sq” represents square; and C$ refers to Canadian dollars. All our financial information is reported in United States (U.S.) dollars, unless otherwise noted. References to our company include, where the context requires, all of our subsidiaries, including our 68.1% interest in McEwen Copper Inc.

Segment Information

Our operating segments include Canada, United States, Mexico, MSC and McEwen Copper. Financial information for each of our reportable segments can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting.

Products

The end product at our gold and silver operations is generally in the form of doré or concentrate. Doré is an alloy consisting primarily of gold and silver but may also contain other trace elements. Doré is sent to third party refiners to produce saleable bullion. Ore concentrate, or simply concentrate, is raw mineralized material that has been finely ground into a powdery product from which gangue (waste) is removed, thus concentrating the metal component. Concentrate, as well as slag and fine carbons (which are by-products of the gold production process), are sent to third party smelters for further recovery of gold and silver.

During 2022, production consisted of 100% doré from the Gold Bar mine, 99% doré and 1% slag and fine carbon from the Fox Complex, and 92% doré and 8% slag and fine carbon from the El Gallo mine. Production from the San José mine consisted of 55% doré and 45% concentrate.

During 2022, we reported the following consolidated production attributable to us:

	Gold	Silver	Gold equivalent
Consolidated Production	ounces	ounces	ounces(1)
Fox Complex	36,652	—	36,652
Gold Bar mine	26,611	684	26,619
El Gallo mine	844	616	851
San José mine (49% attributable basis)	38,613	2,593,304	69,129
Total Production	102,720	2,594,604	133,252
(1)	Calculated using an average silver to gold ratio of 84:1.

Gold and silver contained in our end products are generally sold at the prevailing spot market price per ounce at the time of sale. Concentrates produced by the San José mine are provisionally priced, whereby the selling price is subject to final adjustments at the end of a period ranging from 30 to 90 days after delivery to the customer. The final price is based on the market price of the contained metals at the relevant quotation period stipulated in the contract. Due to the time elapsed between shipment and the final settlement with the buyer, MSC estimates the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices based on relevant forward market prices until final settlement with the buyer.

During 2022, revenues from gold and silver sales were $47.9 million from the Gold Bar mine, $60.8 million from the Fox Complex, $1.6 million from the El Gallo mine, and $124.8 million from the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments and Note 9, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2023 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average

	(in dollars per ounce)
2020	2,067	1,474	1,770	28.90	12.00	20.50
2021	1,943	1,684	1,799	29.59	21.53	25.14
2022	2,039	1,629	1,800	26.18	17.77	21.71
2023 (through March 10, 2023)	1,861	1,816	1,838	21.09	20.09	20.65

On March 10, 2023, the London P.M. Fix for gold was $1,861.25 per ounce and the London Fix for silver was $20.09 per ounce.

Processing Methods

At our operations, gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment.

At our Froome mine in Canada, mineralized material from the underground mine is transported to our Stock mill and fed to a crushing circuit. Final sized product is then leached with cyanide, and gold-cyanide in solution is recovered to activated carbon. The gold is stripped from the carbon and recovered with electrowinning cells, after which the gold is poured into doré bars.

At the Gold Bar mine and the previously operating El Gallo mine, both open pit operations, the mineralized material is processed using heap leaching methods. Heap leaching consists of stacking crushed, oxidized material on impermeable pads, where a diluted cyanide solution is applied to the surface of the heap to extract the contained gold and silver content. The gold and silver-bearing solution is then recovered through adsorption onto activated carbon, followed by desorption, electrowinning, retorting and finally smelting into doré bars.

At the San José mine, mineralized material from the underground mine is processed initially using a conventional crushing-grinding-flotation mill. A portion of the flotation concentrate is cyanide leached followed by an electrowinning which produces a precipitate. This precipitate is then smelted and poured into silver and gold doré bars. The remainder of the concentrate is shipped to third-party smelters for toll processing.

Proven and Probable Mineral Reserves

We had attributable estimated proven and probable gold reserves of 0.3 million ounces of gold at our Gold Bar mine and the San José mine, and 5.1 million ounces of proven and probable silver reserves at the San José mine at December 31, 2022.

A “mineral reserve” is an estimate of tonnage and grade or quality of measured and indicated mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “economically viable,” as used in the definition of reserve, means that the qualified person has analytically determined that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.

The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Proven and probable reserves include gold and silver attributable to our ownership or economic interest.

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold or silver will be realized. Reserve estimates may require revision based on actual production. Market fluctuations in the price of gold or silver, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing higher cost reserves uneconomic to exploit and might result in a reduction of reserves.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used.

Proven and probable reserves disclosed at December 31, 2022 and 2021 have been prepared in accordance with the Regulation S-K 1300 requirements of the SEC.

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2022:

	Gold Reserves at December 31, 2022
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	-	-	-	5,943	1.07	204	5,943	1.07	204
San José mine (2)	251	5.95	48	209	6.88	46	461	6.37	94

Silver Reserves at December 31, 2022
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	251	337	2.7	209	346	2.3	461	341	5.1
(1)	The reserve estimate for the Gold Bar mine as at December 31, 2022 is based on November 30, 2022 topography prepared by Joseph McNaughton, P.E., Senior Mining Engineers, Partner, Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2022, presented on a 49% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”).

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2021:

	Gold Reserves at December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine	-	-	-	14,053	0.82	370	14,053	0.82	370
San José mine	381	5.69	70	351	5.68	64	733	5.69	134

Silver Reserves at December 31, 2021
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine	381	368	4.5	351	314	3.5	733	342	8.1
(1)	The reserve estimate for the Gold Bar mine as at December 31, 2021 was prepared by Joseph McNaughton, P.E., Senior Mining Engineers, Partner, Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2021, presented on a 49% basis, was prepared by Hochschild and audited by P&E.

Notes to the 2022 Mineral Reserve tables

Gold Bar mine

Mineral reserves equal the total ore planned for processing from the mine plan based on a $1,650/oz gold price. Mineral reserves are based on the following economic input parameters: $4.97/ average ore tonne mining cost, $3.35/ average waste tonne mining cost, $5.41/ore tonne crushed process cost, $4.13/ average ore tonne run-of-mine (“ROM”) process cost, $3.06/ average ore tonne general and administrative (“G&A”) cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, and a 1% royalty at GBS only.

The stated mineral reserves are based on a variable cut-off grade (“COG”) based on rock type, mining area, carbon content, clay content and process response. The grades reported from Pick and Ridge include a mining dilution based on the surrounding block grades. Mineral reserves are contained within an engineered pit design between the $1,250/oz and $1,400/oz gold sales price Lerchs-Grossman pit shells, based on end of November 2022 topography.

The metal price used ($1,650) for mineral reserves reflects a conservative combination of a recent trailing average sourced from Kitco’s Historic Price data and a consensus forecast via Bloomberg. Recoveries are variable and as follows: 78% crushed oxide recovery at Pick and Ridge, 72% ROM oxide recovery at Pick and Ridge, 61% ROM oxide recovery at Gold Bar South, and 0% ROM mid-carbon recovery. COGs are variable and based on the presence or not of clay content, carbon content and recoveries and range from 0.0065 o/t to 0.0121 o/t. The reference point for the mineral reserves is at the primary crusher.

The following changes have impacted mineral reserves during 2022: Mining depletion at Pick and Gold Bar South; operating costs increase largely driven by an increase in mining costs; revised interpretation of the mineralization and geological model, project costs were re-estimated based on current mining activity and new contractor quotes; an update to the mining schedule based on the costs.

San José mine

Mineral reserves are reported at McEwen’s 49% attributable interest. Hochschild hold a 51% interest in San José.

COG is reported in silver equivalent grams per tonne, calculated using a ratio of 75:1 Ag:Au. For mineral reserves, the silver equivalent COG is: cut & fill 311 g/t silver equivalent, long hole 250 g/t silver equivalent.

Mineral reserves as presented are in place and include average internal dilution of 6%, average mining and geotechnical dilution of 51%, and mine extraction of 29%, but do not include allowances for mill or smelter recoveries. For the 2022 mineral reserves estimate, inaccessible mineral resources that contained insufficient tonnages to permit the development of local infrastructure, mineral resources in mined out/isolated areas, mineral resources located in sill and rib pillars and operationally lost mineral resources were not included in the mineral reserves estimate.

The December 31, 2022 mineral reserves estimate was based on a gold price of $1,650/oz and a silver price of $22/oz. P&E determined that these metal prices are suitable to be utilized for mineral reserve estimation since they are based on recognized consensus forecast metal prices.

Ongoing definition, delineation and mine exploration drilling will lead to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral reserves. Mine depletion, commodity price changes and equivalents leading to cut-off grade changes will also have an effect on the comparative data.

Measured, Indicated, and Inferred Mineral Resources

We had attributable estimated measured and indicated mineral resources of 3.3 million ounces of gold, 58.9 million ounces of silver, and 3.1 million tonnes (or 6.9 billion pounds) of copper at December 31, 2022. We had attributable estimated inferred mineral resources of 3.3 million ounces of gold, 105.6 million ounces of silver, and 5.9 million tonnes (or 13.1 billion pounds) of copper at December 31, 2022.

The measured, indicated, and inferred resource figures presented herein are estimates based on information available at the time of calculation and are exclusive of reserves. A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade, or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The reference point for mineral resources is in situ. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. Ounces of gold and silver or pounds of copper and molybdenum included in the measured, indicated and inferred resources are those contained prior to losses during metallurgical treatment. The terms "measured resource," "indicated resource," and "inferred resource" mean that part of a mineral resource for which quantity and grade or quality are estimated on the basis of geological evidence and sampling that is considered to be comprehensive, adequate, or limited, respectively.

We publish measured, indicated and inferred resources annually, considering metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions. Measured, indicated, and inferred resources disclosed at December 31, 2022 have been prepared in accordance with the new Regulation S-K 1300 requirements of the SEC.

The following tables summarize measured, indicated and inferred resources, exclusive of reserves attributable to our ownership or economic interest as of December 31, 2022:

Canada

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au gt	Met Rec %
Froome mine	744	4.14	99	270	4.10	36	1,014	4.13	135	218	3.26	23	2.35	87
Grey Fox	-	-	-	7,566	4.80	1,168	7,566	4.80	1,168	1,685	4.35	236	2.30	85
Stock West	-	-	-	1,280	3.67	151	1,280	3.67	151	1,041	3.20	107	1.95	94
Fuller	-	-	-	1,149	4.25	157	1,149	4.25	157	693	3.41	76	2.30	88
Stock East	-	-	-	1,232	2.41	95	1,232	2.40	95	21	2.32	2	1.67	94
Others	504	6.42	104	1,221	2.19	86	1,725	3.43	190	254	5.02	41
Total	1,248	5.06	203	12,718	4.14	1,693	13,966	4.22	1,896	3,912	3.86	485

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au gt	Met Rec %
Froome mine	790	4.47	113	641	3.92	81	1,432	4.22	194	276	3.32	29	2.35	87
Grey Fox	-	-	-	7,566	4.80	1,168	7,566	4.80	1,168	1,685	4.35	236	2.30	85
Stock West	-	-	-	1,171	3.83	144	1,171	3.82	144	1,049	3.30	111	1.95	94
Fuller	-	-	-	1,149	4.25	157	1,149	4.25	157	693	3.41	76	2.30	88
Stock East	-	-	-	1,232	2.41	95	1,232	2.40	95	21	2.32	2	1.67	94
Others	484	6.30	98	1,227	2.18	86	1,711	3.34	184	309	5.13	51
Total	1,274	5.15	211	12,986	4.15	1,731	14,261	4.24	1,942	4,033	3.89	505

United States

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au g/t	Met Rec %
Gold Bar mine	-	-	-	3,339	0.78	83.9	3,339	0.78	83.9	1,391	1.41	63	0.0065 - 0.0121	var (1)
Total	-	-	-	3,339	0.78	83.9	3,339	0.78	83.9	1,391	1.41	63
(1)	78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery.

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au g/t	Met Rec %
Gold Bar mine	-	-	-	1,342	1.92	82.4	1,342	1.92	82.4	1,774	0.79	44.4	0.0065 - 0.0121	var (1)
Total	-	-	-	1,342	1.92	82.4	1,342	1.92	82.4	1,774	0.79	44.4
(1)	78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery.

Mexico

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
Fenix Project	9,800	0.46	145	4,700	0.23	34	14,500	0.39	182	200	0.31	2	var (1)	var (2)
Total	9,800	0.46	145	4,700	0.23	34	14,500	0.39	182	200	0.31	2

Silver	Tonnes (000s)	Au Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Au Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Au Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Au Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
Fenix Project	9,800	17	5.2	4,700	95	14.3	14,500	42	19.5	200	40	0.3	var (1)	var (2)
Total	9,800	17	5.2	4,700	95	14.3	14,500	42	19.5	200	40	0.3
(1)	The El Gallo mine HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
Fenix Project	9,800	0.46	146	4,700	0.23	35	14,500	0.39	182	200	0.31	2	var (1)	var (2)
Total	9,800	0.46	146	4,700	0.23	35	14,500	0.39	182	200	0.31	2

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
Fenix Project	9,800	17	5.2	4,700	95	14.3	14,500	42	19.5	200	40	0.3	var (1)	var (2)
Total	9,800	17	5.2	4,700	95	14.3	14,500	42	19.5	200	40	0.3
(1)	The El Gallo mine HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

MSC

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
San José (49% attrib.)	110	4.52	16	100	2.82	9	210	3.70	25	1,010	5.99	194	293gpt AgEq	90
Total	110	4.52	16	100	2.82	9	210	3.70	25	1,010	5.99	194

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
San José (49% attrib.)	110	259	0.9	100	168	0.5	210	216	1.5	1,010	404	13.1	293gpt AgEq	90
Total	110	259	0.9	100	168	0.5	210	216	1.5	1,010	404	13.1

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
San José (49% attrib.)	56	5.09	9.2	49	2.41	3.8	106	3.84	13.2	901	5.22	151.1	240g/t AgEq	90
Total	56	5.09	9.2	49	2.41	3.8	106	3.84	13.2	901	5.22	151.1

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
San José (49% attrib.)	56	310	0.6	49	204	0.3	106	260	0.9	901	332	9.6	240g/t AgEq	90
Total	56	310	0.6	49	204	0.3	106	260	0.9	901	332	9.6

McEwen Copper

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
Los Azules (68.1% attrib.)	-	-	-	655,122	0.06	1,158	655,122	0.06	1,158	1,815,546	0.04	2,588	0.2%Cu	90
Total	-	-	-	655,122	0.06	1,158	655,122	0.06	1,158	1,815,546	0.04	2,588

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
Los Azules (68.1% attrib.)	-	-	-	655,122	2	37.9	655,122	2	37.9	1,815,546	2	92.2	0.2%Cu	90
Total	-	-	-	655,122	2	37.9	655,122	2	37.9	1,815,546	2	92.2

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG	Met Rec %
Los Azules (68.1% attrib.)	-	-	-	655,122	0.48	6.9	655,122	0.48	6.9	1,815,546	0.33	13.1	0.2% Cu	90
Total	-	-	-	655,122	0.48	6.9	655,122	0.48	6.9	1,815,546	0.33	13.1

Molybdenum	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	COG	Met Rec %
Los Azules (68.1% attrib.)	-	-	-	655,122	0.003	39	655,122	0.003	39	1,815,546	0.003	132.1	0.2%Cu	90
Total	-	-	-	655,122	0.003	39	655,122	0.003	39	1,815,546	0.003	132.1

Mineral resources, exclusive of reserves, as at December 31, 2021:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,800	0.06	1,394	788,800	0.06	1,394	2,186,000	0.04	3,116	0.2%Cu	90
Total	-	-	-	788,800	0.06	1,394	788,800	0.06	1,394	2,186,000	0.04	3,116

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,840	1.8	45.7	788,800	1.8	45.7	2,186,000	1.6	111	0.2%Cu	90
Total	-	-	-	788,840	1.8	45.7	788,800	1.8	45.7	2,186,000	1.6	111

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,800	0.48	8.4	788,800	0.48	8.4	2,186,000	0.33	15.8	0.22% Cu	90
Total	-	-	-	788,800	0.48	8.4	788,800	0.48	8.4	2,186,000	0.33	15.8

Molybdenum	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	COG	Met Rec %
Los Azules (82% attrib.)	-	-	-	788,800	0.003	47	788,800	0.003	47	2,186,000	0.003	159.1	0.2%Cu	90
Total	-	-	-	788,800	0.003	47	788,800	0.003	47	2,186,000	0.003	159.1

The following table is a variance of the mineral resources from December 31, 2021 and December 31, 2022:

Property	Measured			Indicated			Measured & Indicated			Inferred
	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %
Froome	-5.8	-7.4	-12.4	-57.9	4.6	-55.6	-29.2	-2.1	-30.4	-21	-1.8	-20.7
Grey Fox	-	-	-	-	-	-	-	-	-	-	-	-
Stock West	-	-	-	9.3	-4.2	4.9	9.3	-4.2	4.9	-0.8	-3	-3.6
Stock East	-	-	-	-	-	-	-	-	-	-	-	-
Fuller	-	-	-	-	-	-	-	-	-	-	-	-
Gold Bar mine	-	-	-	148.9	-59.4	1.8	148.9	-59.4	1.8	-21.6	78.8	41.9
Los Azules	-	-	-	-16.9	-	-16.9	-16.9	-	-16.9	-16.9	-	-16.9
Fenix Project	-	-	-	-	-	-	-	-	-	-	-	-

Notes to the 2022 Mineral Resource tables

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that any part of the mineral resources estimated will be converted into a mineral reserves estimate. The numbers in the tables have been rounded to reflect the accuracy of the estimates and may not sum due to rounding. The inferred mineral resource in these estimates has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of the inferred mineral resource could be upgraded to an indicated mineral resource with continued exploration.

Underground mineral resources include the ‘must take’ minor material below cut-off grade within the potentially mineable shape optimizer stopes that are generated by above-cut-off grade blocks.

Canada – Fox Complex

Mineral resources for the Froome mine are reported above an economic cut-off grade of 2.35 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, haulage cost of C$4.70/t, refining cost of C$1.82/oz, metallurgical recovery of 87%, royalty buyout of C$1.21/t, dilution of 15%, and realized gold price of $1,632/oz (after considering the impact of our gold stream with Sandstorm Gold Ltd.).

Mineral resources for Grey Fox are reported above an economic cut-off grade of 2.30 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, haulage cost of C$5.64/t, refining cost of C$1.82/oz, metallurgical recovery of 85%, royalty NSR of 2.65%, dilution of 15%, and gold price of $1,725/oz.

Mineral resources for Stock West are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, refining cost of C$1.82/oz, metallurgical recovery of 94%, dilution of 15%, and gold price of $1,725/oz.

Mineral Resources for Fuller are reported above an economic cut-off grade of 2.30 g/t gold assuming underground extraction methods and based on a mining cost of C$90/t, process cost of C$24.55/t, G&A cost of C$10.50/t, haulage cost of C$6.64/t, metallurgical recovery of 88%, 10% Net Profits Interest (NPI) royalty, dilution of 10% and gold price of $1,725/oz.

Mineral resources for Stock East are reported above an economic cut-off grade of 1.67 g/t gold assuming underground extraction methods and based on a mining cost of $60.61/t, process cost of $18.60/t, G&A cost of $7.95/t, metallurgical recovery of 94%, and gold price of $1,725/oz.

The gold price used in estimating mineral resources of $1,725 was based on long-term consensus pricing forecasts published in late 2022. Resources are stated as in-situ. In addition, underground constraining shapes were used to better define reasonable prospects for eventual economic extraction. The Froome mine and Stock West used improvements to modeling and estimation methodology and updates based on drilling results. The Froome mine also included changes due to mining depletion.

United States - Gold Bar mine

Mineral resources are based on the following economic input parameters: $3.19/ore ton mining cost, $1.99/waste ton mining cost, $4.91/ore ton crushed process cost, $3.77/ore ton ROM process cost, $3.16/ore ton G&A cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, and a 1% royalty (Gold Bar South only). Mineral resources stated are contained within a $1,725/oz gold sales price Lerchs-Grossmann pits based on end of November 2022 topography.

The gold price used in estimating mineral resources of $1,725 was based on long-term consensus pricing forecasts published in late 2022. Resources are reported as in-situ. Recoveries are variable and as follows: 78% crushed oxide recovery at Pick and Ridge, 50% mid-carbon recovery at Pick and Ridge, 72% ROM oxide recovery at Pick and Ridge, 61% ROM oxide recovery at Gold Bar South, 0% ROM mid-carbon recovery. Cut-off grades are variable and based on the presence or not of clay content, carbon content and recoveries.

Changes in mineral resources are due to mining depletion during 2022. The following changes have impacted the project mineral resources: Mining depletion at Pick and Gold Bar South; operating costs increase largely driven by an increase in mining costs; project costs were re-estimated based on current mining activity and new contractor quotes; an update to the mining schedule based on the costs.

Mexico – Fenix Project

Gold and silver mineral resources were calculated using metal prices of $1,300/oz and $16/oz, respectively. These prices were based off the 3-year trailing average of the London Closing Fix for 2017-2019 ($1,306 and $16.32) sourced from Kitco’s Historical Data charts.

Mineral resources are stated as in situ for El Gallo Silver, and as crushed and stacked, ready for hauling and processing for the El Gallo mine HLM.

El Gallo Silver: Milling recovery assumptions of 86% (sulfide) and 75% (oxide) for silver and 86% gold. Mining costs of $1.95/t, processing and G&A costs of $26.15/t milled were used. Mineral resources are stated within an optimized pit shell indicating reasonable prospects for eventual economic extraction.

HLM: Because of the unconsolidated nature of the heap leach material, the mine schedule plans to mine the entire heap without the benefit of selectivity. Sub-cut-off leach pad material will inherently have potential acid generating sulfide liabilities if placed in our waste dumps and so it will be prudent to process the entire leach pad and place tailings in a previously mined pit at an overall environmental and economic benefit. Metallurgical recovery assumptions for the HLM are 85% gold and 60% silver.

The differences in annual mineral resources at the El Gallo mine are attributed to the heap leach operation. Residual leaching continued through 2022. There was a minor amount of metal recovered of 844 ounces of gold and 616 ounces of silver at the operation in 2022.

MSC - San José mine

Mineral resources are reported at McEwen’s 49% attributable interest. Hochschild has a 51% interest in San José. Mineral resources are in situ.

Cut-off grades are reported in silver equivalent grams per tonne, calculated using a ratio of 75:1 Ag:Au. For mineral resources, the silver equivalent cut-off grades are: 293 g/t silver equivalent.

The December 31, 2022 mineral resource estimate was based on a gold price of $1,800/oz and a silver price of $24/oz. P&E determined that these metal prices are suitable to be utilized for mineral resource estimation since they are based on recognized consensus forecast prices.

Ongoing definition, delineation and mine exploration drilling will lead to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral resources. Mine depletion, commodity price changes and equivalents leading to cut-off grade changes will also have an effect on the comparative data.

McEwen Copper - Los Azules

The mineral resources estimate for Los Azules is reported inside of a pit shell. The parameters assumed are a copper price of $2.75/lb, operating costs of $1.70/t mining, $5.00/t for processing and $1.00/t for G&A, and copper metallurgical recovery of 90%. The mineral resources estimate is reported with a cut-off grade of 0.20% Cu.

Mineral resources are in-situ and are reported at McEwen’s 68.1% attributable interest.

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

Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2022, we accrued $41.8 million for reclamation costs relating to currently developed and producing properties. These amounts are included in Asset Retirement Obligation on the Consolidated Balance Sheets.

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

Foreign Government Regulations

Canada, where the Fox Complex is located, and Mexico, where the El Gallo mine and Fenix Project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the U.S. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of exploration and mining operation activities. We have received all permits required to operate our current activities in Canada and Mexico and have received all permits necessary for the exploration activities being conducted at our non-U.S. properties.

Customers

Production from the Gold Bar mine, the Froome mine, and the El Gallo mine is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

We have doré purchase agreements with Canadian financial institutions, Asahi Refining (“Asahi”), and with metals trading companies. Under the terms of our doré purchase agreements, we have the option to sell approximately 90% of the gold and silver contained in doré bars produced at the Gold Bar, Froome and El Gallo mines prior to the completion of refining. On July 27, 2022, we entered into a precious metals purchase agreement with Auramet International LLC (“Auramet”). Under this agreement, we have the option to sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis. During the year ended December 31, 2022, in respect of our 100% owned mines, 52% of our sales were made to Asahi, and 46% of our sales were made to Auramet.

During the year ended December 31, 2022, 92% of the total sales from the San José mine were made to three companies: Aurubis AG, a German company, accounted for 15% of the total sales; LS Nikko Copper, a Korean company, accounted for 35% of the total sales and Argor-Heraeus, a Swiss company, accounted for 42% of the total sales. MSC has sales agreements with each of these purchasers. The remaining 8% of San José’s sales are made to a number of customers under smaller contract quantities.

In the event that our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and may affect our operating results.

Human Capital Resources

As of December 31, 2022, we had 520 employees, including 75 in the United States, 25 in Toronto, Ontario, Canada, 193 in Timmins, Ontario, Canada, 84 in Mexico, and 143 in Argentina. All our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, Mexico, and Argentina include management, laborers, craftsmen, miners, geologists, environmental specialists, information technologists, and various other support roles. As of December 31, 2022, MSC had 1,348 employees in Argentina. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For Canada and United States, we also engage independent contractors for technical and professional expertise as well as extractive and exploration activities such as drilling, geophysics, hauling and crushing. Of our employees in Mexico, 35 are covered by union labor contracts and we believe we have good relations with them.

As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry. Over 93% of our U.S. employees are enrolled in our medical benefit plan, over 90% of U.S. employees contribute to our 401(k) plan and 94% of employees in Canada contribute to our Deferred Profit Share Plan. Supplemental healthcare is provided above government requirements in both Canada and Mexico.

Risk Factor Summary

Our business and operations are subject to a number of risks and uncertainties which you should be aware of prior to making a decision to invest in our common stock. Listed below is a summary of these risks, which are described more fully immediately following in the section titled “Item 1A. RISK FACTORS.”

Risks Related to Our Financial Condition, Results of Operation and Cash Flows

●	Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver, and copper and these prices can be volatile, which may cause volatility in the price of our common stock.
●	We have incurred substantial losses in recent years and may never be profitable.
●	Our current operations require substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations.
●	Our ongoing reliance on equity funding will result in continued dilution to our existing shareholders.
●	Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.
●	Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.
●	Restrictive debt covenants contained in our debt agreement could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests.
●	Increased operating and capital costs could adversely affect our results of operations.
●	If we do not hedge our exposure to reductions in gold and silver prices, we may be subject to significant reductions in the price we receive for our products.
●	Estimates relating to new development projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
●	We are subject to foreign currency risks which may increase our costs and affect our results of operation.
●	Our continuing reclamation obligations at Tonkin, Gold Bar, Fox Complex, El Gallo, and other properties could require significant additional expenditures.
●	There is no guarantee that we will declare distributions to shareholders.

Risks Relating to our Operations as a Mining Company

●	Our estimates of proven and probable mineral reserves and resources are based on interpretation and assumptions and may yield less mineral production than is currently estimated or may result in additional impairment charges to our operations.
●	We may be unable to replace gold and silver reserves as they become depleted.
●	Our acquisitions may not achieve their intended results.
●	We own our 49% interest in the San José mine under the terms of an option and joint venture agreement and are therefore unable to control all aspects of the exploration and development of, and production from, this property.
●	The development of the Los Azules project presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.
●	We may acquire additional exploration-stage properties on which reserves may never be discovered.
●	The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could adversely and materially affect our operations.
●	Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.
●	Our operations in Argentina, Mexico and Canada subject us to political and social risks.
●	Our operations face substantial regulation of health and safety.
●	Reform of the General Mining Law in the United States could adversely affect our results of operations.

●	Title to mineral properties can be uncertain, and we may be at risk of loss of ownership of one or more of our properties.
●	We cannot ensure that we will have an adequate supply of water to complete desired exploration or development of our mining properties.
●	Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.
●	Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.
●	We rely on contractors to conduct a significant portion of our operations and construction projects.
●	If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions and/or increased costs.
●	Our business is sensitive to nature and climate conditions.
●	Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.

Risks Related to Our Common Stock

●	A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.
●	Our stock price may be volatile, and as a result you could lose all or part of your investment.
●	Failure of the Company to maintain compliance with the NYSE listing requirements could result in delisting of our common stock, which in turn could adversely affect our future financial condition and the market for our common stock.
●	The future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.

General Risks

●	The Coronavirus pandemic could result in adverse operating results due to workforce reductions, supply and/or demand interruptions and travel restrictions.
●	We do not insure against all risks to which we may be subject in our operations.
●	Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.
●	We conduct operations in a number of foreign countries and are exposed to legal, political and social risks associated with those operations.
●	Our business depends on good relations with our employees, and if we are unable to attract and retain additional highly skilled employees, our business and future operations may be adversely affected.
●	Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
●	Several of our directors and officers are residents outside of the United States, and it may be difficult for shareholders to enforce within the United States any judgments obtained against such directors or officers.
●	The laws of the State of Colorado, our Articles of Incorporation and agreements with certain officers and directors may protect our directors from certain types of lawsuits.
●	We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write- downs may adversely affect our results of operations and financial condition.
●	A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.

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

During 2022, the price of gold, as measured by the London PM fix, fluctuated between $1,629 and $2,039 per ounce, while the price of silver fluctuated between $17.77 and $26.18 per ounce. As at March 10, 2023, gold, silver and copper prices were $1,861.25/oz, $20.09/oz, and $3.86/lb, respectively.

We have incurred substantial losses in recent years and may never return to profitability.

During the three years ended December 31, 2022, 2021, and 2020, we have incurred pre-tax losses on an annual basis of $80.3 million $64.2 million and $153.7 million, respectively. As of December 31, 2022, our accumulated deficit, which includes historic non-cash impairment charges, was $1.3 billion. In the future, our ability to become profitable will depend on the profitability of the Gold Bar mine, the Fox Complex, including the Froome mine and Stock deposits, and the San José mine, our ability to generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties and our interest in the Los Azules copper project. In pursuit of profitability, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our business requires substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations. In addition, our ongoing reliance on equity funding will result in continued dilution to our existing shareholders.

We have in the past and will likely in the future require significant capital to develop our exploration projects. A significant portion of that funding in the past has come in the form of sales of our common stock. We continue to evaluate capital and development expenditure requirements as well as other options to monetize certain assets in the Company’s portfolio including Los Azules, Grey Fox, Stock West and the Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditures incurred may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or for other purposes, on terms that are favorable to us or at all, in which case, our ability to replace reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and in the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2022, we had an outstanding long term, secured debt with a principal amount of $50.0 million and an outstanding long term, unsecured subordinated promissory note with a principal amount of $15.0 million. Repayment of the debt is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly principal payments of $2.0 million beginning on August 31, 2023 for 18 months, with a final $12.0 million principal payment on March 31, 2025. The promissory note is payable in full on or before September 25, 2025, and interest on the promissory note is payable monthly at a rate of 8% per annum.

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

Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations or financing in the future. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings, or other financing will be available to us in an amount sufficient to enable us to pay principal and interest on our indebtedness or to fund our other liquidity needs. Decreases in precious metal prices, in addition to our ability to execute our mine plans at existing operations, may adversely affect our ability to generate cash flow from operations. If our cash flow and existing capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital, or restructure our debt, and any of these actions, if completed, could adversely affect our business and/or the holders of our securities. We cannot assure that any of these remedies could, if necessary, be completed on commercially reasonable terms, in a timely manner or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could result in the immediate acceleration of the debt and foreclosure of our assets.

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

We do not use hedging transactions with respect to any of our gold and silver production. Accordingly, we may be exposed to more significant price fluctuations if gold and/or silver prices decline. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. However, the actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

●	Changes in metals prices;
●	Changes in tonnage, grades and metallurgical characteristics of mineralized material to be mined and processed;
●	Changes in input commodity and labor costs;

●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability of an adequate and skilled labor force;
●	Availability, supply and cost of utilities such as water and power;
●	Fluctuations in inflation and currency exchange rates; or
●	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements.

Our recent development activities, including at our Gold Bar mine and at the Fox Complex, may not result in the expansion or replacement of past production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

For our existing operations, we base our mine plans on geological, metallurgical and engineering assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and measured, indicated and inferred resources, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. There are numerous uncertainties inherent in estimating quantities and qualities of gold, silver and copper and costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges.

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

Our continuing reclamation obligations at Tonkin, Gold Bar, Fox Complex, El Gallo, and other properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2022, we have accrued $41.8 million in estimated reclamation costs for our properties, including $39.4 million covered by surety bonds for projects in the United States and Canada. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability of $10.5 million based on the estimated amount of our reclamation obligations in that jurisdiction.

There is a risk that any surety bond or recorded liability, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when actually carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. Further, it is possible that the United States Bureau of Land Management may request that we provide additional long-term financing supported by a long-term trust for an amount that cannot be determined at present. There is a risk that we will be unable to fund any additional bonding requirements or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

There is no guarantee that we will declare distributions to shareholders.

From June 2015 to September 2018, we paid a distribution to holders of our common stock on a semi-annual basis. Those distributions were suspended in March 2019. Any determination to reinstate this distribution on our common stock will be based primarily upon covenants in outstanding debt instruments, our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, and our Board of Directors’ determination that the distribution to shareholders is in the best interest of our shareholders and in compliance with all laws and agreements applicable to the Company.  The provisions of our outstanding secured debt prohibit us from paying dividends, even if our operations might warrant such payment.

Risks Relating to Our Operations as a Mining Company

Our estimates of proven and probable mineral reserves and resources are based on interpretation and assumptions and, under actual conditions, may yield less mineral production than is currently estimated or may result in additional impairment charges to our operations.

Unless otherwise disclosed, proven and probable reserves and measured, indicated and inferred resources figures presented in our filings with securities regulatory authorities, including the SEC, in our news releases and other public statements that may be made from time to time, are based upon estimates made by both independent and our own internal professionals. Estimates of proven and probable reserves and measured, indicated and inferred resources are subject to considerable uncertainty and are based, to a large extent, on the prices of gold and silver and interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or resources have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect and such reductions may result in impairment charges such as we experienced in 2020.

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

Investors should also be aware that calculations of “reserves” and “resources” differ under SEC reporting standards and those under other international standards, such as Canada. Investors should also be aware that resources may not be converted into reserves. Please also see, CAUTIONARY NOTE TO UNITED STATES INVESTORS-INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES.

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

From time to time, we may acquire reserves from other parties, as we did in 2017. Such acquisitions are based on an analysis of a variety of factors including historical operating results, estimates and assumptions on the extent of ore reserves, the timing of production from such reserves, cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including in relation to the ability to permit and comply with existing regulations), which may contain information or data that we are unable to independently verify or confirm in advance. Other than historical operating results, these factors are uncertain, they may contribute to the uncertainties related to the process used to estimate ore reserves and have an impact on our revenue, our cash flow and other operating issues.

As a result of these uncertainties, our exploration programs and acquisitions may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

Our acquisitions may not achieve their intended results.

Our acquisitions subject us to many risks. The Fox Complex acquired in 2017 was a distressed asset which has struggled to produce positive cash flows during its years of operation. We are working to improve the operations but without a reserve base, the success of this operation is dependent upon finding additional mineralization through exploration and there is no guarantee that we will be able to convert this mineralization into mineable reserves. We may discover title defects, adverse environmental or other conditions relating to the properties acquired of which we are currently unaware. Environmental, title, and other problems could reduce the value of the properties to us, and depending on the circumstances, we could have limited or no recourse to the sellers with respect to those problems. We have assumed substantially all of the liabilities associated with acquired properties, and such liabilities could be significant.

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

Los Azules is located in a remote location, previously accessibly only by 75 miles of dirt road with eight river crossings and two mountain passes above 13,450 feet. An additional access road at lower altitude was completed in May 2022, which has one mountain pass above 11,000 feet. Even assuming that technical difficulties associated with this remote location can be overcome, the significant capital costs required to develop the project may make the project uneconomical. If the long-term price of copper decreased significantly below the current price or capital cost estimates increased significantly, Los Azules may not be feasible for development, and we may have to write off the remaining carrying value of the asset. Furthermore, the project’s economic feasibility has not yet been demonstrated through a full feasibility study. The Preliminary Economic Assessment (“PEA”) is preliminary in nature, includes S-K 1300 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under S-K 1300 or NI 43-101, and there is no certainty that the PEA will be realized.

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

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts, and future development and mining operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may render mining uneconomical;
●	availability of labor, contractors, engineers, power, transportation and infrastructure;
●	labor disputes;
●	potential delays related to social, public health, and community issues;
●	negotiations with aboriginal groups or local populations affecting our efforts to explore, develop or produce gold and silver deposits;
●	unanticipated variations in grade and other geological problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	industrial accidents, personal injury, fire, flooding, cave-ins, landslides and other natural disasters; and
●	decrease in reserves or resources due to a lower price of silver, gold or copper.

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

With respect to Los Azules and our affiliated company, Minera Santa Cruz S.A, which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003, and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (“YPF”), Argentina’s largest oil company.
●	In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.
●	In September 2019, Argentine authorities implemented new foreign exchange regulations that impact the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash bank savings to be denominated only in Argentine pesos and authorization from the Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.
●	In October 2019, Alberto Fernández was elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted Argentina sourced revenues.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.
●	In 2020, the Alberto Fernández administration marked its first year in office, a year in which it faced numerous challenges including renegotiating Argentina’s foreign debt, managing currency crises, and, most difficult, designing Argentina’s response to the COVID-19 pandemic.
●	In June 16, 2021, Law 27,630, which introduced amendments to the corporate income tax law, entered into force. Under prior law, the corporate income tax rate was 25%. As per the new law applicable to fiscal years starting on or after January 1, 2021, corporate income will be subject to tax at progressive rates ranging from 25% to 35%. Starting in January 2022, these brackets will be annually adjusted to account for inflation, as per the consumer price index published by relevant governmental agency.
●	Under prior law, distribution of earnings attributable to fiscal year 2021 were subject to withholding tax at a 13% rate. The rate was tied to the prior income tax rate of 25%. The enacted Law 27,630 reduced the withholding tax rate on dividend distributions to non-residents from earnings obtained from the beginning of 2021 to 7%.

With respect to the El Gallo mine in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo mine was robbed in 2015. On December 17, 2019, the US State Department issued a Level 2 (“Increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime. On September 8, 2020, the US State Department issued a Level 3 (“Reconsider travel”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime and COVID-19. On April 20, 2021, the US State Department issued a Level 4 (“Do not travel”) warning with respect to six Mexican states, including Sinaloa State, due to violent crime and COVID-19. On January 5, 2023, the US State Department reiterated its caution against travel to Sinaloa State due to unrest resulting from the capture of Ovidio Guzmán López, a high-ranking member of the Sinaloa Cartel. These events may disrupt our ability to carry out exploration and mining activities and may affect the safety and security of our employees and contractors.

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

A portion of our operations and construction projects are currently conducted in whole or in part by contractors, including our operations at the Gold Bar mine, Fox Complex and Los Azules. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

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

As of December 31, 2022, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or may require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If the employees or contractors at the Gold Bar mine, Fox Complex, or San José mine were to engage in a strike, work stoppage, or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs, and lost revenue.

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

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.

Greater scrutiny on the private sector broadly and multi-national companies specifically, to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards and reporting initiatives focused on environmental stewardship, social performance and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations. These businesses are increasingly required to meaningfully engage with impacted stakeholders; understand and avoid or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for companies to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high socio-economic and environmental impacts. In response, we have developed and continues to evolve a system of ESG management that includes standards, guidance, assurance, participation in international organizations focused on improved performance and outcomes for host communities and the environment. Despite the Company’s commitment to on-going engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations and increased taxes and royalties payable to governments.

Risks Relating to Our Common Stock

A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.

As of March 13, 2023, Mr. McEwen beneficially owned approximately 17% of the 47.4 million shares of McEwen Mining common stock outstanding.  Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

Our stock price may be volatile, and as a result you could lose all or part of your investment.

In addition to other risk factors identified herein and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

●	Changes in the worldwide price for gold, silver and/or copper;
●	Disappointing results from our exploration or production efforts;
●	Producing at rates lower than targeted;
●	Political and regulatory risks;
●	Weather conditions, including unusually heavy rains, unusually light rains or drought;
●	Failure to meet our revenue, profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Disruption of supply and demand and other economic factors due to virus and other disease;
●	Actions by government central banks; and
●	General economic trends.

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

Failure of the Company to maintain compliance with the NYSE listing requirements could result in delisting of its common stock, which in turn could adversely affect its future financial condition and the market for its common stock.

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

This continues to adversely impact cash flows and liquidity and is expected to continue to have adverse consequences to us beyond 2022. Previously, due to slowed ramp up in production and sales in 2021, our liquidity and financial condition have been adversely affected and we are at an increased risk of not having sufficient cash flow to fund our operations as well as an increased risk of default under our debt agreement. Achieving and maintaining normal operating capacity is also dependent on the continued availability and logistical delivery of supplies, which remains out of our control. The long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the endemic characteristics, duration and spread of the outbreak and related advisories and restrictions, and the viability and success of the ongoing treatment development and worldwide vaccination roll-out.

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

We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to perform their jobs in a safe and respectful work environment.

We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. We are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We recognize that bullying, sexual harassment and harassment based on other protected categories, including race, have been prevalent in every industry, including the mining industry. Features of the mining industry, such as being a historically hierarchical and male-dominated culture, create risk factors for harmful workplace behavior. While we do not tolerate discrimination and harassment of any kind (including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others), our policies and processes may not prevent or detect all potential harmful workplace behaviors. If we fail to maintain a safe, respectful and inclusive work environment, it could impact our ability to retain talent and maintain a diverse workforce and damage our reputation. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our operations could be adversely affected. In addition to physical safety, protecting the psychological safety of our employees is necessary to maintaining a safe, respectful and inclusive work environment. If the Company fails to maintain a safe environment that is free of harassment, discrimination or bullying, it could adversely impact employee engagement, performance and productivity, result in potential legal claims and/or damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or adversely affect the Company’s market value.

We conduct operations in a number of foreign countries and are exposed to legal, political and social risks associated with those operations.

A significant portion of our revenue in 2022 was generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which we conduct our operations. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations or civic groups.

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

For example, during the first quarter of 2020, we performed a comprehensive analysis of the Gold Bar mine and the related long-lived assets and determined that indicators of impairment existed, and we ultimately concluded that the carrying value of the long-lived assets for the Gold Bar mine were impaired, and a non-cash impairment charge of $83.8 million was recorded during the first quarter of 2020. If there are further significant and sustained declines in relevant metal prices, or if we fail to control production and operating costs or realize the mineable ore reserves at our mining properties, we may terminate or suspend mining operations at one or more of our properties. These events could require a further write-down of the carrying value of our assets. Any such actions would adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We classify our mineral properties into reportable segments consistent with the manner in which they are grouped in Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting and subdivide them within each segment by their respective stage of development: “production properties”, “advanced-stage properties” and “exploration properties.” Advanced-stage properties consist of properties for which advanced studies and reports have been completed indicating the presence of economically mineable mineralized material or in some cases, proven and probable reserves, and for which we have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “production properties” or “advanced-stage properties” should not suggest that we have proven or probable reserves at those properties as defined by S-K 1300. Our current operating or advanced stage properties are the following: the Fox Complex in Ontario, Canada; the Gold Bar mine in Nevada, United States; the Fenix Project in Sinaloa, Mexico; the Los Azules copper project in San Juan, Argentina; and the San José mine in Santa Cruz, Argentina.

The following table summarizes our properties (other than the Gold Bar mine and the Elder Creek exploration property) in the State of Nevada, United States:

Project Name	County	Type of Interest	Acres	Hectares	Claimant or Owner	Agreement Status
Tonkin Springs	Eureka County	1390 Unpatented Claims	27708	11213	Held By Tonkin Springs LLC	Not currently under agreement.
Cornerstone	Eureka County	50 Unpatented Claims	1015	411	Held by Nevada Pacific Gold LLC	Not currently under agreement.
Patty JV	Eureka County	Total of 616 claims 311 claims contributed by McEwen Mining Nevada Inc. 257 claims contributed by NGM 48 Leased Claims	12644	5117	McEwen Mining Nevada Inc. Nevada Gold Mines Etchegaray, Smith, Damele et al	Joint Venture with Nevada Gold Mines (60% as Manager) Serabi Gold (10%) and McEwen Mining Nevada Inc. (30%)
New Pass	Churchill County	107 Unpatented Claims	2211	895	Held by McEwen Mining Nevada Inc.	Under a 50/50 JV with Bonaventure (Iconic)
South Midas (Squaw Creek)	Elko County	151 Unpatented Claims	3096	1253	Held by McEwen Mining Nevada Inc.	Under a 50/50 JV with Bonaventure (Iconic)
Slaven Canyon	Lander County	68 Unpatented Claims	1382	559	Held by WKGUS LLC	Currently in an Exploration Agreement with Option to Lease with Baker Hughes Oilfield Operations LLC, set to expire 5/7/2023
Keystone and O'Dair	Eureka County	2 Patented Claims	16.52	6.7	Owned by: 50% Nevada Pacific Gold (US), Inc. 50% Robert C. Withnell and Ralph S.Withnell	Not currently under agreement.

The following table summarizes our properties (other than the Fox Complex) in Canada in the Province of Ontario:

Property name	Municipality	Type of Interest	Acres / Hectares	Stage	Conditions	Ownership
Buffalo Ankerite	Timmins	11 Patented claims	432 / 175	Exploration	NPI agreement with Summit	Held by McEwen Mining via Lexam VG
Paymaster	Timmins	15 Patented claims	1730 / 700	Exploration	None	60% JV interest with Newmont (40%)
Black Fox North	Black River-Matheson	50 Unpatented claims	1608 / 651	Exploration	None	100% McEwen Mining

The location of our significant production, advanced-stage and exploration properties is shown below:

Mines and Projects

Fox Complex
Head Office
Gold Bar
Mine
El Gallo/Fenix
Project
Los Azules
Project
San José
Mine
McEWEN MINING
NYSE MUX TSX
Gold
Gold & Silver
Copper

SEGMENT: UNITED STATES

The following map depicts the location of our major properties in the United States segment, including the Gold Bar mine and exploration properties which are fully owned by us or subject to joint venture agreements. The Gold Bar mine is located in the southern Roberts Creek Mountains along the prolific Battle Mountain-Eureka-Cortez gold trend in central Nevada. Approximately 25 miles northwest of the Gold Bar property is the Cortez gold mine owned by Nevada Gold Mines (Barrick Gold Corporation and Newmont Corporation joint venture), and 25 miles southeast is the producing Ruby Hill mine:

Nevada, USA

Area Shown
McEwen Mining
NYSE MUX TSX
McEwen Mining Projects
JV Projects
Major Mines (Third Party)
Battle Mountain-Eureka-Cortez Trend
City / Town
Highway / Road
80
Nevada Gold Mines*
Lone Tree
Carlin
Elko
BMX Project
Nevada Gold Mines*
Phoenix Mine
Nevada Gold Mines*
Cortez Mine
Tonkin Project
Gold Bar Mine
Austin
Eureka
50
Ely
0
100 Miles
N

*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)

The following table summarizes the land position of our properties in Nevada as of December 31, 2022:

	Number of	Square
USA Mineral Property Interest	Claims	Miles
Gold Bar	3,016	97
Tonkin	1,390	45
Other Properties	994	32
Total United States Properties	5,400	174

Production Properties

Gold Bar mine, Nevada (100% owned)

For detailed information on the Gold Bar mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Gold Bar mine is an open pit, oxide gold mine with a processing facility, heap leach pad and gold recovery plant. The mine is located primarily on public lands managed by the Nevada Bureau of Land Management. We commenced construction in November 2017 following receipt of the signed Record of Decision from the U.S. Environmental Protection Agency. The Gold Bar mine achieved commercial production on May 23, 2019. Mining occurs at the Pick and Ridge pits, as well as the Gold Bar South pit, where we received permitting on in April 2022 and began mining in December 2022.

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

Geology and Mineralization

The mine is located in the Battle Mountain-Eureka mineral belt in a large window of lower-plate carbonate rocks surrounded by upper-plate rocks. The lower-plate carbonates consist of (from oldest to youngest) an east-dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, Devonian Devils Gate Limestone and siliceous Horse Canyon. Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation where it is adjacent to apparent feeder structures. The project is in an area with “Carlin-Type” sediment-hosted gold mineralization characteristics with typical associated alteration (decalcification, silicification).

At Ridge, extensive alteration (silicification) and gold mineralization occurs at surface and at depth proximal to three historical open pits. Drilling is ongoing to extend mineralization beyond the currently defined resource.

At Pick, strong alteration and gold mineralization is strata-bound in the Bartine member of the McColley Canyon Formation and controlled by high-angle north to northeast faults.  Mineralization is typically associated with strong decalcification of the host limestone and local pods of remobilized carbon.

At Gold Bar South, oxide gold mineralization is stratigraphically hosted in the lower Devonian Horse Canyon overlying the Devonian Devils Gate Limestone.  Mineralization occurs along the crest of a broad fold with higher-grade mineralization focused along the intersection of northwest and northeast faults. The alteration footprint significantly extends to the north and south of the deposit with future drilling planned to expand the current footprint.

Facilities and Infrastructure

Gold Bar mine construction began in November 2017 with key site facilities and infrastructure completed by the end of 2018. Commercial production was declared on May 23, 2019. The Gold Bar mine has well developed infrastructure including on-site power generation and transmission lines, water, natural gas and related supply utilities as well as buildings which support the operations and administration. The water supply for the Gold Bar mine and processing facilities comes from production wells located approximately two miles southeast from the site and powered by a diesel generator. The mining of the open pits, carried out by a contractor, progressed during 2022. Mineralized material from the mine is transported to the crusher and conveyor system with the crushed and agglomerated material transported to the heap leach pad via an overland conveyor.

The mineralized material is stacked onto the heap using a radial stacker and then leached with a diluted cyanide solution to extract the precious metal values. The gold is then recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

Exploration activities in 2022 included drilling 16,924 feet of core and reverse circulation (“RC”) drilling focused on targets around the Gold Bar mine, including near-mine extensions at Cabin North, Pick and potential extensions at the Atlas Pit. A concerted effort was placed on fieldwork and new target development in the Cabin South and Wall Fault Corridor areas. At Cabin South, we completed 12 shallow rotary air blast holes for a total of 990 feet, the results of which provided three intercepts in early 2023 that we are following up on with a phase one core drilling campaign. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. With multiple near-surface targets identified, we expect to continue similar drilling around the Gold Bar mine in 2023.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain-Eureka Trend in Eureka County, Nevada with approximately 45 square miles of claims. The Tonkin property consists of the Tonkin deposit and the previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bio-oxidation to treat refractory sulfide mineralized material. Due to cost escalation and recovery issues, the operation was shut down. The mine site is currently on care and maintenance, and we continue to advance the reclamation program. We also continue evaluation work with respect to the Tonkin deposit.

Other exploration properties

We hold other exploration stage properties throughout Nevada which are not considered material at this time.

SEGMENT: CANADA

The following map depicts the location of our major properties forming the Canada segment of our operations. The properties within the Canada segment are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. The segment consists of the Black Fox and Stock properties and various exploration and advanced stage properties (the “Fox Complex”), comprising 5,100 hectares of land packages intersecting nine miles of the Destor-Porcupine Fault, which is known as the ‘Golden Highway’. The Destor-Porcupine Fault has a total strike length of approximately 124 miles and hosts many of Ontario and Quebec’s prolific gold mines.

The Black Fox property includes the Black Fox mine and surrounding properties, including the advanced-stage Grey Fox property and Froome mine, the latter of which declared commercial production during the third quarter of 2021. The Stock property, the site of former Stock mine, is located approximately 17 miles from the Black Fox mine. The Stock property includes the Stock mill where mineralized material from the Froome mine is transported to and processed, and the Stock West advanced development project. In addition, the Canada segment includes other exploration properties such as Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster.

The location of the various properties is shown below:

Ontario, Canada

Area Shown
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Property
Agnico Eagle Taylor Mine
Black Fox
Davidson Tisdale
Timmins
101
Matheson
Froome
Grey Fox
Paymaster
Fuller
Newmont Porcupine Mines
Buffalo-Ankerite
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road
0
20 Miles
N

The following table summarizes the Canada land position of our company as of December 31, 2022:

	Number of	Number of	Square
Canada Mineral Property Interest	PINs (1)	Claims	Miles
Black Fox property	32	53	10
Stock property	25	108	10
Davidson-Tisdale	11	1	2
Fuller	4	—	1
Paymaster	15	—	1
Buffalo Ankerite	7	1	3
Total Canada Properties	94	163	27
(1)	Parcel Identification Number (“PIN”) is a unique number assigned to each automated parcel in the Ontario Land Registry.

Production Properties

Fox Complex, Canada (100% owned)

For detailed information on the Fox Complex production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We acquired the properties comprising the Fox Complex during 2017. These properties are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. Given the proximity to communities in a region with primary industries of mining and forestry, local supplies and services are easily available and can be delivered in a timely manner to our operations.

The Black Fox property includes the Froome mine, the Grey Fox deposit, as well as the Black Fox mine which is currently under care and maintenance. The Black Fox mine initially produced gold from 1997 to 2001, operated by Exall Resources Limited. Re-commissioned by Brigus Gold Corporation (“Brigus”), the mine restarted in early 2009. Primero Mining Corp. (“Primero”) acquired Brigus on March 5, 2014, and continued to operate the mine. We acquired the property on October 3, 2017 and continued commercial operations. During 2021, mining transitioned to the Froome mine where we have been operating since.

Our Stock property hosts the Stock mill and is the site of the former Stock mine previously operated until 2005 by St Andrews Goldfields. Exploration initiated by us in 2018 and continuing in 2022 has defined two mineralized zones at Stock East and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault.

The Fox Complex contains 118 parcels representing patents and leases and 163 unpatented mining claims totaling 27 square miles in mining rights, as well as 11 square miles in surface rights. All land parcels are located within the Beatty, Hislop, Stock, Bond, German, townships in the municipality of Black River-Matheson as well as within the Deloro, and Tisdale townships in the City of Timmins.

Location and Access

The Black Fox and Froome mines are located six miles east of Matheson, Ontario, and accessed directly from Highway 101 East. Matheson, in turn, is located approximately 45 miles east of Timmins, which has a commercial airport. Timmins is approximately 342 miles north of Toronto by air. The approximate coordinates of the Black Fox Mine are N48°32'2" and W80°20'2".

The Stock mill is located approximately 17 miles from the Black Fox and Froome mines. Mineralized material is trucked to the mill from the Froome mine and previously from the Black Fox mine before mining ceased. The approximate coordinates for the geographic center for the Stock property are N48°33'0" and W80°45'1".

Geology and Mineralization

All of our properties in the Timmins-Matheson region are located within the Archean aged, Abitibi greenstone belt. Gold mineralization at the Black Fox and Froome mines occurs in different geological environments within a complex system of structurally-prepared pathways (conduits) that host economic quantities of gold mineralization as: (1) free gold grains associated with shallow dipping quartz veins (aka ‘flats’) and stockworks within green carbonate and ankerite-altered ultramafic rocks; (2) gold associated with the development and distribution of pyrite, and (3) free gold carried within steeply dipping sigmoidal/sheared quartz veins.

Facilities and Infrastructure

The Black Fox property has well developed infrastructure including electricity, roads, water supply and high-speed internet access. There are seven fully serviced modular buildings supporting various functions of the underground mine, including a maintenance shop, warehouse, compressed air plant, backfill plant and water management facilities. Mineralized material from the Froome mine is transported to, and processed at, the Stock mill, which has a nominal processing capacity of 1,200 tonnes per day.

The primary water supply for the Black Fox property comes from an on-site fresh water well and water produced from dewatering activities. Current water supplies are adequate to sustain current and planned future operations.

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

Underground Mine Development

Froome mine, Canada (100% Owned)

The Froome mine, which is part of the overall Fox Complex, is accessed from two declines from the bottom of the Black Fox pit and is situated approximately one-half mile west of the Black Fox mine. The mineralized material from Froome is hauled approximately 20 miles to the Stock mill, where it is processed. Based on the PEA announced on January 26, 2022 and effective December 31, 2021, the life of mine of the Froome mine is expected to total four years. Low cost, bulk mining will be used to bridge gold production and provide cash flow while we continue to drill and assess potential additional resources at the Black Fox property, Grey Fox, Stock and Lexam projects for future development towards expanded production.

Development of the underground access to the Froome mine was completed during 2021 and commercial production was achieved in Q3 2021. The Froome mine offers several benefits compared to the Black Fox mine such as a straighter, more efficient haulage route and wider, more consistent mineralization that is amenable to lower cost bulk mining methods. We are targeting an average annualized production rate of 40,000 - 45,000 gold equivalent ounces (“GEO”) from Froome over its life of mine.

Advanced-Stage Properties

Stock West, Canada (100% owned)

The Stock West project is located approximately one mile west of the historic Stock mine shaft and 0.6 mile southwest of the Stock mill. The Stock property is easily accessible via an access road from Highway 101 located approximately one mile to the south. The approximate coordinates for the geographic center for the Stock property are N48°33'0" and W80°45'1".

The Stock property is the site of the former Stock mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Exploration activities (primarily diamond drilling and geophysical surveys) were initiated at the Stock property in early 2018, and continued at a steady pace throughout 2019. These efforts led to growth of mineralized material at Stock East, and the discovery of a new source of potentially economic bulk mineralization known as Stock West sitting approximately 0.5 miles west of the existing mine workings. We resumed exploration at Stock West in late August 2020. In early 2021 and continuing into 2022, a diamond drill program totaling 94 holes and 107,375 feet (2022) were initiated in close proximity to the former producing Stock Mine which was designed to identify zones of mineralization meant to enhance the PEA for the Fox Complex, including for Stock West.

Grey Fox, Canada (100% owned)

The Grey Fox project is located 2.2 miles southeast of Black Fox mine and adjacent to Agnico Eagle’s former Hislop mine. Access is either by paved or well maintained, two-way, dirt roads. The approximate coordinates of Grey Fox are N48°30'20.0” and W80°18'20.0”.

An internal feasibility-level study completed on the Grey Fox project in early 2015 by Primero, recommended further development of the deposit. Further advanced project work continued until 2016, when Primero ceased all non-essential expenditures.

In 2021, we undertook a substantial surface exploration program of 185 holes and nearly 255,000 feet of core drilling that focused on the Stock and Grey Fox properties in support of a planned preliminary economic assessment. This was published in January 2022 as both NI 43-101 (PEA) and S-K 1300 Technical Reports (Initial Assessment). Diamond drilling operations at Grey Fox continued in 2022 with the primary goal being to identify new lenses of mineralization at two of the select zones (Gibson and Whiskey Jack) present at this project.

Exploration Properties

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster, and Buffalo Ankerite. No exploration work was performed at these properties in 2022.

SEGMENT: MEXICO

The following map depicts the location of our property forming the Mexico segment, of which the El Gallo mine and the advanced-stage Fenix Project are described in the sections below:

Sinaloa, Mexico
Area
Shown
MCEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
City / Town
Highway / Road
Ciudad Obregon
Cobre Del Mayo
Piedras Verdes Mine
El Gallo / Fenix Project
Guamuchil
Culiacan
First Majestic
San Dimas Mine
La Paz
Durango
Mazatlan
0
100 Miles
N

The following table summarizes the Company’s land position in Mexico as of December 31, 2022:

Mexico Mineral Property Interest	Number of Claims	Square Miles
Fenix Project (including the El Gallo mine)	45	204
Other Mexico properties	1	2
Total Mexico Properties	46	206

Mexico Properties

El Gallo mine, Mexico (100% owned)

For detailed information on the El Gallo mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own 100% of the El Gallo mine, originally known as the Magistral mine. The El Gallo mine was an open pit gold mine and heap leach operation that we operated from September 2012 to June 2018, when we ceased active mining. Residual leaching production and ongoing closure and reclamation activities continued through 2022.

The El Gallo mine consists of 8 square miles of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes that are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to the El Gallo mine is currently in place.

Location and Access

The El Gallo mine and the surrounding properties are in northwestern Mexico in the western foothills of the Sierra Madre Occidental mountain range, within the State of Sinaloa in the Mocorito Municipality, approximately 60 miles by air northwest of Culiacan, the capital city of Sinaloa State. Access is by paved and well maintained, two-way dirt roads. The concession area is located approximately 20 miles by road from the village of Mocorito, approximately 30 miles from the town of Guamúchil. The approximate coordinates for the center of the district are longitude W107°51’ and latitude N25°38’.

Facilities and Infrastructure

The El Gallo mine has well-developed infrastructure including electricity, roads, water supply and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, a three-stage crushing plant, an adsorption-desorption-recovery (“ADR”) process plant with a sulfidation-acidification recovery (“SAR”) circuit added in the first quarter of 2018 and an administrative office. The laboratory is equipped to process all assay samples from the mine, core, chips and soil. The metallurgical lab is capable of determining cyanide leaching amenability and gold and silver recoveries of mineralized material amenable to cyanide leaching.

Advanced-Stage Properties

Fenix Project, Mexico (100% owned)

Overview and History

Two areas of interest located inside of our property are currently considered for the Fenix Project and are the basis of the resource estimate included in the feasibility study released on February 16, 2021.

The Fenix Project, which is currently under consideration but has not been approved for development, contemplates a two-phase development process. Phase 1 includes the reprocessing of material from the heap leach pad at the existing El Gallo mine, which we refer to as HLM. Phase 2 includes the processing of open pit silver mineralization from the nearby El Gallo Silver deposit, with our existing process plant.

The process plant is expected to use conventional and proven mineral processing and precious metals recovery technologies. Phase 1 is envisioned to have a throughput rate of 5,000 tonnes per day. During Phase 2, mineralized material from the El Gallo Silver deposit would be processed at a maximum of 3,250 tonnes per day. The difference in treatment rate is due to the finer grind sizes targeted, and the difference in grinding characteristics of the El Gallo Silver mineralized material.

Tailings produced during the operation would be stored in the mined-out Samaniego open pit at the El Gallo mine. As part of this process, tailings deposition would include a delivery system designed to maximize tailings consolidation and water recovery. Utilizing the in-pit tailings storage technology is expected to be cost effective and environmentally friendly as it would reduce the disturbance footprint and construction material, eliminate the construction of a tailings dam, recycle process water, and reduce closure obligations by removing the leach pad.

During 2019, we received an environmental permit approval for in-pit tailings storage in the Samaniego pit as well as approval for the process plant for Phase 1, which entails the construction of the Carbon-In-Leach (“CIL”) mill circuit. During 2022, we executed an agreement to purchase a secondhand gold processing plant and associated equipment for a purchase price of $2.8 million. This package includes substantially all of the major components required for Phase 1 of the Fenix Project, in addition to surplus equipment which can be sold or used at our other operations. This purchase is expected to materially reduce the estimated capital expenditure required in Phase 1 as contemplated by our feasibility study.

A decision to pursue the project remains under review.

Access and Location

The Fenix Project is located adjacent to the El Gallo mine and is similarly accessible.

Facilities and Infrastructure

In addition to the El Gallo mine infrastructure described above, which would support the Fenix Project if a positive production decision is made, we purchased a secondhand gold processing plant and associated equipment in September 2022, which includes substantially all of the major components contemplated in Phase 1 of our Fenix Project feasibility study. As of the end of 2022, this equipment was in the process of being mobilized from the Los Mochis port to the Fenix Project site.

SEGMENT: MCEWEN COPPER

Exploration Properties

Our McEwen Copper segment contains the Los Azules copper project in the province of San Juan, Argentina as well as the Elder Creek exploration property in the state of Nevada, United States.

The following map depicts the location of the Los Azules project. Los Azules is located in the Andean Copper Belt in Northern Argentina, which hosts many of the world’s largest copper deposits.

San Juan, Argentina

Area Shown
McEwen Mining
NYSE MUX TSX
McEwen Mining Project
Major Mines & Projects
City / Town
Lundin Mining Josemaria Project
Filo Mining Filo del Sol
San Juan Province Argentina
Los Azules Project
Sibanye-Stillwater / Aldebaran Altar Project
Glencore El Pachòn Project
Antofagasta Los Pelambres Mine
Chile
Argentina
Mendoza
0
50 Miles
N

The following table summarizes the land position related to the McEwen Copper segment as of December 31, 2022:

	Number of	Square
McEwen Copper Mineral Property Interest	Claims	Miles
Los Azules project	21	126
Elder Creek exploration property	573	18
Other Argentina properties	17	180
Total McEwen Copper Properties	611	324

Los Azules Copper Project, Argentina (100% owned by McEwen Copper)

Overview and History

The Los Azules copper project is an advanced-stage porphyry copper exploration project located in the cordilleran region in the province of San Juan, Argentina near the border with Chile. In 1994, Minera Andes acquired lands in the southern portion of the Los Azules area. Over the years, additional exploration was performed by Minera Andes and other companies who owned adjacent properties around Los Azules. We acquired Minera Andes in January 2012.

The environmental baseline monitoring work continued as well as other works, which were identified as necessary to develop a conforming Environmental Impact Assessment (“EIA”) submission. The environmental work included the geological mapping of the tailings dam design.

Location and Access

The project is located at approximately S31o13’30” and W70o13’50” and abuts the border of Chile and Argentina. The elevation at the site ranges between 11,500 feet to 14,750 feet above sea level (“ASL”). A new low altitude access road (max. 11,155 feet ASL) was completed in early 2022, which has only one high mountain pass, and successfully used to extend our drilling season to May 2022. We share part of the new access road with other mining projects, including El Pachón (Glencore) and Altar (Sibanye-Stillwater and Aldebaran Resources). We expect the road will be further upgraded and adapted for winter operating conditions. In addition, work is being done on the initial access road, extending road widths, improving berms and primarily working on the switchback both in the Totora as well as the Cabeza de Leon passes to allow the passage of semi-trailer transport. It is anticipated that these efforts will result in safer operations, reduced costs and logistics efficiencies, in addition to providing year-round access to support our current phase of work on Los Azules.

Geology and Mineralization

The deposit is located within a copper porphyry belt that hosts some of the world’s largest copper mines. The upper part of the system consists of a barren leached cap, which is underlain by a high-grade secondary enrichment blanket. Primary mineralization below the secondary enrichment zone has been intersected in drilling up to a depth of more than 3,700 feet below surface.

Exploration Activities

During Q4/22, we completed 28,920 feet of diamond and sonic drilling, comprised substantially of diamond drilling in an effort to upgrade our existing mineral resource categorization through increasing our drill hole density. Geotechnical drilling was also completed during Q4/22 to facilitate mine design. Step out exploration activities during Q4/22 were performed to test for potential extensions to our mineral resource both laterally and at depth, and as a result of our current findings, deep diamond drilling is planned for 2023. Drilling is being conducted by established and well-recognized drilling contractors employing the local workforce.

Our study teams continued to work on an updated PEA to include all drill information, assay information and metallurgical testing of core obtained during the 2017, 2018 and 2022 exploration seasons. Work on trade-off studies related to power supply and the potential for renewables, mining methods and processing options, an updated glacier study, and initial geotechnical field of work for the design of the tailing and waste storage facilities were continued during the quarter. Hydro-geological holes have commenced and complement the works on the assessments of historical information and the re-establishment of existing water monitoring locations.

Hyperspectral scanning of all available core has been completed for new and historic core. Data from this initiative will ensure a refined and improved geological and resource model. By the end of Q4/22, over 220,000 feet of current and historical drilling has been scanned and processed. Hyperspectral data is expected to be used for geotechnical, metallurgical and resource modelling.

A preliminary optimization study was completed in Q1/22 using existing information and was further refined during the remainder of the year. The study focused on the following objectives: value improvement, scale and capital requirement optimization, reduction in complexity, risk minimization and to enable fast trade-off analysis of environmentally friendly and regenerative solutions. Currently, we are developing a scenario for Los Azules as an open pit mine that initially processes leachable copper content in a heap leach, with a solvent extraction and electrowinning (“SX/EW”) facility to produce LME Grade A copper cathodes for export or consumption in Argentina. This scenario would greatly reduce capital expenditures as compared to using concentrator technology, and in addition, would be more environmentally friendly due to a lower carbon footprint. The project design makes use of renewable energy, reduces overall complexity while still conceived as a long-life asset with upside opportunity further enhancing the life of mine and financial attractiveness.

Metallurgical studies continue, utilizing international certified laboratories as well as additional confirmation work with the Institute of Mining Investigations, part of the engineering faculty of the University of San Juan and our partners from Nuton, the Rio Tinto venture specialized in heap leaching of copper ore. Initial results show promising recoveries and reduced acid consumption for the scenario described above.

The preparation of the Exploitation Environmental Impact Report (“EIR”), the basis for environmental permitting in Argentina, has been awarded to Knight Piesold and the drafting of the report is underway and on track for presentation to San Juan authorities by April 2023.

Facilities and Infrastructure

As described above, construction was completed on a new access road that, together with continued improvements to both access roads, will provide year-round access to the project. As part of our ongoing involvement with local communities and entrepreneurs, local contractors are being sourced for our road improvements.

Elder Creek property

On October 24, 2022, McEwen Copper signed an agreement whereby Kennecott Exploration Company (“KEX”), a subsidiary of Rio Tinto, for KEX to earn a 60% interest in the Elder Creek property by investing $18 million over up to seven years (the “Expenditure Commitment”). If and when the Expenditure Commitment is completed, KEX and McEwen Copper will form an unincorporated 60:40 joint venture.

SEGMENT: MINERA SANTA CRUZ (“MSC”), ARGENTINA

The following map depicts the location in the northwest corner of the Deseado Massif region of the San José mine land package, which forms the Minera Santa Cruz segment. The land package surrounds Newmont’s Cerro Negro property and the San José mine is located approximately 12 miles north of the Cerro Negro mine.

Santa Cruz, Argentina

Buenos Aires
Area Shown
McEWEN MINING
NYSE MUX TSX
MSC Mining Project
MSC Mining Property
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

Location and Access

The San José property is in the province of Santa Cruz, Argentina, lying approximately between latitude S46°41’ and S46°47’ and longitude W70°17’ and W70°00’. The mine is 1,087 miles south-southwest of the city of Buenos Aires and 217 miles southwest of the Atlantic port city of Comodoro Rivadavia. The principal access route to the San José property is a paved highway from Comodoro Rivadavia followed by a 20 mile two-lane dirt road to the mine. Comodoro Rivadavia has regularly scheduled air services to Buenos Aires. The nearest town is Perito Moreno, which is approximately 19 miles west of the San José property.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of March 13, 2023, there were 47,427,584 shares of our common stock outstanding, which were held by approximately 3,000 stockholders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262-0600. The transfer agent in Canada is Computershare Trust Company of Canada at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

Performance Graph

The above graph compares our cumulative total shareholder return for the five years ended December 31, 2022, with (i) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2017, in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2017	2018	2019	2020	2021	2022
McEwen Mining (MUX)	$100	$80	$56	$43	$39	$26
NYSE Arca Gold Bugs Index	100	84	126	156	135	119
NYSE Composite Index	100	89	109	113	134	119

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section of this Annual Report on Form 10-K generally discusses fiscal 2022 and 2021 items including our results of operations and financial condition, and year-to-year comparisons between 2022 and 2021 with a particular emphasis on 2022. In each case, we discuss factors that we believe have affected our operating results and financial condition and may do so in the future. For a discussion of our financial condition and results of operations for 2021 compared to 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022.

Regarding properties and projects that are not in production, we provide some details of our plan of operation. This section provides information up to the date of filing this report.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document. For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 and to our Balance Sheets as of December 31, 2022 and 2021 and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 70.

This discussion also includes references to advanced-stage properties, which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven or probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or will have proven or probable reserves at those properties as defined by S-K 1300. This section provides information up to the date of the filing of this report.

The information in this section should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended on December 31, 2022 and December 31, 2021 are abbreviated as Q4/22 and Q4/21, the reporting for the years ended December 31, 2022 and 2021 are abbreviated as the full year 2022 and the full year 2021 respectively. All financial quarterly and other interim results are unaudited.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a silver to gold ratio of 78:1 for Q1/22, 83:1 for Q2/22, 90:1 for Q3/22, and 85:1 for Q4/22. Beginning with Q2/19, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

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

In response to the need to protect our employees and our company, we formed our COVID-19 Task Team. The Task Team consists of management members from each operating site and office and has coordinated steps to prevent a wider spread of the virus, while exchanging information with associations, governments, and industry peers. We have implemented preventative measures to ensure a safe working environment for our employees and contractors and to prevent the spread of COVID-19 including facilitating access to vaccinations at our sites by coordinating with local health authorities and continue to maintain these systems and safety protocols through 2023.

2022 AND Q4/22 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2022 are summarized below and discussed further in the section entitled “Consolidated Performance”:

Corporate Developments

●	Mr. William (Bill) Shaver, P. Eng., who is currently serving on our Board of Directors, was appointed as Interim Chief Operating Officer of the Company on May 6, 2022.
●	Mr. Perry Ing, CA, CPA, CFA, who previously served as Chief Financial Officer of the Company from 2012 to 2015, was appointed as Interim Chief Financial Officer on May 6, 2022.
●	In June and August 2022, we raised $41.9 million through private placement offerings for McEwen Copper Inc. (“McEwen Copper”). Rio Tinto, through its copper leaching technology venture Nuton LLC (“Nuton”), now owns 9.7% of McEwen Copper, as a result of its investment of $25.0 million. Nuton, as our collaborative partner, is testing the Los Azules copper mineralization to see if it can accelerate and increase copper recoveries using its proprietary technologies.
●	In August 2022, we entered into a binding term sheet with Kennecott Exploration, a subsidiary of Rio Tinto, for an option to earn a 60% interest in the Elder Creek exploration project, by spending $18.0 million on exploration within seven years. On October 21, 2022, we signed the definitive Elder Creek option and joint venture agreement. Elder Creek is held by McEwen Copper and is located in Nevada.
●	Subsequent to December 31, 2022, we announced the closing of an ARS $30 billion investment by FCA Argentina S.A., a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction that closed on February 24, 2023. The transaction consisted of: 1. Private placement of 2,850,000 common shares, and 2. Purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. The proceeds of the private placement will be used to advance development of the Los Azules copper project in San Juan, Argentina, and for general corporate purposes. After the closing of the Transaction, McEwen Mining was separately compensated for the secondary sale by McEwen Copper in U.S. dollars. Subsequent to the transaction, the Stellantis companies and Nuton both hold approximately 14.2% of the outstanding shares of McEwen Copper, while McEwen Mining reduced its ownership to 51.9% of the outstanding shares.

Operational Highlights

●	Production improved during Q4/22 compared to prior quarters in 2022. We produced 37,279 GEOs in Q4/22, including 19,417 attributable GEOs from the San José mine(1), bringing our full year 2022 production to 133,300 GEOs, including 69,129 GEOs from the San José mine(1). We met revised production guidance at our Gold Bar and San José mines and our production was slightly below our revised guidance at the Fox Complex. Our 2022 production compares to 40,153 GEOs produced in Q4/21 and 154,391 GEOs produced in full year 2021.
●	Decrease in GEO’s sold during 2022 over 2021. We sold 36,724 GEOs in Q4/22, including 19,278 attributable GEOs from the San José mine(1), bringing our total sales in full year 2022 to 132,186 GEOs, including 68,360 attributable GEOs from the San José mine(1). This compares to 40,184 GEOs sold in Q4/21 and 153,415 GEOs sold in full year 2021.
●	Our Froome mine reached its 2022 mining tonnage target, stockpiling 120,000 tonnes of mineralized material at the end of 2022, ready for processing in 2023.
●	Change in pastefill methodology at Froome mine lowered cash costs. Our operations optimized backfill and used waste rock for pastefill underground, reducing mining costs in 2022.
●	Safety record improved at Fox Complex. We lowered our total recordable injury frequency rate (“TRIFR”) to 1 during 2022, below industry standard of 4.

●	At our Gold Bar mine, we addressed challenges related to carbonaceous ore impacting production during 2022. New deposits were identified, including Gold Bar South (“GBS”) which does not contain carbonaceous ore. In addition, GBS has a much lower waste stripping ratio, oxide mineralization with no carbonaceous material, and a higher average gold grade compared to currently mined areas at the Gold Bar mine. Our 2023 mine production is expected to be primarily from GBS. Additionally, we successfully transitioned to a new mining contractor within Q4/22 which is expected to drive improved production efficiencies in 2023.
●	Our Gold Bar mine reached a record safety milestone, operating for over 1,000 days without a lost-time incident.
●	Operations at the San José mine remained consistent. Despite a slow start to 2022 due to COVID-19 impacts and mill availability, we met revised production guidance at the San José mine.

Financial Highlights

●	We reported cash, cash equivalents and restricted cash of $43.6 million as at December 31, 2022, of which $36.8 million is to be used toward McEwen Copper for the advancement of the Los Azules Copper project.
●	On March 2, 2022, the Company closed the private placement offering of 1,450,000 flow-through common shares priced at $10.40 for gross proceeds of $15.1 million.
●	We reported gross loss of $0.5 million and cash gross profit(2) of $19.2 million for full year 2022 compared with gross loss of $6.5 million and cash gross profit(2) of $17.3 million for full year 2021.
●	We reported a net loss of $81.1 million, or $1.71 per diluted share for full year 2022 compared with net loss of $56.7 million, or $1.25 per diluted share for full year 2021.

Exploration and Mineral Resources and Reserves

●	Our exploration and advanced projects spend of $81.7 million in 2022 focused on advancing the Los Azules Copper Project in Argentina and expanding the resource base at the Stock West deposit within the Fox Complex and at the Gold Bar mine.
●	At Los Azules, our drill program focused on increasing drill hole density to upgrade our copper mineral resource classification to measured and indicated and to better understand the payback pit design; providing metallurgical, hydrological and geotechnical data to support mine design; and testing potential extensions of the copper resource to the north, south and at depth. We ended the 2022 year with 6 drill rigs on site, adding 3 more in early 2023. We continue to work on updating our PEA for the Los Azules project and expect to publish results in early Q2/23.
●	On January 26, 2022, we announced a PEA for the Fox Complex effective December 31, 2021. The PEA estimates positive economics for an expansion project, where subsequent to the depletion of Froome mine, production could continue for another 9 years at an average production of 80,800 oz gold per year. Overall, the PEA estimates an IRR of 21% at a gold price of $1,650/oz, at average cash costs and AISC of $769/oz and $1,246/oz, respectively.
●	During 2022, we concentrated on resource delineation and exploration expansion at both our Stock and Grey Fox properties, drilling a total of 181,145 feet at the Fox Complex. At our Stock property, the principal aim of the diamond drilling during 2022 was to enhance our PEA by identifying additional resources in proximity to the proposed ramp to Stock West.
●	During 2022, exploration activities at the Gold Bar mine were primarily focused on field activities and target development with RC and core drilling at the Cabin North Pit, Atlas Pit, and Pick Pit for an aggregate of 16,924 feet. We also continued exploration activities on our Cabin South deposit, trenching approximately 3,550 feet and drilling 12 rotary air blast holes totaling 990 feet.

(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 70.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of our company for the three months ended December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020:

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$28,240	$34,966	$110,417	$136,541	$104,789
Production costs applicable to sales	$(20,321)	$(33,742)	$(91,260)	$(119,223)	$(108,827)
Loss before income and mining taxes	$(34,937)	$(24,465)	$(80,288)	$(64,199)	$(153,715)
Net loss	$(37,364)	$(20,856)	$(81,076)	$(56,712)	$(152,325)
Net loss per share	$(0.79)	$(0.46)	$(1.71)	$(1.25)	$(3.78)
Cash used in operating activities	$(8,057)	$(1,147)	$(58,609)	$(20,223)	$(27,873)
Cash additions to mineral property interests and plant and equipment	$(7,047)	$(6,405)	$(24,187)	$(34,888)	$(13,373)
(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

	(in thousands, except per ounce)
Produced - gold equivalent ounces(1)	37.3	40.2	133.3	154.4	114.8
100% owned operations	17.9	20.0	64.2	77.6	60.3
San José mine (49% attributable)	19.4	20.2	69.1	76.8	54.5
Sold - gold equivalent ounces(1)	36.7	40.2	132.2	153.4	115.6
100% owned operations	17.4	19.9	63.8	77.3	60.7
San José mine (49% attributable)	19.3	20.3	68.4	76.1	54.9
Average realized price ($/GEO)(2)(3)	$1,674	$1,806	$1,788	$1,803	$1,771
P.M. Fix Gold ($/oz)(4)	$1,726	$1,795	$1,800	$1,799	$1,735
Cash cost per ounce ($/GEO):(2)
100% owned operations	$1,112	$1,601	$1,276	$1,453	$1,772
San José mine (49% attributable)	$1,321	$1,708	$1,306	$1,262	$1,233
AISC per ounce ($/GEO):(2)
100% owned operations	$1,509	$1,940	$1,688	$1,635	$2,077
San José mine (49% attributable)	$1,701	$2,043	$1,714	$1,603	$1,514
Cash gross profit (loss) (2)	$7,919	$1,224	$19,157	$17,318	(4,038)
Gross profit (loss)	$(288)	$(5,898)	$(544)	$(6,481)	(26,948)
Silver : Gold ratio(1)	85 : 1	77 : 1	84 : 1	72 : 1	86 : 1
(1)	Silver production is presented as a gold equivalent; the silver to gold ratio used is 84:1 for 2022 and 72:1 for 2021 and 86:1 for 2020; 85:1 for Q4/22 and 77:1 for Q4/21.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 70.
(3)	On sales from 100% owned operations only, excluding streaming arrangement.
(4)	Average for the quarter or year as presented.

CONSOLIDATED PERFORMANCE

For the year ended December 31, 2022, we reported a net loss of $81.1 million (or $1.71 per share) compared to a net loss of $56.7 million (or $1.25 per share) for the year ended December 31, 2021. The current net loss includes $81.7 million of expenditures on exploration activities and advanced projects, of which $61.1 million was related to expenditures for the Los Azules project and $14.9 million on the continued exploration at our Canadian, US and Mexico operating sites. In addition, our revenues decreased by $26.1 million, driven by a 13.8% decrease in GEOs sold and a slightly lower average realized price compared to 2021. Partially offsetting these impacts were a $27.8 million decrease in our cost of sales as we improved our operating margins, and a $12.8 million improvement in the operating results of our attributable interest in MSC.

Cash gross profit of $19.2 million for 2022 increased by $1.9 million compared to a cash gross profit of $17.3 million in

2021, driven by our improved operating margin despite decreases in production and revenue. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, which we consider to be the nearest GAAP measure.

Production from our 100% owned mines of 64,171 GEOs in full year 2022 decreased by 13,381 GEOs as compared to full year 2021. We had 39% lower production at our Gold Bar mine due to the impacts of carbonaceous ore and the transition to a new mining contractor, as well as lower residual leach production from the El Gallo mine as it ramps down. Production at the Fox Complex improved by 22% year over year, partially offsetting these decreases.

Our share of the San José mine production of 69,129 GEO in 2022 was 7,709 lower than in 2021. This decrease was attributable to lower processed tonnes due to COVID-19 impacts and mill availability issues in early 2022.

CONSOLIDATED FINANCIAL REVIEW

Year ended December 31, 2022, compared to 2021

Revenue from gold and silver sales in full year 2022 of $110.4 million decreased by 19% compared to full year 2021. This decrease was driven by lower sales of 13,478 GEOs from our 100% owned mines in 2022 compared to 2021 as well as a slightly lower average realized price of $1,788 per GEO or a $15 per GEO decrease compared to 2021. The decrease in GEOs sold for the full year 2022 consists of an increase of 6,377 GEOs sold from the Black Fox mine, a decrease of 17,043 GEOs sold from the Gold Bar mine, and a decrease of 2,812 GEOs sold from the El Gallo mine.

Production costs applicable to sales in full year 2022 decreased by 23% to $91.3 million compared to full year 2021. The decrease was partially due to lower sales, as well as improved operational efficiencies resulting in margin improvements at both our Gold Bar and Froome mines.

Advanced projects of $66.7 million in full year 2022 increased by $54.3 million compared to full year 2021. We spent $61.2 million at our Los Azules project in Argentina, continuing to advance our project to feasibility. Expenditures included in advanced projects also related to the construction of the Gold Bar South haul road in Nevada.

Exploration costs of $15.0 million in full year 2022 decreased by $7.6 million compared to full year 2021. Exploration activities decreased in 2022, as we limited our spending to funding received from our flow-through share issuances closed in December 2020 and March 2022. Flow-through funds are being used to expand high potential target areas at our Fox Complex and exploration activities are expected to continue through the end of 2023.

General and administrative of $11.9 million in full year 2022 increased slightly by $0.5 million compared to full year 2021, due to higher insurance premiums, corporate fees and other employee costs.

Gain from investment in MSC of $2.8 million in full year 2022 represents a $10.3 million improvement from the $7.5 million loss recognized in 2021. The gain from investment in MSC includes the amortization of fair value increments arising from the initial purchase price allocation and its related income tax recovery. This is discussed further in Note 9 to the Consolidated Financial Statements.

Revision of estimates and accretion of reclamation and remediation obligations of $3.3 million in full year 2022, decreased by $0.2 million from full year 2021. This year over year decrease was driven by cost estimate updates for our properties in Nevada. This is discussed further in Note 12 to the Consolidated Financial Statements.

Other income was $22.9 million for 2022 compared to $6.3 million for 2021. Other income in 2022 includes realized gains from our Blue Chip Swap transactions. This is discussed further in Notes 4 and 5 to the Consolidated Financial Statements.

Income and mining tax expense of $5.8 million for 2022 increased by $13.1 million from the $7.3 million recovery recognized in 2021. The increase in tax expense was primarily due to the taxable gains in Argentine entities partly offset by flow-through share premium amortization and by a change in the valuation allowance mainly caused by the fluctuating Argentine and Mexican pesos against the U.S. dollar, causing fluctuations to the Company’s deferred tax liabilities denominated in the respective foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as at December 31, 2022 of $43.6 million decreased by $17.1 million from $60.6 million as at December 31, 2021. The decrease in cash and cash equivalents for the year ended December 31, 2022 was primarily driven by our increased exploration and advanced project expenditures of $29.1 million as well as additions to our mineral property, plant, and equipment of $8.1 million, which were partially offset by forward gold sales and an increase in liabilities, as well as our equity and debt financings in 2022.

Cash used in investing activities of $23.9 million in 2022 decreased slightly from $24.6 million from 2021. Our additions to mineral property interests, plant and equipment were lower by $10.7 million due to lower capital development required at the Froome mine. This was largely offset by a decrease of $9.5 million in dividends received from MSC during 2022 as a result of commodity price and production impacts at MSC.

Cash provided by financing activities provided $65.5 million in 2022 compared to $81.0 million in 2021. Cash provided by financing activities were derived from three primary sources during 2022: private placements related to McEwen Copper to support the continued development of Los Azules; a flow-through share sale; and a loan received from Evanachan Limited, a related party.

We closed two tranches of our private placement offering for McEwen Copper during June and August 2022, receiving gross proceeds of $41.9 million and net proceeds of $41.3 million. The proceeds received from the private placements will be used to advance the Los Azules project in Argentina.

In March 2022, the Company closed a private placement totaling $14.4 million (gross proceeds of $15.5 million) from the issuance of Canadian Development Expenditures (“CDE”) flow-through shares. We are required to spend the flow-through share proceeds on CDE flow-through eligible expenditures as defined by subsection 66.2(5) of the Income Tax Act (Canada). For more details on our flow-through share financing, refer to Note 13 to the Consolidated Financial Statements, Shareholders’ Equity.

In addition, during March 2022, the Company issued into a $15 million Promissory Note to Evanachan Limited maturing on September 30, 2025. The Promissory Note bears interest of 8% payable monthly in arrears and can be repaid by the Company at any time without penalty. The proceeds of the Promissory Note were used for working capital purposes.

Working capital as at December 31, 2022 of ($2.5) million decreased by $35.2 million over 2022. The change in working capital is primarily attributable to the decrease in cash and cash equivalents as discussed above, an increase in our current debt payable of $10.0 million and current contract liabilities of $6.2 million.

Subsequent to December 31, 2022, the Company and its subsidiary McEwen Copper completed two transactions that substantially improved the working capital position of each entity and entered into two binding letters of intent (“LOIs”) that, if completed, would further enhance each entities’ liquidity and capital position.

On February 23, 2023, the Company and McEwen Copper announced the closing of an ARS $30.0 billion investment by FCA Argentina S.A., a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction that closed on February 23, 2023. The transaction consisted of: 1. Private placement of 2,850,000 common shares, and 2. Purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. The proceeds of the private placement will be used to advance development of the Los Azules copper project in San Juan, Argentina, and for general corporate purposes.

Also on March 9, 2023, McEwen Copper and Nuton LLC, a current shareholder of McEwen Copper and subsidiary of Rio Tinto (“Nuton”), consummated the agreement pursuant to which Nuton exercised its preemptive rights under an existing shareholder agreement and agreed to purchase 350,000 shares of McEwen Copper common stock directly from McEwen Copper for aggregate proceeds of $6.6 million. On the same date, Nuton and the Company consummated the agreement pursuant to which Nuton purchased 1,250,000 shares of McEwen Copper common stock from the Company through its subsidiary for an aggregate purchase price of $23.4 million.

Upon consummation of each of the Nuton transactions discussed above, the Company owns 51.9% of McEwen Copper common stock on a fully diluted basis, and each of Nuton and Stellantis own 14.2%.

Funds received by McEwen Copper are expected to be used to advance the Los Azules project, while funds received by the Company are expected to be used to repay third-party debt as well as for general corporate purposes. The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar mine

The following table sets out operating results for the Gold Bar mine for the three months ended December 31,2022 and 2021 and year ended December 31, 2022, compared to 2021 and 2020:

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	87	511	1,382	2,227	1,072
Average grade (g/t Au)	0.49	0.39	0.65	0.63	0.72
Processed mineralized material (t)	140	529	1,336	2,296	1,164
Average grade (g/t Au)	0.64	0.41	0.67	0.64	0.69
Gold ounces:
Produced	7.9	10.0	26.6	43.9	27.9
Sold	8.0	10.1	26.8	43.9	27.8
Silver ounces:
Produced	0.1	0.1	0.7	1.1	0.7
Sold	—	—	0.6	—	0.6
Gold equivalent ounces:
Produced	8.0	10.0	26.6	43.9	27.9
Sold	8.0	10.1	26.8	43.9	27.8
Revenue from gold and silver sales	$13,592	$18,286	$47,926	$79,205	$48,884
Cash costs(1)	$8,666	$20,615	$43,500	$73,991	$58,465
Cash cost per ounce ($/GEO)(1)	$1,083	$2,038	$1,622	$1,687	$2,106
All‑in sustaining costs(1)	$11,156	$21,286	$53,328	$76,870	$68,272
AISC per ounce ($/GEO)(1)	$1,395	$2,104	$1,989	$1,753	$2,459
Silver : gold ratio	85 : 1	77 : 1	84 : 1	72 : 1	86 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 70 for additional information.

2022 compared to 2021

The Gold Bar mine produced 7,943 and 26,619 GEOs in Q4/22 and the full year 2022, respectively. This represents a 20% and 39% decrease from the 9,965 and 43,849 GEOs produced in Q4/21 and the full year 2021, respectively. The decrease was primarily driven by lower tonnes mined and processed, due to the presence of carbonaceous ore mined in Q2/22 and Q3/22 which was classified as waste. During Q4/22, mining activities also slowed during a transition period while we mobilized a new mining contractor.

Revenue from gold and silver sales was $13.6 million in Q4/22 compared to $18.3 million in Q4/21. The decrease in revenue was due to a decrease in GEOs sold during Q4/22 together with a lower average realized gold price ($1,642 per GEO in Q4/22 compared with $1,806 per GEO in Q4/21). Revenue from gold and silver sales was $47.9 million for the full year 2022 compared to $79.2 million for the full year 2021, with the decrease driven by both lower volumes sold and lower gold prices.

Production costs applicable to sales were $8.7 million in Q4/22 compared to $20.6 million in Q4/21. The decrease is due to lower sales as described above, in addition to lower costs realized while awaiting the mobilization of a new mining contractor at the end of Q4/22. Production costs applicable to sales were $43.5 million for full year 2022, compared to $74.0 million for the full year 2021. A higher proportion of operational costs were in respect of development capital during 2022 in respect of managing carbonaceous ore.

Cash cost and AISC per GEO sold were $1,083 and $1,395 in Q4/22 respectively compared to $2,038 and $2,104 in Q4/21 respectively. The decrease in cash cost per ounce was lower due to reduced contract mining costs coupled with lower ounces sold. AISC was lower as a result of lower production costs and lower sustaining exploration costs.

Cash cost and AISC per GEO sold were $1,622 and $1,989 for full year 2022 respectively compared to $1,687 and $1,753 for full year 2021 respectively. The year-over-year decrease in cash costs was primarily a result of reduced contract mining costs. AISC for full year 2022 was higher due to higher capital spend such as reclamation activity, capital exploration, plant and equipment, and securing environmental credits for the Gold Bar South project.

Exploration Activities – Nevada

In Q4/22 activities were focused on the Cabin South deposit, where we trenched approximately 3,550 feet and drilled 12 shallow RAB drill holes for a total of 990 feet. Positive results on three of these holes were received in early 2023 and we are planning a phase one drill program to expand on interesting intercepts. This compares with Q4/21 core drilling of 3,684 ft at the Cabin North and Pick Pits.

For 2022, exploration activities were primarily focused on field activities and target development with RC and core drilling at the Cabin North Pit, Atlas Pit, and Pick Pit for an aggregate of 16,924 feet. This compares to 2021 RC and core drilling of 27,698 feet at the Pick Pit, Atlas Pit, North Ridge deposit, and Tonkin property.

Aggressive drill programs are planned in 2023 at numerous exploration targets with the primary focus on oxide targets within the existing Gold Bar Mine Plan of Operations (“MPO”). Additional targets within and outside of the MPO will be tested to determine the potential for large, high-grade mineralized zones.

Canada Segment

The Canada segment is comprised of the Fox Complex properties, which includes the Black Fox mine, currently on care and maintenance; our currently operating Froome underground mine; the Grey Fox and Stock West advanced-stage projects; the Stock mill; and a number of exploration properties located near the city of Timmins, Ontario, Canada.

Fox Complex

On January 26, 2022, we announced the results of our PEA on the Fox Complex, effective December 31, 2021. The PEA estimates positive economics for our expansion project at the Fox Complex, where after depletion of Froome, production could continue for another 9 years, at an average production of 80,800 gold ounces per year. Overall, we predict an IRR of 21% at a gold price of $1,650/oz, at average cash costs and AISC of $769/oz and $1,246/oz, respectively. We continue to review opportunities to shorten the payback period of the Fox Complex.

The following table sets out operating results for the Fox Complex mines for the three months ended December 31, 2022 and 2021, and the years ended December 31, 2022, 2021, and 2020:

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	95	122	419	307	200
Average grade (g/t Au)	3.33	3.05	3.49	3.38	3.51
Processed mineralized material (t)	88	92	345	303	235
Average grade (g/t Au)	3.74	3.41	3.77	3.24	3.19
Gold equivalent ounces:
Produced	9.9	9.5	36.7	30.0	24.4
Sold	9.4	9.2	36.1	29.7	24.8
Revenue from gold and silver sales	$14,648	$15,738	$60,848	$50,704	$41,452
Cash costs(1)	$10,742	$10,339	$36,845	$32,961	$34,639
Cash cost per ounce ($/GEO)(1)	$1,137	$1,122	$1,020	$1,108	$1,397
All‑in sustaining costs(1)	$15,169	$16,221	$52,912	$43,457	$40,904
AISC per ounce ($/GEO)(1)	$1,606	$1,760	$1,465	$1,461	$1,650
Silver : gold ratio	85 : 1	77 : 1	84 : 1	72 : 1	86 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 70 for additional information.

2022 compared to 2021

The Froome mine produced 9,869 and 36,652 GEOs in Q4/22 and full year 2022, respectively. This represents a 4% change and a 22% increase from the 9,458 and 30,016 GEOs produced in Q4/21 and full year 2021, respectively. We wound down production from the Black Fox mine during 2021 and began production from the Froome mine in Q4/21, which improved the Fox Complex production profile for 2022.

Revenue from gold and silver sales was $14.6 million in Q4/22 compared to $15.7 million in Q4/21. The decrease was primarily due to a lower average realized gold price per ounce ($1,674/oz gold in Q4/22 compared with $1,806/oz gold in Q4/21). Revenue from gold and silver sales was $60.8 million for full year 2022 compared to $50.7 million for full year 2021, driven by higher ounces sold and slightly offset by lower realized prices.

Production costs applicable to sales were $10.7 million and $37.0 million in Q4/22 and full year 2022, respectively, compared to $10.3 million and $33.0 million in Q4/21 and full year 2021, respectively. Production costs in Q4/22 were consistent with Q4/21. During 2022, we processed 14% more tonnes at lower cost as a result of productivity improvements compared with 2021.

Cash cost and AISC per GEO sold were $1,137 and $1,606 in Q4/22, respectively, compared to $1,122 and $1,760 in Q4/21, respectively. Cash cost per GEO sold in Q4/22 was consistent with Q4/21. The decrease in AISC per GEO sold in Q4/22 was primarily due to lower capitalized underground development associated with the mine plan.

For full year 2022, cash cost and AISC per GEO sold were $1,020 and $1,465, respectively compared to $1,108 and $1,461 for full year 2021. The decrease in cash cost per GEO sold was driven by mining and milling efficiency gains in 2022. AISC was similar year over year.

Exploration Activities

During 2022, we concentrated on resource delineation and exploration expansion at both our Stock and Grey Fox properties. The principle aim of the diamond drilling was to enhance the initial PEA for Stock West by identifying additional resources in proximity to the proposed ramp to Stock West. As a result of our exploration results, longer term exploration targets were identified at Stock.

During Q4/22, we incurred $3.3 million in exploration expenses at Stock West and Grey Fox, which included 43,232 feet of diamond drilling over 28 holes (25 at the Stock property and 3 at Grey Fox) using 5 surface drill rigs. During full year 2022, we incurred $11.4 million in exploration expenses, completing 181,148 feet of drilling over 139 holes (125 holes at the Stock property and 14 at Grey Fox). We also completed scanning of diamond drill core using a hyperspectral scanning device; a total of 39,370 feet of core was scanned during Q4/22 for both the Stock and Grey Fox properties. All expenditures were considered flow-through expenditures.

Encouraging intercepts were drilled at the Fox Complex during Q4/22 including SM22-110, which returned an intercept of 6.5 g/t gold over 34.4 feet true width and is located just southwest of the proposed ramp system to Stock West, and S22-255W1, which returned 4 g/t gold over 32.8 feet true width and is located approximately 200 feet down plunge of the current Stock West resource. Drilling at Grey Fox successfully identified at least 4 new C-1 oriented vein systems at the Gibson zone. We are optimistic that these vein systems will continue in the southwest direction towards the historic Goldpost ramp which opens nearly 1,640 feet of generally untested ground for additional drilling.

Mexico Segment

The Mexico segment includes the El Gallo mine and the related advanced-stage Fenix Project, both located in Sinaloa state.

El Gallo mine

Activities at the El Gallo mine in 2022 were limited to residual leaching as part of closure and reclamation plans.

The following table summarizes certain operating results at the El Gallo mine for the three months ended December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020:

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

Operating Results	(in thousands, unless otherwise indicated)
Gold ounces:
Produced	—	0.5	0.8	3.5	8.0
Sold	—	0.5	0.9	3.6	8.1
Silver ounces:
Produced	—	2.0	0.6	7.0	4.9
Sold	—	1.9	0.9	7.8	5.0
Gold equivalent ounces:
Produced	—	0.5	0.9	3.6	8.1
Sold	—	0.5	0.9	3.7	8.1
Revenue from gold and silver sales	$—	$942	$1,643	$6,632	$14,453
Silver : gold ratio	85 : 1	77 : 1	84 : 1	72 : 1	86 : 1

Cash costs and All-in-sustaining costs

The residual leaching activities of the El Gallo mine ceased in Q3/22, and remaining costs are recognized as general and administrative expenses.

2022 compared to 2021

Production and revenue decreased in Q4/22 and full year 2022 compared to Q4/21 and full year 2021, as we ceased our residual heap leach operation.

Advanced-Stage Properties – Fenix Project

We announced on December 31, 2020 the results of a feasibility study for the development of our 100%-owned Fenix Project, which includes HLM at the El Gallo mine and the El Gallo Silver deposit.

The study envisions a 9.5-year mine life with an after-tax IRR of 28% at a commodity price of using $1,500/oz gold and $17/oz silver, with an estimated initial capital expenditure of $41.6 million for Phase 1 and $24 million for Phase 2. The project implementation is envisioned in two distinct phases: Phase 1 (years 1 to 6) - gold production from heap leach reprocessing, and Phase 2 (years 7 to 10) - silver production from open pit mining. The Fenix Project feasibility study was published on February 16, 2021 and is available on our website and SEDAR (www.sedar.com).

Key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

An agreement to purchase a second-hand gold processing plant and associated equipment was executed in September 2022 for a purchase price of $2.8 million. This package includes substantially all the major components required for Phase 1 of the anticipated Fenix Project as well as surplus items that can be sold or used at our other operations. This equipment purchase materially reduces the Phase 1 capital investment required which, for the process plant, was $25.3 million out of the $41.6 million total estimate in our Fenix Project feasibility study.

Multiple strategic alternatives continue to be evaluated for the project including financing options, lower capital costs, potential base metal evaluation and the possible divestiture of our Mexican business unit. No development decision has been made on the Fenix Project as we evaluate these alternatives.

MSC Segment, Argentina

The MSC segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020 (on a 100% basis):

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	150	144	555	532	400
Average grade mined (g/t)
Gold	5.0	5.7	5.0	5.4	5.7
Silver	320	358	345	353	389
Processed mineralized material (t)	153	143	507	539	401
Average grade processed (g/t)
Gold	5.4	5.8	5.6	5.5	5.6
Silver	332	346	369	344	357
Average recovery (%):
Gold	86.3	86.9	87.0	88.1	89.4
Silver	87.8	87.3	88.0	88.0	89.1
Gold ounces:
Produced	22.8	23.1	78.8	83.6	65.0
Sold	22.5	22.7	77.2	81.8	65.3
Silver ounces:
Produced	1,430	1,393	5,292	5,250	4,108
Sold	1,435	1,392	5,303	5,229	4,172
Gold equivalent ounces:
Produced	39.6	41.2	141.1	156.8	111.2
Sold	39.3	41.5	139.5	155.3	112.1
Revenue from gold and silver sales	$77,890	$76,065	$254,698	$271,863	$219,020
Average realized price:
Gold ($/Au oz)	$1,988	$1,869	$1,826	$1,760	$1,842
Silver ($/Ag oz)	$23.16	$24.12	$21.45	$24.45	$23.67
Cash costs(1)	$51,963	$70,866	$182,195	$196,032	$138,182
Cash cost per ounce ($/GEO)(1)	$1,321	$1,708	$1,306	$1,262	$1,233
All‑in sustaining costs(1)	$66,939	$84,761	$239,146	$249,018	$169,715
AISC per ounce ($/GEO)(1)	$1,701	$2,043	$1,714	$1,603	$1,514
Silver : gold ratio	85 : 1	77 : 1	84 : 1	72 : 1	89 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 70 for additional information.

The comparative analysis below compares the operating and financial results of MSC on a 100% basis.

2022 compared to 2021

GEOs produced decreased by 4% in Q4/22 compared to Q4/21, driven by lower gold and silver grades processed as well as lower recoveries. GEOs produced decreased by 10% in full year 2022, compared to full year 2021 primarily as a result of a 6% decrease in processed mineralized material and a 1% decrease in gold recovery. As previously discussed, production at the San José mine was impacted in early 2022 due to COVID-19 impacts and mill availability.

Revenue from gold and silver sales increased by 2% in Q4/22 compared to Q4/21 as a result of provisional sales adjustments on concentrate sales contributing to an increased average realized gold price per ounce over the comparative period. Revenue decreased by 6% in full year 2022 compared to full year 2021, driven by lower GEOs sold in full year 2022 compared to full year 2021.

Cash costs per GEO in Q4/22 decreased by 23% compared to Q4/21, driven by $18.9 million lower production costs applicable to sales as a result of costs related to COVID-19 impacts in 2021. Cash costs per GEO in full year 2022 increased by 3% compared to full year 2021 as a result of lower GEOs sold as described above, and partially offset by $13.8 million lower production costs.

AISC per GEO in Q4/22 decreased by 17% compared to Q4/21. AISC per GEO for full year 2022 increased by 7% compared to full year 2021. Changes in AISC per GEO resulted largely from the same issues described in changes in cash costs per GEO, discussed above.

Investment in MSC

We recognized a gain of $5.3 million in full year 2022 attributable to our 49% share of operations from our investment in MSC, compared to a loss of $7.5 million recognized in full year 2021. MSC recognized higher net income in full year 2022 compared to full year 2021 primarily driven by a decrease in year over year current and deferred tax expenses.

MSC Dividend Distribution (49%)

We received $0.3 million in dividends from MSC for full year 2022, compared to $9.8 million received during 2021. The decrease in 2022 was predominately related to a significant decrease in metal prices compared to 2021.  Additionally, the operation was impacted by COVID-19 and mill availability in Q1 2022 which have since been resolved.

McEwen Copper Inc.

We own a 68.1% interest in McEwen Copper Inc. (“McEwen Copper”), which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA.

On August 23, 2021, McEwen Copper successfully closed the first tranche of the proposed $81.9 million private placement (the “Offering”), with a $40.0 million investment by Robert McEwen, Chairman and Chief Owner. A second tranche offering was closed on June 21, 2022, with a $10.0 million investment by the Victor Smorgon Group and $5 million from other investors, for total gross proceeds of $15.0 million. On August 31, 2022, a final tranche of $26.9 million was raised, with an investment by Nuton LLC, a Rio Tinto Venture, completing the Offering.

McEwen Copper continues to use the proceeds from the Offering to conduct exploration drilling, complete a new resource model, continue baseline monitoring for environmental permitting, continue community development and relations, and for other technical work partially focused on the publication of an updated PEA and to advance to Feasibility Study (“FS”) level of confidence. As described below, our team is continuing to work on an updated PEA on the Los Azules copper project targeting early Q2/23.

On October 21, 2022, McEwen Copper signed an agreement whereby Kennecott Exploration Company (“KEX”), a subsidiary of Rio Tinto, for KEX to earn a 60% interest in the Elder Creek property by investing $18 million over up to seven years (the “Expenditure Commitment”). If and when the Expenditure Commitment is completed, KEX and McEwen Copper will form an unincorporated 60:40 joint venture.

Subsequent to December 31, 2022, we announced the closing of an ARS $30.0 billion investment by FCA Argentina S.A.,  a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction that closed on February 24, 2023. The transaction consisted of: 1. Private placement of 2,850,000 common shares, and 2. Purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. The proceeds of the private placement will be used to advance development of the Los Azules copper project in San Juan, Argentina, and for general corporate purposes. After the closing of the Transaction, McEwen Mining was separately compensated for the secondary sale by McEwen Copper in U.S. dollars. Subsequent to the transaction, the Stellantis companies and Nuton both hold approximately 14.2% of the outstanding shares of McEwen Copper, while McEwen Mining reduced its ownership to 51.9% of the outstanding shares.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry deposits and is located in the Province of San Juan, Argentina. The total indicated and inferred resources were estimated at 6.9 and 13.1 billion lbs. of copper, respectively, as defined in our 2017 PEA. Since that time, extensive enterprise optimization work has been completed on potential larger scale, lower cost and lower carbon footprint options compared with the 2017 PEA.

McEwen Copper spent $28.2 million dollars in Q4/22 on the activities below:

Drilling Program

Several drilling contractors were secured for the 2022-2023 drilling season. We began mobilizing drill rigs in September 2022, with six rigs on site by year end and another three in early 2023. Drilling began in the first week of October 2022, when our exploration road reopened subsequent to seasonal closures.

The drilling program aims to:

1. Increase drill hole density in an effort to upgrade our copper mineral resource classification and better understand our payback pit design;

2. Provide metallurgical, hydrological and geotechnical data to facilitate mine design; and

3. Test for potential extensions of the resource to the north, south and at depth to determine how much larger the identified deposit could be.

Road Construction

A new low altitude access road (max. 11,155 feet ASL) was completed in 2022, which has only one high mountain pass and we share part of the road with other mining projects, including El Pachón (Glencore) and Altar (Stillwater-Sibanye and Aldebaran Resources). We expect the new road will be further upgraded and adapted for winter operating conditions. It was successfully used for demobilization and allowed the drilling season to be extended until May 2022. In addition, work is being done on the initial exploration access road, extending road widths, improving berms and primarily working on the switchback both in the Totora as well as the Cabeza de Leon passes to allow the passage of semi-trailer transport. As we advance, this will allow for safer operation and more cost and logistics efficiencies. It is anticipated that the two existing roads to the site will provide almost year-round access to adequately support the current phase of work.

Technical Studies

Our study teams continued to work on an updated PEA to include all available drill information, assay information and metallurgical testing of core obtained during the 2017, 2018 and 2022 exploration seasons. Work on trade-off studies related to power supply and the potential for renewables, mining methods and processing options, an updated glacier study, and initial geotechnical field of work for the design of the tailing and waste storage facilities were continued during the quarter. Hydro-geological holes have commenced and complement the works on the assessments of historical information and the re-establishment of existing water monitoring locations.

Hyperspectral scanning of all available core has been completed for new and historic core. Data from this initiative will ensure a refined and improved geological and resource model. By the end of Q4/22, over 220,000 feet of current and historic drilling has been scanned and processed. Hyperspectral data is expected to be used for geotechnical, metallurgical and resource modelling.

A preliminary optimization study was completed in Q1/22 using existing information and was further refined during the remainder of the year. The study focused on the following objectives: value improvement, scale and capital requirement optimization, reduction in complexity, risk minimization and to enable fast trade-off analysis of environmentally friendly and regenerative solutions. Currently, we are developing a scenario for Los Azules as an open pit mine that initially processes leachable copper content in a heap leach, with a solvent extraction and electrowinning (“SX/EW”) facility to produce LME Grade A copper cathodes for export or consumption in Argentina. This scenario is would greatly reduce capital expenditures as compared to using concentrator technology, and in addition, would be more environmentally friendly due to a lower carbon footprint. The project design makes use of renewable energy, reduces overall complexity while still conceived as a long-life asset with upside opportunity further enhancing the life of mine and financial attractiveness.

Metallurgical studies continue, utilizing international certified laboratories as well as additional confirmation work with the Institute of Mining Investigations, part of the engineering faculty of the University of San Juan and our partners from Nuton, the Rio Tinto venture specialized in heap leaching of copper ore. Initial results show promising recoveries and reduced acid consumption for the scenario described above.

The preparation of the Exploitation Environmental Impact Report (“EIR”), the basis for environmental permitting in Argentina, has been awarded to Knight Piesold and the drafting of the report is underway and on track for presenting to San Juan authorities by April 2023.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, we have the following consolidated contractual obligations:

	Payments due by period
	2023	2024	2025	2026	Thereafter	Total
Mining and surface rights	$1,555	$1,401	$607	$600	$52	$4,215
Exploration - Los Azules	29,428	—	—	—	—	29,428
Exploration - Other	13,155	—	—	—	—	13,155
Reclamation costs(1)	12,815	1,400	1,744	3,068	32,821	51,849
Long-term debt	14,712	26,833	16,337	—	—	57,882
Lease obligations	1,572	689	272	147	—	2,680
Total	$73,237	$30,324	$18,960	$3,815	$32,873	$159,209
(1)	Amounts presented represent the undiscounted uninflated future payments.

With respect to reclamation cost commitments disclosed above, we have surety bonds outstanding to provide bonding for our obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. If the bond is drawn, we would be obligated to reimburse the surety. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2022, no additional liability has been recognized for our surety bonds of $39.4 million.

Lease obligations disclosed above include long term leases covering office space, exploration expenditures, option payments and option payments on properties.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We use these measures to evaluate our business on an ongoing basis and believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate our performance and ability to generate cash flow. We also report these measures to provide investors and analysts with useful information about our underlying costs of operations and clarity over our ability to finance operations. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. We compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP measures supplementally.

The non-GAAP measures are presented for our wholly owned mines and our interest in the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for our minority interest in the San José mine may be found in Item 8. Financial Statements and Supplementary Data, Note 9, Investment in Minera Santa Cruz S.A. (“MSC”) – San José Mine. The amounts in the reconciliation tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

The presentation of these measures, including the minority interest in the San José, has limitations as an analytical tool. Some of these limitations include:

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Year ended December 31, 2022
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit (loss)	$(311)	$9,039	$(9,272)	$(544)
Add: Depreciation and depletion	4,737	14,964	—	19,701
Cash gross profit (loss)	$4,426	$24,003	$(9,272)	$19,157

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

	(in thousands)
San José mine cash gross profit (100% basis)
Gross profit (loss)	$15,356	$(6,327)	$40,303	$35,882	$51,029
Add: Depreciation and depletion	10,571	11,527	32,200	39,948	29,809
Cash gross profit	$25,927	$5,200	$72,503	$75,830	$80,838

	Year ended December 31, 2021
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(3,287)	$2,447	$(5,640)	$(6,480)
Add: Depreciation and depletion	8,502	15,296	—	23,798
Cash gross (loss) profit	$5,215	$17,743	$(5,640)	$17,318

	Year ended December 31, 2020
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross (loss) profit	$(21,366)	$(4,070)	$(1,512)	$(26,948)
Add: Depreciation and depletion	11,785	10,883	242	22,910
Cash gross (loss) profit	$(9,581)	$6,813	$(1,270)	$(4,038)

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

Costs excluded from cash costs and all-in sustaining costs, in addition to depreciation and depletion, are income and mining tax expenses, all corporate financing charges, costs related to business combinations, asset acquisitions and asset disposal, and any items that are deducted for the purpose of normalizing items.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales; the El Gallo mine results are excluded from this reconciliation for 2021 and 2020 as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Residual leaching costs for the year ended December 31, 2022 were $0.7 million compared to $9.3 million for the year ended in 2021. As a result, we have ceased using cash cost and all-in sustaining cost per gold equivalent ounce to evaluate the El Gallo mine on an ongoing basis and have therefore ceased disclosure of such metric:

	Three months ended December 31, 2022			Year ended December 31, 2022
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$8,666	$10,742	$19,408	$43,500	$36,845	$80,345
Mine site reclamation, accretion and amortization	218	—	218	1,654	—	1,654
In‑mine exploration	505	—	505	3,335	—	3,335
Capitalized underground mine development (sustaining)	—	4,317	4,317	—	15,448	15,448
Capital expenditures on plant and equipment (sustaining)	1,576	—	1,576	3,084	—	3,084
Sustaining leases	191	110	301	1,754	619	2,373
All‑in sustaining costs	$11,156	$15,169	$26,325	$53,327	$52,912	$106,239
Ounces sold, including stream (GEO)(1)	8.0	9.4	17.4	26.8	36.1	62.9
Cash cost per ounce ($/GEO sold)	$1,083	$1,137	$1,112	$1,622	$1,020	$1,276
AISC per ounce ($/GEO sold)	$1,395	$1,606	$1,509	$1,989	$1,465	$1,688
(1)	Total gold equivalent ounces sold for Q4/22 and 2022 is 36,724 and 132,186 respectively and includes gold equivalent ounces sold from 49% interest in MSC and 100% owned operating mines of 17,446 and 62,942, as disclosed above, and 0 and 883 gold equivalent ounces sold from the El Gallo mine for Q4/22 and 2022, respectively.

	Three months ended December 31, 2021			Year ended December 31, 2021
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$20,615	$10,339	$30,954	$73,990	$32,961	$106,951
Mine site reclamation, accretion and amortization	167	152	320	651	906	1,557
In‑mine exploration	40	436	476	921	2,248	3,168
Capitalized underground mine development (sustaining)	—	4,969	4,969	—	5,771	5,771
Capital expenditures on plant and equipment (sustaining)	29	110	139	29	836	865
Sustaining leases	435	215	650	1,279	735	2,014
All‑in sustaining costs	$21,286	$16,221	$37,507	$76,870	$43,456	$120,326
Ounces sold, including stream (GEO)(1)	10.1	9.2	19.3	43.9	29.7	73.6
Cash cost per ounce ($/GEO sold)	$2,038	$1,122	$1,601	$1,687	$1,108	$1,453
AISC per ounce ($/GEO sold)	$2,104	$1,760	$1,940	$1,753	$1,461	$1,635

	Year ended December 31, 2020
	Gold Bar	Fox Complex	Total

	(in thousands, except ounces and per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$58,465	$34,639	$93,104
Mine site reclamation, accretion and amortization	1,223	414	1,637
In‑mine exploration	1,923	1,280	3,203
Capitalized underground mine development (sustaining)	—	3,646	3,646
Capital expenditures on plant and equipment (sustaining)	4,739	601	5,340
Sustaining leases	1,922	324	2,246
All‑in sustaining costs	$68,272	$40,904	$109,176
Ounces sold, including stream (GEO)	27.8	24.8	52.6
Cash cost per ounce ($/GEO sold)	$2,106	$1,397	$1,772
AISC per ounce ($/GEO sold)	$2,459	$1,650	$2,077

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$51,963	$70,866	$182,195	$196,032	$138,182
Mine site reclamation, accretion and amortization	111	118	400	451	635
Site exploration expenses	2,158	2,715	8,946	11,207	9,183
Capitalized underground mine development (sustaining)	10,201	9,509	37,959	27,548	16,782
Less: Depreciation	(499)	(647)	(1,990)	(1,971)	(1,184)
Capital expenditures (sustaining)	3,006	2,199	11,636	15,751	6,117
All‑in sustaining costs	$66,939	$84,761	$239,146	$249,018	$169,715
Ounces sold (GEO)	39.3	41.5	139.5	155.3	112.1
Cash cost per ounce ($/GEO sold)	$1,321	$1,708	$1,306	$1,262	$1,233
AISC per ounce ($/GEO sold)	$1,701	$2,043	$1,714	$1,603	$1,514

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

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$28,240	$34,966	$110,417	$136,541	$104,789
Less: revenue from gold sales, stream	512	413	1,748	1,309	1,194
Revenue from gold and silver sales, excluding stream	$27,728	$34,553	$108,669	$135,232	$103,595
Gold equivalent ounces sold	17.4	19.9	63.8	77.3	60.6
Less: gold ounces sold, stream	0.9	0.7	3.0	2.3	2.1
Gold equivalent ounces sold, excluding stream	16.6	19.1	60.8	75.0	58.5
Average realized price per GEO sold, excluding stream	$1,674	$1,806	$1,788	$1,803	$1,771

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$44,648	$42,484	$140,948	$144,024	$120,258
Silver sales	33,242	33,581	113,750	127,839	98,762
Gold and silver sales	$77,890	$76,065	$254,698	$271,863	$219,020
Gold ounces sold	22.5	22.7	77.2	81.8	65.3
Silver ounces sold	1,435	1,392	5,303	5,229	4,172
Gold equivalent ounces sold	39.3	41.5	139.5	155.3	112.1
Average realized price per gold ounce sold	$1,988	$1,869	$1,826	$1,760	$1,842
Average realized price per silver ounce sold	$23.2	$24.12	$21.5	$24.45	$23.67
Average realized price per gold equivalent ounce sold	$1,980	$1,834	$1,826	$1,750	$1,954

Liquid assets

The term liquid assets used in this report is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash and investments, plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$39,782	$54,287
Restricted cash	3,797	6,347
Investments	1,295	1,806
Precious metals valued at market value (1)(2)	1,982	1,018
Total liquid assets	$46,856	$63,458
(1)	As of December 31, 2022 and 2021 we held 1,100 and 560 gold equivalent ounces in inventory, valued at $1,800 and $1,799 per ounce, respectively, net of our streaming agreement.
(2)	Precious metals valued at cost on December 31, 2022 and 2021 equals $2,119 and $1,819 respectively.

CRITICAL ACCOUNTING ESTIMATES AND ACCOUNTING DEVELOPMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The summary of our significant accounting policies is detailed in Note 2 of the Consolidated Financial Statements.

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

Asset Retirement Obligation, Reclamation and Remediation Costs:  The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate and credit risk.  Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. The company has estimated its liabilities under appropriate accounting guidance and reviews its liabilities on at least an annual basis. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs were incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which the Company compares future cash flows to current asset values to ensure that carrying values are reported appropriately. The Company’s forecasts are also used in determining the level of valuation allowances on the Company’s deferred tax assets. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Reserves involve many estimates and are not guarantees that the Company will recover the indicated quantities of metals. Changes in the estimates could result in material adjustments to the Company’s reserves and asset values.

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

Included among the forward-looking statements and information that we may provide is production guidance. From time to time the Company provides guidance on operations, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate several factors and assumptions, which include, but are not limited to:

●	gold and silver price forecasts.
●	average gold and silver grade mined, using a resource model.
●	average grade processed by the crushing facility (Gold Bar) or milling facility (San José mine and Fox Complex).
●	expected tonnes moved and strip ratios.
●	available stockpile material (grades, tonnes, and accessibility).
●	estimates of in process inventory (either on the leach pad or plant for the El Gallo mine and Gold Bar, or in the mill facility for the San José mine and the Black Fox mine).
●	estimated leach recovery rates and leach cycle times (the El Gallo mine and Gold Bar).
●	estimated mill recovery rates (San José mine and Fox Complex).

●	dilution of material processed.
●	internal and contractor equipment and labor availability.
●	seasonal weather patterns.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other “Risk Factors” section in this report and the following:

●	our ability to raise funds required for the execution of our business strategy;
●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics, and direct and indirect effects of Covid-19 or other pandemics on our business plans and operations;
●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
●	our ability to maintain an on-going listing of our common stock on the New York Stock Exchange or another national securities exchange in the U.S;
●	decisions of foreign countries, banks and courts within those countries.;
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions;
●	operating results of MSC;
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;
●	timing and amount of mine production;
●	our ability to retain and attract key personnel;
●	technological changes in the mining industry;
●	changes in operating, exploration or overhead costs;
●	access and availability of materials, equipment, supplies, labor and supervision, power and water;
●	results of current and future exploration activities;

●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
●	changes in our business strategy;
●	interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	the uncertainty of reserve estimates and timing of development expenditures;
●	litigation or regulatory investigations and procedures affecting us;
●	changes in federal, state, provincial and local laws and regulations;
●	local and community impacts and issues including criminal activity and violent crimes;
●	accidents, public health issues, and labor disputes;
●	our continued listing on a public exchange;
●	uncertainty relating to title to mineral properties;
●	changes in relationships with the local communities in the areas in which we operate;
●	changes in environmental laws and requirements in the jurisdictions in which we operate;
●	decisions by third parties over which we have no control.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 53% on an annual basis. As noted in the graph below, during 2022 the Argentine peso devalued 41% compared to devaluations of 18% and 29% in 2021 and 2020 respectively. During 2022, the Mexican peso appreciated 12% against the US dollar, compared to a devaluation of 3% and 5% in 2021 and 2020 respectively.

During 2022, the Canadian dollar devalued by 6% against the U.S. dollar, compared to a devaluation of 0.4% in 2021 and an increase in value of 2% in 2020.

The following chart illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2022:

Currency Exchange Rate Performance Against U.S. Dollar
120.0%
110.0%
100.0%
90.0%
80.0%
70.0%
60.0%
50.0%
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
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

Based on our Canadian cash balance of $1.00 million (C$1.37 million) at December 31, 2022, a 1% change in the Canadian dollar would result in a gain/loss of $0.01 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Based on our Argentine peso balance of $2.14 million (ARG$379.77 million) at December 31, 2022, a 1% change in the Argentine peso would result in a gain/loss of $0.02 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican pesos, with effect of a 1% change in this currency resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2022, our VAT receivable balance was MEX$19.95 million, equivalent to approximately $0.6 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.01 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $110.4 million for the year ended December 31, 2022, with all other variables held constant, a 10% change in the price of gold and silver would have had resulted in an additional income or loss before income and mining taxes of approximately $11.0 million. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At December 31, 2022, we had no gold or silver sales subject to final pricing.  Decreases in the market price of gold or silver can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to net realizable value.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian and American financial institutions and refineries, should these customers be unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of December 31, 2022, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.6 million as at December 31, 2022.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2022, we have surety bonds of $39.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases, a revolving gold prepayment facility, and the senior secured credit facility. The leases and senior secured facility are at fixed rates; the prepayment facility is subject to variable rates. Exposure to variable rates is very limited, (less than 30 days) and as the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. [the “Company”] as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes [collectively referred to as the “consolidated financial statements”]. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and its results of operations and its consolidated cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) [the “PCAOB”], the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2023 expressed an unqualified opinion thereon.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: [1] relates to accounts or disclosures that are material to the financial statements; and [2] involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory at the Gold Bar mine
Description of the Matter

On December 31, 2022, the carrying value of the Company’s inventory was $34.2 million, of which $7.6 million was for the leach pad inventory at the Gold Bar mine in Nevada, USA. As discussed in Note 2 to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value. The net realizable value of the inventory is calculated based on the estimated amount of recoverable gold on the leach pads. The significant assumption used by management in the valuation of the leach pad inventory is the life of mine recovery rate, which is a subjective and complex estimate.

Auditing management’s estimate of the expected amount of gold to be recovered was complex due to the subjective nature of the assumption used in the calculation. The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads, the grade of mineralized material placed on the leach pads and a recovery rate. This significant assumption is subjected to high estimation uncertainty and required a high degree of auditor judgment given it could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantities of material placed on the pad, the grade determination, the recovery rate, and the calibration process to assess whether the recovery rate is appropriate.

Our substantive audit procedures included, among others, evaluating the reasonableness of the above-noted significant assumption used in the recoverable gold calculation. As each of the key inputs were determined by management’s specialist, we also assessed the competence and objectivity of management’s specialist by evaluating their professional qualifications, experience, and their use of accepted industry practices. In addition, we evaluated the methodologies used by management’s specialist by understanding the life of mine plan for ore to be placed on the pad, timing of the leaching cycle and the grade determination. We also involved our internal mining specialist to assess the appropriateness of the Gold Bar mine’s gold recovery model and performed a sensitivity analysis to assess the impact of the recovery rate on the ending inventory balance. We reperformed management’s calculation of the leach pad inventory value to verify mathematical accuracy.

We assessed the adequacy of the Company’s disclosure in Note 2 to the consolidated financial statements.

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2016.

Toronto, Canada
March 13, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on internal control over financial reporting

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) [the “COSO criteria”]. In our opinion, McEwen Mining Inc. [the “Company”] maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) [the “PCAOB”], the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that [1] pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; [2] provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and [3] provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada
March 13, 2023

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2022	2021	2020
Revenue from gold and silver sales	$110,417	$136,541	$104,789
Production costs applicable to sales	(91,260)	(119,223)	(108,827)
Depreciation and depletion	(19,701)	(23,798)	(22,910)
Gross loss	(544)	(6,480)	(26,948)

OTHER OPERATING INCOME (EXPENSES):
Advanced projects - Los Azules	(61,148)	(5,019)	—
Advanced projects - Other	(5,580)	(7,420)	(11,681)
Exploration	(14,973)	(22,604)	(15,861)
General and administrative	(11,890)	(11,435)	(9,201)
Gain (loss) from investment in Minera Santa Cruz S.A. (Note 9)	2,776	(7,533)	(1,517)
Depreciation	(733)	(339)	(405)
Reclamation and remediation (Note 12)	(3,345)	(3,450)	(1,788)
Impairment loss on mineral property interests and plant and equipment	—	—	(83,805)
Other operating	—	—	(1,968)
	(94,893)	(57,800)	(126,226)
Operating loss	(95,437)	(64,280)	(153,174)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(7,789)	(6,200)	(7,434)
Other income (Note 4)	22,938	6,281	6,893
Total other income (expense)	15,149	81	(541)
Loss before income and mining taxes	(80,288)	(64,199)	(153,715)
Income and mining tax (expense) recovery (Note 19)	(5,806)	7,315	1,390
Net loss after income and mining taxes	(86,094)	(56,884)	(152,325)
Net loss attributable to non-controlling interests (Note 20)	5,019	172	—

Net loss and comprehensive loss attributable to McEwen shareholders	$(81,075)	$(56,712)	$(152,325)

Net loss per share (Note 14):
Basic and diluted	$(1.71)	$(1.25)	$(3.78)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	47,427	45,490	40,346

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 18)	$39,782	$54,287
Restricted cash (Note 18)	—	2,550
Investments (Note 5)	1,295	1,806
Receivables, prepaids and other assets (Note 6)	8,840	10,591
Inventories (Note 7)	31,735	15,792
Total current assets	81,652	85,026
Mineral property interests and plant and equipment, net (Note 8)	346,281	342,303
Investment in Minera Santa Cruz S.A. (Note 9)	93,451	90,961
Inventories (Note 7)	2,432	2,543
Restricted cash (Note 18)	3,797	3,797
Other assets	1,106	711
TOTAL ASSETS	$528,719	$525,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,521	$39,615
Contract liability (Note 17)	6,155	—
Flow-through share premium (Note 13)	4,056	1,572
Debt, current portion (Note 11)	10,000	—
Lease liabilities (Note 10)	1,215	2,901
Reclamation and remediation liabilities (Note 12)	12,576	5,761
Tax liabilities (Note 19)	7,663	—
Other liabilities	—	2,550
Total current liabilities	84,186	52,399
Lease liabilities (Note 10)	1,191	1,515
Debt (Note 11)	53,979	48,866
Reclamation and remediation liabilities (Note 12)	29,270	29,691
Other liabilities	3,819	2,929
Total liabilities	$172,445	$135,400

Shareholders’ equity:
Common shares: 47,428 as of December 31, 2022 and 45,919 as of December 31, 2021 issued and outstanding (in thousands) (Note 13)	$1,644,145	$1,615,424
Non-controlling interests (Note 20)	33,465	14,777
Accumulated deficit	(1,321,336)	(1,240,260)
Total shareholders’ equity	356,274	389,941
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$528,719	$525,341

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 17

Subsequent event: Note 23

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars and shares)

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2019	40,034	$1,530,702	$(1,031,223)	—	$499,479
Stock-based compensation	—	613	—	—	613
Sale of flow-through shares	1,397	15,478	—	—	15,478
Exercise of stock options	14	138	—	—	138
Shares issued for debt refinancing	209	1,875	—	—	1,875
Shares issued for acquisition of mineral property interests	5	70	—	—	70
Net loss	—	—	(152,325)	—	(152,325)
Balance, December 31, 2020	41,659	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	837	—	—	837
Sale of flow-through shares	1,260	10,785	—	—	10,785
Sale of shares for cash	3,000	29,875	—	—	29,875
Issuance of equity by subsidiary (Note 20)	—	25,051	—	14,949	40,000
Net loss	—	—	(56,712)	(172)	(56,884)
Balance, December 31, 2021	45,919	$1,615,424	$(1,240,260)	$14,777	$389,941
Stock-based compensation	—	340	—	—	340
Sale of flow-through shares	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary (Note 20)	—	17,643	—	23,707	41,350
Share repurchase (Note 13)	—	(87)	—	—	(87)
Exercise of warrants	—	4	—	—	4
Net loss	—	—	(81,075)	(5,019)	(86,094)
Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(86,094)	$(56,884)	$(152,325)
Adjustments to reconcile net loss from operating activities:
Impairment loss on mineral property interests and plant and equipment	—	—	83,805
(Income) loss from investment in Minera Santa Cruz S.A. (Note 9)	(2,776)	7,533	1,517
Gain on sale of mineral property interests	—	(2,271)	—
Depreciation and amortization	19,532	25,338	23,090
Unrealized loss (gain) on investments (Note 5)	511	(28)	619
Unrealized foreign exchange gain and adjustment to estimate (Note 12)	4,814	1,272	278
Deferred income and mining tax recovery	(1,856)	(7,315)	(1,390)
Stock-based compensation	340	837	612
Accretion of reclamation and remediation liability (Note 12)	2,354	2,405	1,788
Change in non-cash working capital items:
Increase (decrease) in assets related to operations	(12,873)	7,887	12,696
Increase in liabilities related to operations	17,439	1,003	1,437
Cash used in operating activities	$(58,609)	$(20,223)	$(27,873)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(24,187)	$(34,888)	$(13,373)
Proceeds from disposal of property and equipment	—	492	—
Proceeds from sale of investments	—	—	1,266
Dividends received from Minera Santa Cruz S.A. (Note 9)	286	9,832	340
Cash used in investing activities	$(23,901)	$(24,564)	$(11,767)

Cash flows from financing activities:
Proceeds from sale of subsidiary shares, net of issuance costs (Note 20)	$41,263	$29,875	$—
Sale of flow-through common shares, net of issuance costs (Note 13)	14,376	11,966	19,644
Proceeds from promissory note (Note 11 and Note 15)	15,000	40,000	—
Subscription proceeds received in advance (Note 20)	(2,850)	2,550	—
Proceeds from exercise of warrants	4	—	138
Payment of finance lease obligations	(2,338)	(3,408)	(2,204)
Cash provided by financing activities	$65,455	$80,983	$17,578
Decrease (increase) in cash, cash equivalents and restricted cash	(17,055)	36,196	(22,062)
Cash, cash equivalents and restricted cash, beginning of year	60,634	24,438	46,500
Cash, cash equivalents and restricted cash, end of year (Note 18)	$43,579	$60,634	$24,438

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina. The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Fox Complex in Ontario, Canada, the Fenix Project in Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of December 31, 2022, the Company also owns a 68.1% interest in the Los Azules copper project in San Juan, Argentina through its subsidiary, McEwen Copper Inc. (“McEwen Copper”). It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investment in McEwen Copper as a controlling interest and its investment in MSC as an equity investment.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States of America (“US GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investment and the impairment test; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of value added taxes receivable; the amount of mineral reserves; valuation allowances for deferred tax assets; income and mining tax provisions; and reserves for contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

References to “C$” refer to Canadian dollar.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Investments:

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC (“Accounting Standards Codification”) Topic 323, Investments – Equity Method and Joint Ventures. Under the equity method, the Company’s investment is initially recognized at cost in the Consolidated Balance Sheets and subsequently increased or decreased to recognize the Company's share of income and losses of the investee, dividends received from the investee and for impairment losses after the initial recognition date. The Company's share of income and losses of the investee and impairment losses are recognized in the Consolidated Statements of Operations and Comprehensive (Loss) (“Statement of Operations”) during the period. The Company evaluates the equity method investments for impairment under ASC 323-35-31 and ASC 323-35. An impairment loss on the equity method investments is recognized in operations when the decline in value is determined to be other-than-temporary.

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

December 31, 2022

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

Proven and Probable Reserves:

The definition of proven and probable reserves is set forth in SEC Regulation S-K Item 1300 (“S-K 1300”). Proven mineral reserves are the economically mineable part of a measured mineral resource. For a proven mineral reserve, the qualified person has a high degree of confidence in the results obtained from the application of modifying factors and in the estimates of tonnage and grade or quality. A proven mineral reserve can only result from the conversion of a mineral resource. Probable mineral reserves are the economically mineable part of an indicated and, in some cases, measured mineral resource. For a probable mineral reserve, the qualified person’s confidence in the results obtained from the application of the modifying factors and in the estimates of tonnage and grade or quality is lower than what is sufficient for a classification as a proven mineral reserve, but is still sufficient to demonstrate that, at the time of reporting, extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.  The lower level of confidence is due to higher geologic uncertainty when the qualified person converts an indicated mineral resource to a probable reserve or higher risk in the results of the application of modifying factors at the time when the qualified person converts a measured mineral resource to a probable mineral reserve. A qualified person must classify a measured mineral resource as a probable mineral reserve when his or her confidence in the results obtained from the application of the modifying factors to the measured mineral resource is lower than what is sufficient for a proven mineral reserve.

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

Development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines (“pre-stripping”) and building of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are charged to operations in the year incurred as Advanced Projects until proven and probable reserves as defined by S-K 1300 have been delineated, after which they are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately to each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

During the production phase of a mine, costs incurred to provide access to reserves and resources that will be produced in future periods that would not have otherwise been accessible are capitalized and included in the carrying amount of the related mineral property interest.

Drilling and related costs are capitalized for an ore body where proven and/or probable reserves exist and the activities are directed at obtaining additional information, providing greater definition of the ore body or converting non-reserve mineralization to proven and/or probable reserves and the benefit is expected to be realized over a period beyond one year.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

All other drilling and related costs are expensed as incurred as Exploration or Advanced Projects. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable reserves.  However, drilling costs specifically incurred for the purpose of operational ore control during the production stage rather than obtaining additional information on the ore body are expensed and allocated to inventory costs and then included as a component of production costs applicable to sales as the revenue from the sale of inventory is realized.

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

Construction-in-progress costs: Assets under construction are capitalized as construction-in-progress until the asset is available for its intended use, at which point costs are transferred to the appropriate category of plant and equipment or mineral property interest and amortized. The cost of construction-in-progress comprises the purchase price of the asset and any costs directly attributable to bringing it into working condition for its intended use.

Impairment of Long-Lived Assets:

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying amount exceeds its estimated fair value. For the purpose of recognition and measurement of impairment, the Company groups its long-lived assets by specific mine or project, as this represents the lowest level for which identifiable cash flows exist.

For asset groups where an impairment indicator is identified, an impairment loss is determined if the carrying amount of the asset group exceeds the estimated recoverable amount as determined using the undiscounted future net cash flows. An impairment loss, if any, is the amount by which the carrying amount exceeds the estimated discounted future net cash flows. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

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

December 31, 2022

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

The fair value of reclamation and remediation liabilities is measured by discounting the expected cash flows adjusted for inflation, using a credit-adjusted risk free rate of interest. The Company prepares estimates of the timing and amounts of expected cash flows when reclamation and remediation liabilities are incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of reclamation and remediation liabilities requires significant judgment, including the amount of cash flows, timing of reclamation, inflation rate and credit risk.

Lease Accounting:

Contracts are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842, Lease Accounting. If a contract is determined to contain a lease, the Company will include lease payments (the lease liability) and the right-of-use asset (“ROU”) representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets. Lease liabilities are disclosed as a distinct line item within the Consolidated Balance Sheets, whereas, the ROU asset is included in mineral property interests and plant and equipment.  Related depreciation and amortization expense and interest expense for finance leases, and rent expense for operating leases is recorded within the Statement of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has elected to account for non-lease components as part of the lease component to which they relate.

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

In addition to selling refined bullion at spot, the Company has doré purchase agreements in place with financial institutions and refineries. Under the agreements, the Company has the option to sell approximately 90% of the gold and silver contained in doré bars prior to the completion of refining by the third party refiner. On July 27, 2022, the Company entered into a precious metals purchase agreement with Auramet International LLC (“Auramet”). Under this agreement, the Company has an option to sell gold on a Spot Basis, on a Forward Basis, and on a Supplier Advance basis.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser. There is no judgment involved in revenue recognition in connection with sale of bullion as revenue is recognized when payment has been made by the purchaser and the product has been delivered.

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

Stock-Based Compensation:

The Company accounts for stock options at fair value as prescribed in ASC 718, Stock-Based Compensation. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behavior and estimates of forfeitures.

Flow-Through Common Shares:

Current Canadian tax legislation permits mining entities to issue flow-through common shares to investors by which the deductions for tax purposes related to resource exploration and evaluation expenditures may be claimed by investors instead of the entity, subject to a renouncement process. Under ASC 740, Income Taxes proceeds from the issuance of flow-through common shares are allocated first to the common stock based on the underlying quoted price of shares and the residual amount is allocated to the sale of tax benefits, which is classified as a liability. After the sale of the shares, as the Company incurs qualifying exploration and evaluation expenditures to fulfill its obligation, the liability is drawn down and the sale of tax benefits is recognized in the Statement of Operations as a reduction of deferred tax expense.

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

Per Share Amounts:

Basic income or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

of securities that could share in the earnings of the Company and is computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding. Only those instruments that result in a reduction in income per share are included in the calculation of diluted income per share.

As a result of the Company’s share consolidation (Note 13), all share and per share amounts in the consolidated financial statements have been retroactively restated to reflect the share consolidation.

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

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and administrative and other and are provided in this note for reconciliation purposes.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Year ended December 31, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$47,926	$60,848	$1,643	$—	$—	$110,417
Production costs applicable to sales	(43,500)	(36,845)	(10,915)	—	—	(91,260)
Depreciation and depletion	(4,737)	(14,964)	—	—	—	(19,701)
Gross profit (loss)	(311)	9,039	(9,272)	—	—	(544)

Advanced projects	(52)	(1,206)	(4,322)	—	$(61,148)	(66,728)
Exploration	(4,828)	(9,443)	(2)	—	(700)	(14,973)
Gain from investment in Minera Santa Cruz S.A.	—	—	—	2,776	—	2,776
Segment profit (loss)	$(5,191)	$(1,610)	$(13,596)	$2,776	$(61,848)	$(79,469)
General and administrative and other						(819)
Loss before income and mining taxes						$(80,288)

Capital expenditures	$5,374	$15,317	$2,800	$—	$2,743	$26,234

Year ended December 31, 2021	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$79,205	$50,704	$6,632	$—	$—	$136,541
Production costs applicable to sales	(73,990)	(32,961)	(12,272)	—	—	(119,223)
Depreciation and depletion	(8,502)	(15,296)	—	—	—	(23,798)
Gross (loss) profit	(3,287)	2,447	(5,640)	—	—	(6,480)

Advanced projects	(440)	(2,635)	(4,345)	—	$(5,019)	(12,439)
Exploration	(5,875)	(15,017)	(14)	—	(1,698)	(22,604)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(7,533)	—	(7,533)
Segment loss	$(9,602)	$(15,205)	$(9,999)	$(7,533)	$(6,717)	$(49,056)
General and administrative and other						(15,143)
Loss before income and mining taxes						$(64,199)

Capital expenditures	$2,416	$33,617	$—	$—	$—	$36,033

0
Year ended December 31, 2020	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$48,884	$41,452	$14,453	$—	$—	$104,789
Production costs applicable to sales	(58,465)	(34,639)	(15,723)	—	—	(108,827)
Depreciation and depletion	(11,785)	(10,883)	(242)	—	—	(22,910)
Gross loss	(21,366)	(4,070)	(1,512)	—	—	(26,948)

Advanced projects	(1,071)	(6,088)	(4,522)	—	—	(11,681)
Exploration	(6,777)	(6,450)	(513)	—	(2,121)	(15,861)
Impairment of mineral property interests and plant and equipment	(83,805)	—	—	—	—	(83,805)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,517)	—	(1,517)
Other operating	(1,390)	(578)	—	—	—	(1,968)
Segment loss	$(114,409)	$(17,186)	$(6,547)	$(1,517)	$(2,121)	$(141,780)
General and administrative and other						(11,935)
Loss before income and mining taxes						$(153,715)

Capital expenditures	$4,821	$9,104	$—	$—	$—	$13,925

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Geographic information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Non-current Assets		Revenue (1)
	Year ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020
USA	$70,577	$37,878	$47,926	$79,205	$48,884
Canada	91,552	93,294	60,848	50,704	41,452
Mexico	29,219	26,561	1,643	6,632	14,453
Argentina (2)	255,718	282,583	—	—	—
Total Consolidated (3)	$447,066	$440,316	$110,417	$136,541	$104,789
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $93.5 million as of December 31, 2022 (December 31, 2021 - $90.9 million).
(3)	Total excludes $0.3 million (December 31, 2021 - $0.4 million) related to the Company’s ROU office lease asset as the business activities related to corporate are not considered to be a part of the operating segments

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product.  The following is a summary of revenue from gold and silver sales for significant customers for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Asahi Refining Inc.	$57,835	$134,395	$66,934
Auramet	50,580	—	—
Bank of Nova Scotia	—	—	33,060
Other	2,002	2,146	4,795
Revenue from gold and silver sales	$110,417	$136,541	$104,789

NOTE 4 OTHER INCOME

The following is a summary of other income (expense) for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
COVID-19 relief	$—	$3,541	$6,420
Unrealized and realized gain (loss) on investments (Note 5)	(511)	28	(619)
Foreign currency gain on Blue Chip Swap	19,772	—	—
Foreign currency gain, other	4,030	513	1,078
Other income (loss), net	(353)	2,199	14
Total other income	$22,938	$6,281	$6,893

During the year ended December 31, 2022, 2021 and 2020, the Company recognized $nil, $3.5 million and $6.4 million, respectively, of other income through COVID-19 relief from the Canadian government via the Canadian Emergency Wage Subsidy and Canada Emergency Rent Subsidy programs.

Foreign currency gain on Blue Chip Swap represents the realized foreign exchange gain from the transfer of marketable securities to facilitate intragroup funding transfers between the US parent and its Argentine subsidiary (“Blue Chip Swap”).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

The Blue Chip Swap transaction is the fund transfer vehicle provided by a financial institution, which utilizes the existing loan structure between the Company’s Canadian, Cayman Islands, and Argentina subsidiaries. The Company does not acquire marketable securities or engage in these transactions for speculative purposes.

For the year ended December 31, 2022, the Company completed eleven Blue Chip Swap transactions to transfer funds from its Canadian USD bank account to Argentina. These funds were used for the continued development of the Los Azules Copper project. For the year ended December 31, 2022, the Company realized a net gain of $18.8 million. The net gain for the year ended December 31, 2022 was comprised of a foreign currency gain of $19.8 million and a realized loss on investments of $1.0 million, including the impact of fees and commissions. No similar transactions occurred in 2021 and 2020.

NOTE 5 INVESTMENTS

The Company’s investment portfolio consisted of marketable equity securities and warrants of certain publicly-traded companies.

The following is a summary of the activity in investments for the years ended December 31, 2022 and 2021:

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net gain (loss) on	transfers during	loss on	December 31,
	2021	period	securities sold	year	securities held	2022
Marketable equity securities	$1,644	$—	$—	$—	$(511)	$1,133
Warrants	162	—	—	—	—	162
Investments	$1,806	$—	$—	$—	$(511)	$1,295

	As at	Additions/		Disposals/	Unrealized	Fair value
	December 31,	transfers during	Net gain (loss) on	transfers during	gain on	December 31,
	2020	period	securities sold	year	securities held	2021
Marketable equity securities	$—	$1,616	$—	$—	$28	$1,644
Warrants	—	162	—	—	—	162
Investments	$—	$1,778	$—	$—	$28	$1,806

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

During the years ended December 31, 2022, 2021 and 2020, the Company sold marketable equity securities for proceeds of $nil, $nil and $1.3 million, respectively.

NOTE 6 RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets as at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Government sales tax receivable	2,868	$3,708
Prepaids and other assets	5,972	6,883
Receivables and other current assets	$8,840	$10,591

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Included in government sales tax receivable for the year ended December 31, 2022 is $0.9 million HST receivable from the company’s operations at the Fox Complex (December 31, 2021 - $2.2 million). The timing of receipt of these funds is uncertain due to ongoing review conducted by local tax authorities.

Government Sales Taxes Receivable:

In Mexico, Argentina, and Canada, value added taxes are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.

NOTE 7 INVENTORIES

Inventories at December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Material on leach pads	$7,571	$4,660
In-process inventory	3,674	3,049
Stockpiles	15,392	5,105
Precious metals	2,119	1,819
Materials and supplies	5,411	3,702
	$34,167	$18,335
Less long-term portion	(2,432)	(2,543)
	31,735	15,792

During the year ended December 31, 2022, inventory at the Fox Complex, El Gallo mine and Gold Bar Mine were written down to their estimated net realizable value by $2.4 million, $4.6 million and $nil respectively. During the year ended December 31, 2021, the inventory at the Fox Complex, El Gallo mine and Gold Bar Mine were written down to their net realizable value by $2.1 million, $3.3 million, and $1.4 million respectively. Of these write-downs, a total of $6.4 million was included in production costs applicable to sales (December 31, 2021 - $6.0 million) and $0.6 million was included in depreciation and depletion (December 31, 2021 - $0.8 million) in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Mineral property interests, cost	$359,845	$344,529
Less: accumulated depletion	(58,700)	(47,197)
Mineral property interests, carrying value	$301,145	$297,332

Plant and equipment, cost
Land	$17,850	$8,949
Construction in progress	8,408	4,078
Plant and equipment	73,740	76,887
Subtotal	$99,998	$89,914
Less: accumulated depreciation	(54,862)	(44,942)
Plant and equipment, carrying value	$45,136	$44,972

Mineral property interests and plant and equipment, carrying value	$346,281	$342,303

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Mineral property interest carrying value at December 31, 2022 and 2021 includes the following:

Name of Property/Complex	State/Province	Country	2022	2021
Fox Complex	Ontario	Canada	$40,413	$37,678
Lexam Exploration Properties	Ontario	Canada	41,595	41,595
Los Azules Copper Project	San Juan	Argentina	191,490	191,490
Tonkin Properties	Nevada	United States	4,833	4,833
Gold Bar Mine	Nevada	United States	12,982	11,790
Elder Creek Exploration Property	Nevada	United States	785	785
Fenix Project Properties	Sinaloa	Mexico	9,047	9,160
Total mineral property interests			$301,145	$297,332

Gold Bar mineral property interests are depleted based on the units of production method from the production commencement date over the estimated proven and probable reserves.

The El Gallo mine and Fox Complex are depleted and depreciated using the straight line or units-of-production method over the stated mine life, as the projects do not have proven and probable reserves compliant with S-K 1300.

The definition of proven and probable reserves is set forth in the S-K 1300. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar Mine and San José properties have proven and probable reserves estimated in accordance with S-K 1300.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the year ended December 31, 2022 and 2021, no impairment has been noted for any of the Company’s mineral property interests.

NOTE 9 INVESTMENT IN MSC - SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investment in MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with US GAAP. As such, the summarized financial data presented under this heading is in accordance with US GAAP.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A summary of the operating results of MSC for the years ended December 31, 2022, 2021, and 2020, is as follows:

	Year ended December 31,
	2022	2021	2020
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$254,698	$271,863	$219,020
Production costs applicable to sales	(182,195)	(196,033)	(138,182)
Depreciation and depletion	(32,200)	(39,948)	(29,809)
Gross profit	40,303	35,882	51,029
Exploration	(8,946)	(10,602)	(10,446)
Other expenses(1)	(19,715)	(17,077)	(30,515)
Net income before tax	$11,642	$8,203	$10,068
Current and deferred tax recovery (expense)	1,221	(7,934)	(4,466)
Net income	$12,863	$269	$5,602

Portion attributable to McEwen Mining Inc. (49%)
Net income	$6,303	$132	$2,745
Amortization of fair value increments	(4,155)	(8,331)	(5,390)
Income tax recovery	628	666	1,128
Income (loss) from investment in MSC, net of amortization	$2,776	$(7,533)	$(1,517)
(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance related expenses.

The income (loss) from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the periods.

Changes in the Company’s investment in MSC for the year ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Investment in MSC, beginning of period	$90,961	$108,326
Attributable net income from MSC	6,303	132
Amortization of fair value increments	(4,155)	(8,331)
Income tax recovery	628	666
Dividend distribution received	(286)	(9,832)
Investment in MSC, end of period	$93,451	$90,961

A summary of the key assets and liabilities of MSC as at December 31, 2022 and 2021, before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at December 31, 2022	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$98,956	$1,103	$100,059
Total assets	$204,671	$81,434	$286,105
Current liabilities	$(60,584)	$—	$(60,584)
Total liabilities	$(82,185)	$(1,295)	$(83,480)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Lease liabilities as at December 31, 2022 and 2021 are as follows:

	Total discounted lease liabilities
	December 31, 2022	December 31, 2021
Finance leases	$1,320	$3,833
Operating lease	1,086	583
Lease liabilities	$2,406	$4,416
Current portion	(1,215)	(2,901)
Long-term portion	$1,191	$1,515

Lease liabilities as at December 31, 2022 are recorded using a weighted average discount rate of 3.63% and 8.00% for finance and operating leases and have average remaining lease terms of two years and three years, respectively. By comparison, as at December 31, 2021 lease liabilities were recorded at a rate of 6.67% and 8.73% for finance and operating leases and had average remaining lease term of one year and three years.

During the year ended December 31, 2022, the Company recorded $3.0 million (December 31, 2021 – $2.0 million) in interest and other finance costs related to leases. A breakdown of the lease related costs for the year ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Finance leases:
Amortization of ROU assets	$2,865	$1,659
Interest expense	140	329
Total	$3,005	$1,988

Operating lease:
Rent expense	$152	$135

Future minimum undiscounted lease payments as at December 31, 2022 are as follows:

	Payments due by period
	2023	2024	2025	2026	Total

	(in thousands)
Operating lease obligation	$512	$332	$204	$118	$1,166
Finance lease obligations	1,060	357	68	29	1,514
Total future minimum lease payments	$1,572	$689	$272	$147	$2,680
Less: Imputed interest					21
Total					2,701

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 11 LONG-TERM DEBT

$50 Million Term Loan Facility

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan. Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50.0 million loan and included the following revisions:

●	Scheduled repayments were extended by two years; monthly repayments of principal in the amount of $2.0 million were due beginning on August 31, 2022, and continuing for 11 months, followed by a final principal payment of $26.0 million, and any accrued interest on August 31, 2023 (but, later extended, as described below).
●	Additionally, the minimum working capital maintenance requirement was reduced from $10.0 million under the original term loan to $nil between June 30, 2020 through December 31, 2020, and from $10.0 million to $2.5 million from March 31, 2021 until the end of 2021. The working capital requirement increased to $5.0 million at March 31, 2022, $7.0 million at June 30, 2022, and $10 million at September 30, 2022, and each fiscal quarter thereafter (further amended, see below).
●	The Company issued 209,170 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.
●	Sprott Private Resource Lending II (Collector), LP replaced Royal Capital Management Corp. as the administrative agent and lender. An affiliate of Robert R. McEwen remained as a lender. The remaining principal terms of the original agreement remained unchanged.

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

$15 Million Subordinated Promissory Note

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Robert R. McEwen, the Chairman and Chief Executive Officer of the Company (“Promissory Note”). The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum. The promissory note is subordinated to the ARCA loan facility.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A reconciliation of the Company’s long-term debt for the year ended December 31, 2022 and 2021 is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Balance, beginning of period	$48,866	$48,160
Promissory note - initial recognition	15,000	—
Interest expense	5,488	5,581
Interest payments	(4,875)	(4,875)
Financing fee	(500)	—
Balance, end of period	$63,979	$48,866
Less: current portion	10,000	—
Long-term portion	$53,979	$48,866

NOTE 12 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Fox Complex properties in Canada, and the El Gallo mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Reclamation and remediation liability, beginning balance	$35,452	$34,000
Settlements	(774)	(2,225)
Accretion of liability	2,354	2,405
Revisions to estimates and discount rate	5,664	1,257
Foreign exchange revaluation	(850)	15
Reclamation and remediation liability, ending balance	$41,846	$35,452
Less: current portion	12,576	5,761
Long-term portion	$29,270	$29,691

The adjustment reflecting updated estimates for the year ended December 31, 2022, primarily relates to a $3.2 million increase in obligations in Gold Bar, $1.2 million increase in obligations in Tonkin Springs and $1.3 million increase in obligations in El Gallo. By comparison, as at December 31, 2021, $0.5 million increase in obligations relates to Gold Bar, $0.1 million increase - Tonkin Springs and $0.6 million increase - Fox Complex.

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have reserves in compliance with S-K 1300. Reclamation accretion for all properties is as follows:

	Year ended December 31,
	2022	2021	2020
Reclamation adjustment reflecting updated estimates	$991	$1,045	$(113)
Reclamation accretion	2,354	2,405	1,901
Total	$3,345	3,450	$1,788

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 13 SHAREHOLDERS’ EQUITY

Share Consolidation and Articles of Amendment

Effective after the close of trading on July 27, 2022, the Company filed Articles of Amendment to its Second Amended and Restated Articles of Incorporation with the Colorado Secretary of State to, among other items, effect a one-for-ten reverse split of its outstanding common stock. This reverse split, or consolidation, resulted in every 10 shares of common stock outstanding immediately prior to the effective date being converted into one share of common stock after the effective date. The consolidation was effected following approval by the shareholders in order for the Company to regain compliance with the NYSE (the “New York Stock Exchange”) listing requirements, specifically those requiring a minimum share trading price of $1 per share. The consolidation was effective for trading purposes on July 28, 2022. Following the consolidation, the company purchased fractional shares resulting from the split.

The Articles of Amendment also served to reduce the Company’s authorized capital from 675,000,002 shares to 200,000,002 shares, with 200,000,000 shares being common stock and 2 shares being a special preferred stock.

Equity Issuances

Equity Financing

During the year ended December 31, 2021, the Company completed a registered direct offering of common stock and issued 3,000,000 shares priced at $10.50 per share for gross proceeds of $31.5 million. Total issuance costs amounted to $1.7 million for net proceeds of $29.9 million.

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

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of December 31, 2022, the Company had incurred a total of $21.4 million in eligible CEE ($12.7 million as of December 31, 2021). The Company expects to fulfill its remaining CEE commitments from its most recent common share flow through offering of $15.1 million by the end of 2023.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Flow-Through Shares Issuance – Canadian Development Expenses (“CDE”)

On January 29, 2021, the Company issued 1,260,060 flow-through common shares priced at $10.10 per share for gross proceeds of $12.7 million. The purpose of this offering was to fund the continued development of the Froome Mine. The total issuance costs related to the issuance of the flow-through shares were $0.7 million, which were accounted for as a reduction to the common shares. The net proceeds of $12.0 million were allocated between the sale of tax benefits in the amount of $1.2 million and the sale of common shares in the amount of $10.8 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). The Company satisfied the total of $12.7 million CDE requirement during 2021.

November 2019 Offering

On November 20, 2019 (the “November Offering”), the Company issued 3,775,000 Units at $13.25 per Unit, for net proceeds of $46.6 million (net of issuance costs of $3.5 million). Each Unit consisted of one share of common stock and one-half of one warrant. Ten whole warrants are exercisable at any time for one share of common stock of the Company at a price of $17.22, subject to customary adjustments, expiring five years from the date of issuance.  The warrants provide for cashless exercise under certain conditions. The warrants under the November Offering are listed for trading on an over the counter market.

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

As of December 31, 2022, 2,170,625 warrants issued under the November Offering remain outstanding and unexercised. The warrants expire in November 2024.

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (“Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors.  The number of shares of common stock reserved for issuance thereunder is 1.75 million shares, including shares issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code, which provide potential tax benefits to the recipients compared to non-qualified options.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

As of December 31, 2022, 447,787 options were outstanding under the plan (December 31, 2021 – 616,958).

Shareholder Distributions

Pursuant to the ARCA (Note 11), the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

Stock-Based Compensation

The following table summarizes information about stock options outstanding under the Plan at December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

	(in thousands, except per share and year data)
Balance at December 31, 2019	527	$20.02	3.0	$364
Granted	510	12.24	—	—
Exercised	(14)	10.20	—	10
Forfeited	(197)	21.79	—	2
Expired	(125)	11.85	—	—
Balance at December 31, 2020	701	$15.51	4.2	$53
Granted	95	12.21	—	—
Exercised	—	—	—	10
Forfeited	(159)	14.56	—	2
Expired	(20)	71.00	—	—
Balance at December 31, 2021	617	$13.43	4.2	$53
Forfeited	(159)	12.27	—	2
Expired	(10)	27.80	—	—
Balance at December 31, 2022	448	$13.43	2.6	$—
Exercisable at December 31, 2022	321	$13.81	2.6	$—

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted at or above the market value of the common stock as of the date of the grant. During the year ended December 31, 2021, the Company granted stock options to certain employees and directors for an aggregate of 0.1 million shares of common stock at a weighted average exercise price of $12.20 per share. The options vest equally over a three-year period if the individuals remain affiliated with the Company (subject to acceleration of vesting in certain events) and are exercisable for a period of five years from the date of grant.

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2022	2021	2020
Risk-free interest rate	-	0.519% to 0.873%	0.157% to 0.322%
Dividend yield	-	0.00%	0.00%
Volatility factor of the expected market price of common stock	-	63%	59%
Weighted-average expected life of option	-	3.5 years	3.5 years
Weighted-average grant date fair value	-	$1.22	$1.22

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

During the year ended December 31, 2022, the Company recorded stock option expense of $0.3 million (2021 – $0.8 million, 2020 – $0.6 million) while the corresponding fair value of awards vesting in the period was $0.8 million (2021 – $0.8 million and 2020 – $0.1 million).

As of December 31, 2022, there was $0.1 million (2021 – $0.6 million, 2020 - $1.4 million) of unrecognized compensation expense related to 0.4 million (2021 – 0.4 million, 2020 – 0.6 million) unvested stock options outstanding. This cost is expected to be recognized over a weighted-average period of approximately 0.9 years (2021 – 1.4 years, 2020 – 1.6 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2022, for the Company’s Plan and the replacement options from the acquisition of Lexam:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(in thousands, except per share amounts)
Non-vested, beginning of year	390	$4.26
Granted	—	$-
Cancelled/Forfeited	(99)	$4.16
Vested	(165)	$4.40
Non-vested, end of year	126	$4.15

NOTE 14 NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing the net income or (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments. Diluted net income per share is calculated using the treasury stock method. In applying the treasury stock method, employee stock options with an exercise price greater than the average quoted market price of the common shares for the period outstanding are not included in the calculation of diluted net income per share as the impact would be anti-dilutive.  Potentially dilutive instruments are not considered in calculating the diluted loss per share, as their effect would be anti-dilutive.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net (loss) per share for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020

	(amounts in thousands, unless otherwise noted)
Net loss	$(81,075)	$(56,712)	$(152,325)

Weighted average common shares outstanding	47,427	45,490	40,346
Diluted shares outstanding	47,427	45,490	40,346

Net loss per share - basic and diluted	$(1.71)	$(1.25)	$(3.78)

For the years ended December 31, 2022, 2021 and 2020, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 15 RELATED PARTY TRANSACTIONS

The Company incurred the following expense in respect to the related parties outlined below during the periods presented:

	Year ended December 31,
	2022	2021	2020
Lexam L.P.	$—	$78	$99
REVlaw	366	347	158

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	December 31, 2022	December 31, 2021
REVlaw	112	137

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Mr. McEwen participated as a lender in the $50.0 million term loan by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the year ended December 31, 2022, the Company paid $2.4 million (year ended December 31, 2021 – $2.8 million) in interest to this affiliate. Furthermore, pursuant to the ARCA, 104,585 shares of common stock valued at $0.9 million were issued to the affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender (Note 11).

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Mr. McEwen. The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility. The amount of interest paid during the year ended December 31, 2022, is $0.9 million (Note 11).

On August 23, 2021, an affiliate of Mr. McEwen participated in the Series B private placement offering conducted by McEwen Copper (Note 20).

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 4) were fair valued using the Black-Scholes valuation model as they are not quoted in an active market. Subsequently, the warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of December 31, 2022, no warrants related to the Nevgold transaction have been exercised.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

Assets and liabilities measured at fair value on a recurring basis

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2022 and 2021, as reported in the Consolidated Balance Sheets:

	Fair value as at December 31, 2022			Fair value as at December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,133	$—	$1,133	$1,644	$—	$1,644
Total investments	$1,133	$—	$1,133	$1,644	$—	$1,644

The Company’s investments as at December 31, 2022 mainly consist of marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The fair value of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 17 COMMITMENTS AND CONTINGENCIES

Commitments

The following are minimum commitments of the Company as at December 31, 2022, and related payments due over the following five years:

	Payments due by period
	2023	2024	2025	2026	Thereafter	Total
Mining and surface rights	$1,555	$1,401	$607	$600	$52	$4,215
Exploration - Los Azules	29,428	—	—	—	—	29,428
Exploration - Other	13,155	—	—	—	—	13,155
Reclamation costs(1)	12,815	1,400	1,744	3,068	32,821	51,849
Long-term debt	14,712	26,833	16,337	—	—	57,882
Lease obligations	1,572	689	272	147	—	2,680
Total	$73,237	$30,324	$18,960	$3,815	$32,873	$159,209
(1)	Amounts presented represent the undiscounted uninflated future payments.

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $27.8 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $11.5 million (C$15.6 million) in Canada with respect to the Black Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash (Note 18).

Surety Bonds

As at December 31, 2022, the Company had a surety facility in place to cover all its bonding obligations, which include $25.3 million of bonding in Nevada and $11.5 million (C$15.6 million) of bonding in Canada. The terms of the facility

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2022, the Company recorded $3.8 million in restricted cash as a deposit against the surety facility (Note 18).

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

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year ended December 31, 2022, the Company recorded revenue of $1.7 million (2021 – $1.3 million) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering were used for the continued development of the Company’s properties in the Timmins region of Canada. As of December 31, 2022, the Company has incurred $1.0 million of the required CEE spend and expects to fulfill the remaining $14.0 million of CEE commitments by the end of 2023 (Note 13).

Prepayment Agreement

On July 27, 2022, the Company entered into a precious metals purchase agreement with Auramet. Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e. the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in-transit to a refinery; or
(iii)	while being refined at a refinery.

During the year ended December 31, 2022, the Company received net proceeds of $46.0 million from the sales on a Supplier Advance Basis. The Company recorded revenue of $40.6 million related to the gold sales, with the remaining $6.2 million representing 3,500 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

NOTE 18 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$39,782	$54,287
Restricted cash - current	-	2,550
Restricted cash - non-current	3,797	3,797
Total cash, cash equivalents, and restricted cash	$43,579	$60,634

As of December 31, 2022, of $43.6 million of cash and cash equivalents, $2.5 million in cash and $35.6 million in bankers’ acceptance notes with maturity dates between 34 to 81 days are held by McEwen Copper. The non-current portion of restricted cash includes deposits related to the Company’s reclamation obligations and surety facility (Note 17).

NOTE 19 INCOME AND MINING TAXES

The Company’s income and mining tax (expense)/recovery consisted of:

	2022	2021	2020
United States	$—	$—	$—
Foreign	7,663	—	—
Current tax expense	$7,663	$—	$—

United States	$—	$(387)	$(817)
Foreign	(1,856)	(6,928)	(573)
Deferred tax recovery	$(1,856)	$(7,315)	$(1,390)

United States	$—	$(387)	$(817)
Foreign	5,806	(6,928)	(573)
Total income and mining tax expense/(recovery)	$5,806	$(7,315)	$(1,390)

The Company’s net loss before income and mining tax consisted of:

	2022	2021	2020
United States	$(20,618)	$(24,808)	$(127,524)
Foreign	(59,670)	(39,391)	(26,191)
Loss before income and mining taxes	$(80,288)	$(64,199)	$(153,715)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

A reconciliation of the tax provision for 2022, 2021 and 2020 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the financial statements is computed as follows:

Expected tax recovery at	2022	2021	2020
Loss before income and mining taxes	$(80,288)	$(64,199)	$(153,715)
Statutory tax rate	21%	21%	21%
US Federal and State tax expense at statutory rate	(16,860)	(13,482)	(32,280)
Reconciling items:
Equity pickup in MSC	(583)	1,326	374
Deferred foreign income inclusion	—	—	795
Realized flow-through expenditures	2,169	6,148	496
Realized flow-through premium	(2,011)	(3,486)	(338)
Adjustment for foreign tax rates	(8,384)	(3,039)	(2,043)
Deferred mining tax liability	116
Permanent differences	31,369	9,353	(2,546)
NOL expires and revisions	—	241	1,066
Valuation allowance	(10)	(4,377)	33,086
Income and mining tax expense (recovery)	$5,806	$(7,315)	$(1,390)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2022 and 2021 respectively are presented below:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$65,174	$70,830
Mineral Properties	69,326	59,426
Other temporary differences	22,433	29,009
Total gross deferred tax assets	156,933	159,265
Less: valuation allowance	(149,342)	(149,921)
Net deferred tax assets	$7,591	$9,344
Deferred tax liabilities:
Acquired mineral property interests	(7,746)	(9,344)
Total deferred tax liabilities	$(7,746)	$(9,344)
Deferred income and mining tax liability	$(155)	$—

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2022, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized.

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of year	Additions(a)	Deductions(b)	Balance at end of year
2022	$149,921	$6,600	$(7,179)	$149,342
2021	154,298	4,058	(8,435)	149,921
2020	121,212	39,794	(6,708)	154,298
(a)	The additions to valuation allowance mainly result from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

(b)	The reductions to valuation allowance mainly result from release of valuation allowance, expiration of the Company’s tax attributes, foreign exchange reductions of tax attributes in Canada, Mexico and Argentina and inflationary adjustments to tax attributes in Argentina.

As at December 31, 2022, 2021 and 2020, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Net-operating losses	$197,714	2027-Unlimited
Mexico	Net-operating losses	46,842	2023-2032
Canada(a)	Net-operating losses	35,576	2025-2040
Argentina(a)	Net-operating losses	1,288	2023-2027
(a)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups, and therefore, may be restricted in use to specific projects.

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2018 to 2022

Canada: 2014 to 2022

Mexico: 2017 to 2022

Argentina: 2017 to 2022

NOTE 20 NON-CONTROLLING INTERESTS

On August 23, 2021, the Company’s subsidiary, McEwen Copper, closed the first tranche of a Series B private placement offering in which McEwen Copper issued 4,000,000 common shares at a price of $10.00 per share for gross proceeds of $40.0 million. An affiliate of Mr. McEwen purchased all the shares in this first tranche. As of August 23, 2021 and  December 31, 2021, the affiliate held 18.6% ownership of McEwen Copper. As of September 30, 2022, this ownership was decreased to 15.57% due to the closing of the second and the third tranches of Series B private placement offering.

As a result of the common shares issued, the Company’s 100% ownership in McEwen Copper was reduced by 18.6% to 81.4%. The Company assessed 18.6% as non-redeemable non-controlling interests. Consequently, the Company recorded $14.9 million as non-controlling interests and $25.1 million as additional paid-in-capital on the Consolidated Balance Sheets in 2021.

On June 21, 2022, McEwen Copper closed the second tranche of the Series B private placement offering in which McEwen Copper issued 1,500,000 additional common shares at a price of $10.00 per share for gross proceeds of $15.0 million.

As a result of the common shares issued, the Company’s 81.4% ownership in McEwen Copper was reduced by 5.31% to 76.09%. The Company assessed 23.91% as non-redeemable non-controlling interests. Consequently, the Company recorded $7.6 million as non-controlling interests and $7.4 million as additional paid-in-capital in 2022.

On August 31, 2022, McEwen Copper closed its third and final tranche of the Series B private placement offering under which McEwen Copper issued 2,685,000 additional common shares at a price of $10.00 per share for gross proceeds of $26.9 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company recorded $5.0 million net loss attributed to non-controlling interests of 31.87% (December 31, 2021 - $0.2 million net loss attributed to non-controlling interests of 18.6%).

NOTE 21 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2022 and 2021:

	Three months ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$25,542	$30,647	$25,988	$28,240
Gross profit (loss)	(5,994)	4,235	1,503	(288)
Net loss attributable to McEwen shareholders	(19,327)	(14,409)	(9,976)	(37,364)
Net loss per share:
Basic and diluted	$(0.41)	$(0.30)	$(0.21)	$(0.79)
Weighted average shares outstanding:
Basic and diluted	47,369	47,428	47,427	47,428

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$23,740	$40,706	$37,129	$34,966
Gross profit (loss)	(4,986)	4,059	344	(5,897)
Net loss attributable to McEwen shareholders	(12,466)	(5,989)	(17,401)	(20,856)
Net loss per share:
Basic and diluted	$(0.28)	$(0.13)	$(0.38)	$(0.46)
Weighted average shares outstanding:
Basic and diluted	44,179	45,919	45,919	45,490

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted) (Continued)

NOTE 23 SUBSEQUENT EVENTS

On February 23, 2023, the Company and McEwen Copper consummated agreements pursuant to which a single investor purchased 2,850,000 shares of McEwen Copper common stock from that entity for gross proceeds of ARS $20.9 billion (the “Stellantis Private Placement”) and an additional 1,250,000 shares of McEwen Copper common stock from an indirect subsidiary of the Company for aggregate proceeds of ARS $9.1 billion (the “Stellantis Secondary Transaction”). In each transaction, the purchaser of the McEwen Copper common stock is FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V., a public limited liability company organized under the laws of The Netherlands (“Stellantis”).

The Stellantis Private Placement was concluded pursuant to the terms of a Private Placement Subscription Agreement between McEwen Copper and Stellantis dated as of February 23, 2023 (“Subscription Agreement”). The agreement to purchase the common stock of McEwen Copper in the Stellantis Secondary Transaction is embodied in an Offer Agreement of the same date between Stellantis, the Company, McEwen Copper and certain subsidiaries of McEwen Copper (“Offer”). Both the Stellantis Private Placement and Stellantis Secondary Transaction closed on February 24, 2023. The parties entered into certain ancillary agreements in conjunction with the two transactions.

Also on March 9, 2023, McEwen Copper and Nuton LLC, a current shareholder of McEwen Copper and subsidiary of Rio Tinto (“Nuton”), consummated the agreement pursuant to which Nuton exercised its preemptive rights under an existing shareholder agreement and agreed to purchase 350,000 shares of McEwen Copper common stock directly from McEwen Copper for aggregate proceeds of $6.6 million. On the same date, Nuton and the Company consummated the agreement pursuant to which Nuton purchased 1,250,000 shares of McEwen Copper common stock from the Company through its subsidiary for an aggregate purchase price of $23.4 million.

Upon consummation of each of the Nuton transactions discussed above, the Company owns 51.9% of McEwen Copper common stock on a fully diluted basis, and each of Nuton and Stellantis own 14.2%.

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

There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2023.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2023.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed or furnished (except where otherwise indicated) as part of this report:

1.1

Agency Agreement between the Company and Cantor Fitzgerald Corporation dated March 2, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 3, 2022, Exhibit 1.1, File No. 001-33190)

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001 33190)

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001 33190)

3.1.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on July 25, 2022 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 28, 2022, Exhibit 3.1, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
4.1

Description of Capital Stock (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, Exhibit 4.1, File No. 001-33190)

4.2

Form of Warrant issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190)

10.1*

Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190)

10.2

First Amendment to the Amended and Restated Equity Incentive Plan dated April 16, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 10.1, File No. 001-33190)

10.3*

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.4

Second Amended and Restated Credit Agreement among the Company, as Borrower, the Lenders party to the Agreement and Sprott Private Resource Lending II (Collector), LP, as Administrative Agent, dated April 1, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 6, 2022, Exhibit 10.2, File No. 001-33190)

10.5

Subordinated Promissory Note executed by the Company in favor of Evanachan Limited, dated March 31, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 6, 2022, Exhibit 10.1, File No. 001-33190)

10.6*

Consulting Agreement between the Company and Perry Ing, executed on June 8, 2022 (incorporated by reference from the Current Report on Form 8-K/A filed with the SEC on June 8, 2022, Exhibit 10.1, File No. 001-33190)

10.7

Form of Subscription Agreement between McEwen Copper Inc. and non-U.S. residents (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.1, File No. 001-33190).

10.8 10.9

Form of Subscription Agreement between McEwen Copper Inc. and U.S. residents (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.2, File No. 001-33190).

Form of Subscription Agreement between McEwenb Copper Inc. and an institutional investor (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.3, File No. 001-33190)

10.10

Unanimous Shareholder Agreement between Minera Andes Inc., Evanachan Limited, McEwen Copper Inc. and other parties dated August 20, 2021 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on August 25, 2021, Exhibit 10.2, File No. 001-33190)

10.11

Collaboration Agreement by and among McEwen Copper Inc., McEwen Mining Inc., Robert McEwen and Nuton LLC dated August 30, 2022 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on September 6, 2022, Exhibit 10.3, File No. 001-33190).

10.12.1

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (the “OJVA”) (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190)

10.12.2	First Amendment to OJVA, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190)
10.12.3	Second Amendment to OJVA, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190)

10.12.4	Third Amendment to OJVA, dated September 10, 2004 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190)
10.12.5	Fourth Amendment to OJVA, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190)
10.13

Subscription Agreement between McEwen Copper Inc. and Evanachan Limited dated August 20, 2021 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on August 25, 2021, Exhibit 10.1, File No. 001-33190)

10.14

Nuton Collaboration Agreement among McEwen Copper Inc., McEwen Mining Inc., Robert McEwen and Nuton LLC dated August 30, 2022 ((incorporated by reference from the Current Report on Form 8-K as filed with the SEC on September 6, 2022, Exhibit 10.3, File No. 001-33190)

10.15+	Private Placement Subscription Agreement between McEwen Copper Inc. and FCA Argentina S.A. dated as of February 23, 2023
10.16+	Offer Agreement among Andes Corporacion S.A., McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc. and FCA Argentina S.A. dated as of February 23, 2023
10.17+	Investor Rights Agreement among McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc., Robert McEwen and FCA Argentina S.A. dated as of February 23, 2023
10.18+	Binding Term Sheet for Subscription between Nuton LLC and McEwen Copper Inc. effective as of February 23, 2023
10.19+	Binding Term Sheet for Subscription for Seconary Offering of Shares amonbg Nuton LLC, McEwen Copper Inc. and McEwen Mining Inc. dated as of February 23, 2023
21+	List of subsidiaries of the Company
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.3+	Consent of Mining Plus US Corporation
23.5+	Consent of Michael C. Bauman
23.6+	Consent of P&E Mining Consultants Inc.
23.7+	Consent of Eric Sellars
23.8+	Consent of Aleksandr Mitrofanov
23.9+	Consent of Daniel D. Downton
23.10+	Consent of Dave Tyler
23.11+	Consent of Kenneth Tylee
23.12+	Consent of Benjamin Bermudez
23.13+	Consent of Kevin W. Kunkel
23.14+	Consent of Independent Mining Consultants Inc.
23.15+	Consent of Forte Dynamics
23.16+	Consent of Channa Kumarage
23.17+	Consent of SLR Consulting Ltd.
23.18+	Consent of Wood Canada Ltd.
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95+	Mine safety disclosure
101+

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2022, 2021 and 2020, (ii) the Audited Consolidated Balance Sheets as of December 31, 2022 and 2021, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (v) the Notes to the Audited Consolidated Financial Statements

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

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 13, 2023		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2023
Robert R. McEwen

/s/ PERRY ING	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2023
Perry Ing

/s/ ALLEN V. AMBROSE	Director	March 13, 2023
Allen V. Ambrose

/s/ RICHARD W. BRISSENDEN	Director	March 13, 2023
Richard W. Brissenden

/s/ WILLIAM SHAVER	Director	March 13, 2023
William Shaver

/s/ IAN J. BALL	Director	March 13, 2023
Ian Ball

/s/ MERRI SANCHEZ	Director	March 13, 2023
Merri Sanchez

/s/ ROBIN DUNBAR	Director	March 13, 2023
Robin Dunbar