Form 10-Q
period 2023-03-31
McEwen Mining Inc.
filed 2023-05-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,427,584 shares outstanding as of May 8, 2023.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2023	2022
Revenue from gold and silver sales	$34,752	$25,542
Production costs applicable to sales	(23,413)	(27,824)
Depreciation and depletion	(6,896)	(3,712)
Gross profit (loss)	4,443	(5,994)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	(31,880)	(9,756)
Advanced projects - Other	(1,680)	(1,379)
Exploration	(5,900)	(3,210)
General and administrative	(3,441)	(1,981)
Loss from investment in Minera Santa Cruz S.A. (Note 9)	(3,461)	(1,120)
Depreciation	(282)	(142)
Reclamation and remediation (Note 11)	(630)	(527)
	(47,274)	(18,115)
Operating loss	(42,831)	(24,109)

OTHER INCOME (EXPENSE):
Interest and other finance income (expenses), net	8,464	(1,640)
Other (expense) income (Note 3)	(2,579)	3,871
Total other income	5,885	2,231
Loss before income and mining taxes	(36,946)	(21,878)
Income and mining tax recovery	536	814
Net loss after income and mining taxes	(36,410)	(21,064)
Net (income) loss attributable to non-controlling interests (Note 17)	(6,666)	334
Net loss and comprehensive loss attributable to McEwen shareholders	$(43,076)	$(20,730)

Net loss per share (Note 13):
Basic and diluted	$(0.91)	$(0.45)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	47,428	46,402

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$190,776	$39,782
Investments (Note 5)	1,591	1,295
Receivables, prepaids and other assets (Note 6)	7,543	8,840
Inventories (Note 7)	23,560	31,735
Total current assets	223,470	81,652
Mineral property interests and plant and equipment, net (Note 8)	342,516	346,281
Investment in Minera Santa Cruz S.A. (Note 9)	89,990	93,451
Inventories (Note 7)	16,773	2,432
Restricted cash (Note 16)	4,227	3,797
Other assets	703	1,106
TOTAL ASSETS	$677,679	$528,719

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,155	$42,521
Contract liability (Note 16)	2,335	6,155
Flow-through share premium (Note 12)	2,703	4,056
Debt, current portion (Note 10)	16,000	10,000
Lease liabilities	1,167	1,215
Reclamation and remediation liabilities (Note 11)	12,797	12,576
Tax liabilities	8,231	7,663
Total current liabilities	89,388	84,186
Lease liabilities	968	1,191
Debt (Note 10)	48,124	53,979
Reclamation and remediation liabilities (Note 11)	29,410	29,270
Other liabilities	4,507	3,819
Total liabilities	$172,397	$172,445

Shareholders’ equity:
Common shares: 47,428 as of March 31, 2023 issued and outstanding (in thousands) (Note 12)	$1,754,086	$1,644,145
Non-controlling interests (Note 17)	115,608	33,465
Accumulated deficit	(1,364,412)	(1,321,336)
Total shareholders’ equity	505,282	356,274
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$677,679	$528,719

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 16

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2021	459,188	$1,615,596	$(1,240,432)	$14,777	$389,941
Stock-based compensation	—	183	—	—	183
Sale of flow-through common stock	14,500	10,320	—	—	10,320
Net loss	—	—	(20,730)	(334)	(21,064)
Balance, March 31, 2022	473,688	$1,626,099	$(1,261,162)	$14,443	$379,380

Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274
Stock-based compensation	—	28	—	—	28
Proceeds from McEwen Copper financing (Note 17)	—	109,913	—	75,477	185,390
Net income (loss)	—	—	(43,076)	6,666	(36,410)
Balance, March 31, 2023	47,428	$1,754,086	$(1,364,412)	$115,608	$505,282

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,410)	$(21,064)
Adjustments to reconcile net loss from operating activities:
Loss from investment in Minera Santa Cruz S.A. (Note 9)	3,461	1,120
Depreciation and amortization	7,263	3,606
Unrealized gain on investments (Note 5)	(296)	(618)
Reclamation accretion and adjustments to estimate (Note 11)	631	722
Income and mining tax recovery	(536)	(814)
Stock-based compensation	28	183
Change in other assets related to operations	(2,732)	(763)
Change in liabilities related to operations	(17)	2,008
Cash used in operating activities	$(28,608)	$(15,620)

Cash flows from investing activities:
Net additions to mineral property interests and plant and equipment	$(4,950)	$(4,045)
Cash used in investing activities	$(4,950)	$(4,045)

Cash flows from financing activities:
Proceeds from McEwen Copper financing (Note 17)	$185,390	$—
Issuance of flow-through common shares, net of issuance costs (Note 12)	—	14,376
Proceeds from promissory note (Note 10 and Note 14)	—	15,000
Subscription proceeds received in advance	—	300
Payment of finance lease obligations	(408)	(215)
Cash provided by financing activities	$184,982	$29,461
Increase in cash, cash equivalents and restricted cash	151,424	9,796
Cash, cash equivalents and restricted cash, beginning of period	43,579	60,634
Cash, cash equivalents and restricted cash, end of period	$195,003	$70,430

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(1,253)	$(1,202)
Interest received	9,044	6

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company produces and sells gold and silver from its operations in Canada, the United States and Argentina, and has a pipeline of exploration assets in Canada, the United States, Mexico and Argentina.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of March 31, 2023, the Company also owns a 51.9% interest in McEwen Copper Inc. (“McEwen Copper”), which holds the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investment in McEwen Copper as a controlling interest and its investment in MSC as an equity investment.

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the interim consolidated financial statements are adequate and not misleading. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2022.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2023 and 2022, the unaudited Consolidated Balance Sheet as at March 31, 2023 and the audited Consolidated Balance Sheet as at December 31, 2022, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

One-For-Ten Share Consolidation and Articles of Amendment

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

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 2 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision maker (“CODM”) reviews the operating results, assesses performance and makes decisions about the allocation of resources to these segments at the geographic region level or major mine/project level where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments for accounting purposes. The Company’s business activities that are not considered operating segments are included in General and Administrative and Other Income or Expense line item in the below table, and are provided for reconciliation purposes.

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

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended March 31, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$11,587	$23,165	$—	$—	$—	$34,752
Production costs applicable to sales	(9,341)	(14,072)	—	—	—	(23,413)
Depreciation and depletion	(1,260)	(5,636)	—	—	—	(6,896)
Gross profit	986	3,457	—	—	—	4,443

Advanced projects	(289)	—	(1,391)	—	(31,880)	(33,560)
Exploration	(773)	(4,740)	—	—	(387)	(5,900)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(3,461)	—	(3,461)
Segment loss	$(76)	$(1,283)	$(1,391)	$(3,461)	$(32,267)	$(38,478)
General and administrative and other						1,532
Loss before income and mining taxes						$(36,946)

Capital expenditures	$2,991	$2,773	$—	$—	$954	$6,718

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended March 31, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$11,742	$12,896	$904	$—	$—	$25,542
Production costs applicable to sales	(14,172)	(8,647)	(5,005)	—	—	(27,824)
Depreciation and depletion	(818)	(2,894)	—	—	—	(3,712)
Gross profit (loss)	(3,248)	1,355	(4,101)	—	—	(5,994)

Advanced projects	(45)	(91)	(1,243)	—	$(9,756)	(11,135)
Exploration	(1,449)	(1,700)	(1)	—	$(60)	(3,210)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(1,120)	$—	(1,120)
Segment loss	$(4,742)	$(436)	$(5,345)	$(1,120)	$(9,816)	$(21,459)
General and administrative and other						(419)
Loss before income and mining taxes						$(21,878)

Capital expenditures	$277	$3,546	$—	$—	$234	$4,057

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Long-lived Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2023	2022	2023	2022
USA (2)	$75,957	$70,577	$11,587	$11,742
Canada	95,326	91,552	23,165	12,896
Mexico	29,218	29,219	—	904
Argentina (3)	253,707	255,718	—	—
Total consolidated	$454,208	$447,066	$34,752	$25,542

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Elder Creek exploration property of $0.8 million as of March 31, 2023 (December 31, 2022 - $0.8 million).
(3)	Includes Investment in MSC of $90.0 million as of March 31, 2023 (December 31, 2022 – $93.5 million)

NOTE 3 OTHER INCOME

The following is a summary of other income for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Unrealized and realized gain on investments (Note 5)	$296	$445
Foreign currency gain on Blue Chip Swap	7,993	2,189
Foreign currency (loss) gain, other	(10,641)	798
Other (expense) income, net	(227)	439
Total other (expense) income	$(2,579)	$3,871

During the three months ended March 31, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian USD bank account to Argentina. These funds were used for the continued development of the Los Azules Copper project. The Company realized a net gain of $7.5 million comprised of a foreign currency gain of $7.9 million and a realized loss on investments of $0.4 million, including the impact of fees and commissions. For the three months ended March 31, 2022, the Company completed three Blue Chip Swap transactions and realized a net gain of $2.1 million comprised of a foreign currency gain of $2.2 million and a realized loss on investments of $0.1 million.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 4 CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and cash equivalents reported in the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Cash and cash equivalents held in USD	$45,697	$36,305
Cash and cash equivalents held in ARS¹	143,796	2,144
Cash and cash equivalents held in other currencies	1,283	1,333
Total cash and cash equivalents	$190,776	$39,782
(1)	Argentine Peso (“ARS”)

As of March 31, 2023, the cash balance of ARS $29.5 billion was converted to the USD using the official exchange rate of 209.0:1.  As of December 31, 2022, the cash balance of ARS $0.4 billion was converted to the USD using the official exchange rate of 177.2:1.

As of March 31, 2023, of $190.8 million of cash and cash equivalents, $149.1  million in cash and $9.7 million in bankers’ acceptance notes with maturity dates between 34 to 81 days were held by McEwen Copper.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the three months ended March 31, 2023:

	As at	Additions/	Net gain	Disposals/	Unrealized	As at
	December 31,	transfers during	(loss) on	transfers during	gain on	March 31,
	2022	period	securities sold	period	securities held	2023
Marketable equity securities – fair value	1,133	—	—	—	296	1,429
Warrants	162	—	—	—	—	162
Total Investments	$1,295	$—	$—	$—	$296	$1,591

On June 23, 2021, the Company closed the sale of two projects in Nevada, Limousine Butte and Cedar Wash, with Nevgold Corp. (“Nevgold”). In addition to $0.5 million cash received as part of the consideration, the Company received 4,963,455 common shares and 2,481,727 warrants of Nevgold. Upon issuance, the common shares received by the Company represented 10% of the issued and outstanding shares of Nevgold. The warrants have an exercise price of C$0.60 per share and are exercisable until June 23, 2023. The common shares trade on the TSX Venture Exchange.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Government sales tax receivable	$2,467	$2,868
Prepaids and other assets	5,076	5,972
Receivables, prepaid and other current assets	$7,543	$8,840

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Material on leach pads	$16,564	$7,571
In-process inventory	3,797	3,674
Stockpiles	11,275	15,392
Precious metals	1,896	2,119
Materials and supplies	6,801	5,411
	$40,333	$34,167
Less long-term portion	(16,773)	(2,432)
	$23,560	$31,735

During the three months ended March 31, 2022, inventory at the Fox Complex, El Gallo and Gold Bar operations were written down to their estimated net realizable value by $0.8 million, $3.4 million and $nil respectively. Of these write-downs, a total of $4.2 million was included in production costs applicable to sales and $nil was included in depreciation and depletion in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the new Regulation S-K 1300 requirements of the SEC. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar Mine and San José properties have proven and probable reserves estimated in accordance with S-K 1300. The Fox Complex is depleted and depreciated using the units-of-production method over the stated mine life, as the project does not have proven and probable reserves compliant with S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the three months ended March 31, 2023, no indicators of impairment have been noted for any of the Company’s mineral property interests.

NOTE 9 INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. MSC is operated by the Company’s joint venture partner, Hochschild Mining PLC.

In applying the equity method of accounting, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP. As such, the summarized financial data presented under this heading is presented in accordance with U.S. GAAP.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the operating results for MSC for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$45,740	$39,207
Production costs applicable to sales	(41,124)	(31,789)
Depreciation and depletion	(8,230)	(6,896)
Gross (loss) profit	(3,614)	522
Exploration	(1,952)	(1,735)
Other expenses(1)	(3,234)	(3,880)
Net loss before tax	$(8,800)	$(5,093)
Current and deferred tax expense	3,315	3,807
Net loss	$(5,485)	$(1,286)

Portion attributable to McEwen Mining Inc. (49%)
Net loss	$(2,687)	$(630)
Amortization of fair value increments	(884)	(613)
Income tax recovery	110	123
Loss from investment in MSC, net of amortization	$(3,461)	$(1,120)

(1) Other expenses include foreign exchange, accretion of asset retirement obligations and other finance-related expenses.

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

Changes in the Company’s investment in MSC for the three months ended March 31, 2023 and year ended December 31, 2022 are as follows:

	Three months ended March 31, 2023	Year ended December 31, 2022
Investment in MSC, beginning of period	$93,451	$90,961
Attributable net (loss) income from MSC	(2,687)	6,303
Amortization of fair value increments	(884)	(4,155)
Income tax recovery	110	628
Dividend distribution received	—	(286)
Investment in MSC, end of period	$89,990	$93,451

A summary of the key assets and liabilities of MSC as at March 31, 2023, before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at March 31, 2023	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$81,676	$705	$82,381
Total assets	$188,078	$79,484	$267,562

Current liabilities	$(52,936)	$—	$(52,936)
Total liabilities	$(82,855)	$(1,071)	$(83,926)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 10 DEBT

A reconciliation of the Company’s debt for the three months ended March 31, 2023 and for the year ended December 31, 2022 is as follows:

	Three months ended March 31, 2023	Year ended December 31, 2022
Balance, beginning of year	$63,979	$48,866
Promissory notes - initial recognition	—	15,000
Interest expense	1,347	5,488
Interest payments	(1,202)	(4,875)
Financing fee	-	(500)
Balance, end of period	$64,124	$63,979
Less: current portion	16,000	10,000
Long-term portion	$48,124	53,979

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Fox Complex properties in Canada and the El Gallo Project in Mexico.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2023 and for the year ended December 31, 2022 are as follows:

	Three months ended March 31, 2023	Year ended December 31, 2022
Asset retirement obligation liability, beginning balance	$41,846	$35,452
Settlements	(270)	(774)
Accretion of liability	610	2,354
Revisions to estimates and discount rate	20	5,664
Foreign exchange revaluation	1	(850)
Asset retirement obligation liability, ending balance	$42,207	$41,846
Less current portion	12,797	12,576
Long-term portion	$29,410	$29,270

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have reserves in compliance with S-K 1300. Reclamation accretion for all properties is as follows:

	Three months ended March 31,
	2023	2022
Reclamation adjustment reflecting updated estimates	$20	$—
Reclamation accretion	610	527
Total	$630	527

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

The Company is required to spend the flow-through share proceeds from the 2022 issuance on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of March 31, 2023, the Company had incurred a total of $5.6 million in eligible CEE (as of December 31, 2022 – $1.0 million). The Company expects to fulfill its remaining CEE commitments of $9.5 million by the end of 2023.

Shareholders’ Distributions

Pursuant to the Amended and Restated Credit Agreement, the Company is prevented from paying any dividends on its common stock, so long as the loan is outstanding.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022, as they would be anti-dilutive.

For the three months ended March 31, 2023, all the outstanding stock options (409,470) and all of the outstanding warrants (2,976,816) were excluded from the computation of diluted loss per share. Similarly, for the three months ended March 31, 2022, the outstanding stock options (599,110) and the outstanding warrants (2,977,077) were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended March 31,
	2023	2022
REVlaw	$48	214

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2023	December 31, 2022
REVlaw	$160	112

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer participated as a lender in the $50.0 million term loan to which the Company is borrower by providing $25.0 million of the total $50.0 million funding and continued as such under the ARCA. During the three months ended March 31, 2023, the Company paid $0.6 million, (three months ended March 31, 2022 – $0.6 million) in interest to this affiliate. The payments to the affiliate of Mr. McEwen are on the same terms as the non-affiliated lender. Interest is payable monthly at a rate of 9.75% per annum.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Mr. McEwen. The Promissory Note is payable in full on or before September 25, 2025, interest is payable monthly at a rate of 8% per annum and is subordinated to the ARCA loan facility. The amount of interest paid for the period ended March 31, 2023 was $0.3 million (March 31, 2022 – $nil).

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

Upon initial recognition, the warrants received as part of the asset sale to Nevgold (Note 5) were valued using the Black-Scholes valuation model as they are not quoted in an active market. The warrants have been accounted for as equity investment at cost. Average volatility of 94.6% was determined based on a selection of similar junior mining companies. The warrants are exercisable upon receipt and have an exercise price of $0.60 per share and expire June 23, 2023. As of March 31, 2023, no warrants related to the Nevgold transaction have been exercised.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at March 31, 2023 and December 31, 2022, as reported in the Consolidated Balance Sheets:

	Fair value as at March 31, 2023			Fair value as at December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,429	$—	$1,429	$1,133	$—	$1,133
Total investments	$1,429	$—	$1,429	$1,133	$—	$1,133

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at March 31, 2023 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $64.1 million (December 31, 2022 – $64.0 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at March 31, 2023, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at March 31, 2023, the Company had a surety facility in place to cover all its bonding obligations, which include $27.8 million of bonding in Nevada and $11.5 million (C$15.6 million) of bonding in Canada.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2023, the Company recorded $4.2 million in restricted cash in non-current assets as a deposit against the surety facility.

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2023, the Company recorded revenue of $0.4 million (2022 - $0.4 million) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering are required to be used for the continued exploration of the Company’s properties in the Timmins region of Canada. As at March 31, 2023, the Company has incurred $5.6 million of the required CEE spend and expects to fulfill the remaining $9.5 million of the CEE commitments by the end of 2023.

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

During the three months ended March 31, 2023, the Company received the combined net proceeds of $22.8 million from the sales on a Supplier Advance Basis. The Company recorded revenue of $26.7 million related to the gold sales, with the remaining $2.3 million representing 1,200 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

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

NOTE 17 NON-CONTROLLING INTERESTS

On February 23, 2023, the Company and its subsidiary, McEwen Copper, closed the equity financing with a single investor, FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V (“Stellantis”), which consisted of a private placement of 2,850,000 additional common shares issued by McEwen Copper for gross proceeds of ARS $20.9 billion ($108.8 million) and a secondary sale of an additional 1,250,000 shares of McEwen Copper common stock indirectly owned by the Company for aggregate proceeds of ARS $9.1 billion ($46.6 million).

On March 15, 2023, Nuton LLC, a current shareholder of McEwen Copper and subsidiary of Rio Tinto (“Nuton”), exercised its preemptive rights under an existing shareholder agreement to purchase 350,000 shares of McEwen Copper common stock directly from McEwen Copper for aggregate proceeds of $6.6 million. On the same date, the Company and Nuton closed a secondary sale of an additional 1,250,000 shares of McEwen Copper common stock indirectly owned by the Company for aggregate proceeds of $23.4 million.

As a result of the transactions, the Company’s 68.1% ownership in McEwen Copper was reduced by 16.2% to 51.9%. The Company determined that it still controlled McEwen Copper and, consequently, the Company recorded $72.1 million as non-controlling interests and $113.3 million as additional paid-in-capital in 2023.

As of March 31, 2023, the Company recorded $6.7 million net income attributed to non-controlling interests of 48.1% (March 31, 2022 - $0.3 million net loss attributed to non-controlling interests of 18.6%).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at March 31, 2023 and compares it to our financial condition at December 31, 2022. The discussion also analyzes our results of operations for the three months ended March 31, 2023 and compares those to the results for the three months ended March 31, 2022. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: adjusted net income or loss, adjusted net income or loss per share, cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document.

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 and to our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 30.

This discussion also includes references to “advanced-stage properties,” which are defined as properties for which advanced studies and reports have been completed indicating the presence of mineralized material or proven and probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or ever will have proven or probable reserves at those properties as defined by S-K 1300.

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended on March 31, 2023 and March 31, 2022 are abbreviated as Q1/23 and Q1/22, the reporting for the year ended December 31, 2022 is abbreviated as the full year 2022. All quarterly and other interim results are unaudited.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a silver to gold ratio of 84:1 for Q1/23, and 78:1 for Q1/22. Beginning with Q2/19, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979. We produce and sell gold and silver from our operations in Canada, the United States and Argentina, and have a pipeline of exploration assets in Canada, the United States, Mexico and Argentina.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of March 31, 2023, the Company also owns a 51.9% interest in McEwen Copper Inc. (“McEwen Copper”), which holds the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States. It also owns a 49% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investment in McEwen Copper as a controlling interest and its investment in MSC as an equity investment.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; C$ refers to Canadian dollars; and ARS refers to Argentine pesos. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q1/23 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the quarter ended March 31, 2023 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	We closed significant financings during Q1/23, primarily to advance our Los Azules copper project. On February 23, 2023, we closed an ARS $30 billion investment by FCA Argentina S.A., a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 2,850,000 common shares of McEwen Copper, and the purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. Additionally, on March 15, 2023, we closed a $30 million investment by Nuton LLC, a Rio Tinto Venture and existing McEwen Copper shareholder to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 350,000 common shares of McEwen Copper, and the purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. Proceeds of these transactions will be used to advance development of the Los Azules copper project, as well as for general corporate purposes at both McEwen Mining and McEwen Copper. A portion of the proceeds is also expected to be used to repay debt at McEwen Mining.

Operational Highlights

●	GEO production improved during Q1/23 compared to Q1/22. We produced 30,397 GEOs in Q1/23 which included 11,241 attributable GEOs from the San José mine(1) and reiterate our consolidated production guidance of 150,000 to 170,000 GEOs for full year 2023. Q1/23 GEOs produced increased by 21% compared to Q1/22.
●	Mill throughput increased by 25% at our Fox Complex operations. Crushing at the Stock Mill was replaced with remote crushing at Froome mine, which resulted in an increase in average tonnes per day (“tpd”) from 955 tpd in Q4/22 to 1,195 tpd in Q1/23. This sustained throughput improvement directly impacted our Q1/23 production of 12,700 GEOs, which places Fox Complex on track to meet guidance of 42,000 to 48,000 GEOs for full year 2023.
●	At the Gold Bar Mine, we placed 15,036 contained gold ounces on our leach pad during Q1/23 from material mined from Gold Bar South, which represents a significant increase from Q4/22 of 12,495 ounces. As a result, increases in gold ounce production compared to Q1/23 are expected to be realized during the remainder of full year 2023 to meet production guidance of 42,000 to 48,000 GEOs at the Gold Bar mine.
●	At the San José Mine, Q1/23 production was impacted by seasonal labor impacts and weaker than expected gold and silver mined grade against original forecast. MSC is executing on an infill drilling campaign to derisk its 2023 revised mine plan in order to meet its production guidance of 68,600 to 71,800 GEOs for full year 2023.
●	Progress at Los Azules: Including April, we have now drilled over 105,000 feet (32,000 meters) this drilling season, exceeding the original target of 80,000 feet (25,000 meters). On April 14, 2023 McEwen Copper submitted its Environmental Impact Report (“EIR”) for the future exploitation phase of the Los Azules project to authorities in San Juan, Argentina.
●	We continue to meet safety expectations. Our 100% owned operations continued to experience zero lost-time incidents (“LTIs”) during Q1/23.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $190.8 million, of which $158.8 is to be used towards advancing the Los Azules copper project, and consolidated working capital of $134.7 million as at March 31, 2023.
●	Revenues of $34.8 million were reported in Q1/23 from the sale of 19,193 GEOs from our 100% owned operations at an average realized price(2) of $1,856 per GEO. This compares to Q1/22 revenues of $25.5 million from the sale of 13,931 GEOs from our 100% owned operations at a realized price of $1,895 per GEO.

●	We reported a gross profit of $4.4 million and cash gross profit(2) of $11.3 million in Q1/23, compared to gross loss of $6.0 million and cash gross loss(2) of $2.3 million in Q1/22. The increase in gross profit and cash gross profit directly resulted from improvements in productivity across our Fox Complex and Gold Bar mine operations.
●	Net loss for Q1/23 was $43.1 million, or $0.91 per share, compared to Q1/22 of $20.7 million, or $0.45 per share. Compared to our gross profit, our net loss in Q1/23 was impacted by higher year-over-year exploration and advanced project expenditures, particularly at our Los Azules copper project.
●	We reported adjusted net loss of $6.4 million in Q1/23 compared to $13.0 million in Q1/22. Adjusted net loss excludes the impact of the results of McEwen Copper and MSC, and we believe this metric best represents the results of our 100% owned precious metal operations. For Q1/23, adjusted net loss includes $7.2 million in exploration and advanced project expenditures at our Fox Complex, Gold Bar mine and Fenix Project operations.
●	Cash costs per GEO sold for the Fox Complex in Q1/23 was $1,088, slightly above full year 2023 guidance of $1,000. At our Gold Bar mine, our cash costs per GEO sold in Q1/23 was $1,491, slightly above full year 2023 guidance of $1,400. At MSC, Q1/23 cash costs per GEO sold was $1,800, above full year 2023 guidance of $1,250.
●	AISC per GEO sold for the Fox Complex in Q1/23 was $1,311, or slightly below full year 2023 guidance of $1,320. At our Gold Bar mine, our AISC per GEO sold in Q1/23 was $1,725 was slightly above full year 2023 guidance of $1,680. At MSC, Q1/23 AISC per GEO sold was $2,234, above full year 2023 guidance of $1,550.

Exploration and Mineral Resources and Reserves

●	We spent $31.9 million on our Los Azules copper project in Argentina during Q1/23 to advance our multiple drill programs, the EIR, and our updated preliminary economic assessment, which we expect to release in Q2/23.
●	We also incurred $5.9 million in exploration expenses, primarily in respect of defining our resource at our Stock West advanced project in the Fox Complex and de-risking our mine plan at the Gold Bar mine through additional drilling in our Pick pits.

(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 30.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$34,752	$25,542
Production costs applicable to sales(1)	$(23,413)	$(27,824)
Gross profit (loss)(1)	$4,443	$(5,994)
Adjusted net loss	$(6,403)	$(13,015)
Adjusted net loss per share	$(0.14)	$(0.28)
Net loss	$(43,076)	$(19,327)
Net loss per share	$(0.91)	$(0.45)
Cash gross profit (loss)(1)	$11,339	$(2,282)
Cash used in operating activities	$(28,608)	$(15,620)
Cash additions to mineral property interests and plant and equipment	$(4,950)	$(4,045)
Cash and cash equivalents	$190,776	$63,783
Working capital	$134,082	$36,190

(1)	Excludes results from the San José mine, which is accounted for under the equity method.

	Three months ended March 31,
	2023	2022

	(in thousands, except per ounce)
GEOs produced(1)	30.4	25.1
100% owned operations	19.2	14.4
San José mine (49% attributable)	11.2	10.7
GEOs sold(1)	30.4	23.6
100% owned operations	19.2	13.9
San José mine (49% attributable)	11.2	9.8
Average realized price ($/GEO)(2)(3)	$1,856	$1,895
P.M. Fix Gold ($/oz)	$1,890	$1,877
Cash costs per ounce sold ($/GEO):(2)
100% owned operations	$1,220	$1,696
San José mine (49% attributable)	$1,800	$1,589
AISC per ounce sold ($/GEO):(2)
100% owned operations	$1,446	$2,146
San José mine (49% attributable)	$2,234	$2,103
Cash gross profit (loss)(2)	$11,339	$(2,282)
Silver:gold ratio(1)	84:1	78:1

(1)	Silver production is presented as a gold equivalent with a silver: gold ratio of 84:1 for Q1/23 and 78:1 for Q1/22.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 30.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

During Q1/23, we reported cash gross profit of $11.3 million for Q1/23, which represents an improvement of $13.6 million from a $2.3 million cash gross loss in Q1/22. The increase in cash gross profit is attributed to increased revenue of $9.3 million as compared to Q1/22, driven by increased GEO production, and lower production costs of $4.4 million as compared to Q1/22 as a result of productivity improvements at the Fox Complex and Gold Bar Mine. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, which we consider to be the nearest GAAP measure.

During Q1/23, we reported a net loss of $43.1 million (or $0.91 per share) compared to $20.7 million (or $0.45 per share) in Q1/22. Our Q1/23 gross profit of $4.4 million from our operations was offset by $39.5 million of advanced project and exploration expenditures, the majority of which were in respect of the Los Azules copper project.

We reported adjusted net loss of $6.4 million (or $0.14 per share) in Q1/23 compared to $13.0 million (or $0.28 per share) in Q1/22. Our adjusted net loss excludes the impact of McEwen Copper and MSC’s results on our net loss. We believe this metric best represents the results of our 100% owned precious metal operations For Q1/23, our adjusted net loss of $6.4 million includes $7.2 million of exploration and advanced project expenditures primarily at our Fox Complex operations to advance our Stock West property.

Production from our 100% owned mines of 19,193 GEOs in Q1/23 increased by 5,262 GEOs as compared to 14,412 GEOs produced in Q1/22. At our Fox Complex operations, we increased production by 5,030 GEOs in Q1/23 as compared to Q1/22 as a result of mill throughput improvements and higher gold head grades, while at Gold Bar our production remained relatively constant year over year.

Our attributable share of the San José mine production was 11,241 GEOs in Q1/23, which was 5% higher than 10,731 GEOs produced in Q1/22. This increase was primarily driven by an increase in tonnes processed, partially offset by lower gold and silver head grades.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales in Q1/23 of $34.8 million increased by 36% or $9.2 million compared to Q1/22 of $25.5 million. Higher revenues in Q1/23 compared to Q1/22 were primarily attributable to improved GEOs produced and sold at our Fox Complex, while Gold Bar production and sales remained relatively consistent. Realized gold prices decreased slightly in Q1/23 by $39 per gold ounce as compared to Q1/22, slightly offsetting our improved sales volumes.

Production costs applicable to sales in Q1/23 decreased by 16% or $4.4 million compared to Q1/22. We realized significant productivity improvements at Fox Complex in respect of increased mill throughput and at Gold Bar Mine in respect of a change in mining contractor.

Advanced project costs in Q1/23 of $33.6 million increased from $11.1 million in Q1/22. We spent $31.9 million during Q1/23 to advance multiple drilling campaigns and our updated preliminary economic assessment at the Los Azules copper project, and spent $1.4 million on the Fenix project for mobilization of the mill and rentals for the advancement of the project. We also spent $0.3 at Gold Bar mine towards sage grouse credits.

Exploration costs of $5.9 million for Q1/23 increased from $3.2 million in Q1/22. Exploration expenditures were primarily incurred at our Stock West advanced project, located within our Fox Complex operations in Canada, as we advance towards our goal of reopening the Stock mine. At our Gold Bar mine, we incurred $0.8 million of exploration costs primarily in respect of de-risking our mine plan for carbonaceous ore.

Loss from investment in MSC of $3.5 million in Q1/23 increased by $2.3 million from a $1.1 million loss in Q1/22. Seasonal labor impacts and weaker than expected mined grades against model negatively impacted MSC’s Q1/23 results. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Reclamation and remediation expenses of $0.6 million for Q1/23 was consistent with $0.5 million for Q1/22.

Interest and other finance income net, of $8.5 million in Q1/23 increased by $10.1 million compared to to $1.6 million expense in Q1/22 driven by interest earned on cash holdings denominated in Argentine pesos. The Company invested its Argentine pesos in money market funds to mitigate devaluation risks of the Argentine peso against the US Dollar.

Other expense of $2.6 million in Q1/23 increased from the $3.9 million income recognized in Q1/22 as a result of an increase in foreign exchange losses driven by cash holdings denominated in ARS. This is discussed further in Note 3 to the Consolidated Financial Statements.

Income and mining tax recovery of $0.5 million for Q1/23 increased compared to $0.8 million in Q1/22. The increase in the tax recovery for Q1/23 is primarily due to the flow-through share premium amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as at March 31, 2023 of $190.8 million increased by $147.2 million, from $39.8 million as at December 31, 2022. The increase in cash and cash equivalents in Q1/23 was primarily driven by the closing of private placements and secondary sales for McEwen Copper, and offset by $39.5 in advanced projects and exploration expenses incurred. Of our cash balance as at March 31, 2023, a total of $158.8 million is allocated for advancing the Los Azules copper project.

Cash used in investing activities of $5.0 million in Q1/23 was driven primarily by capital development at our Froome mine in Canada.

Cash from financing activities of $185.0 million in Q1/23, were due to the private placement and secondary sale transactions for McEwen Copper discussed above. Further details are provided in Note 17 to the Consolidated Financial Statements.

Working capital as at March 31, 2023 was $134.1 million, and increased by $136.6 million from negative working capital of $2.5 million as at December 31, 2022. The change is primarily attributable to an increase in our cash and cash equivalents as described above, offset by an increase in current debt of $16.0 million as a result of the timing of our required payments under the Amended and Restated Credit Agreement.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Operating Results
Mined mineralized material (t)	563	280
Average grade (g/t Au)	0.84	0.81
Processed mineralized material (t)	579	337
Average grade (g/t Au)	0.83	0.62
Gold ounces:
Produced	6.5	6.3
Sold	6.3	6.2
Silver ounces:
Produced	0.2	0.2
Sold	0.4	—
GEOs:
Produced	6.5	6.3
Sold	6.3	6.2
Revenue from gold and silver sales	$11,587	$11,742
Cash costs(1)	$9,341	$14,172
Cash costs per ounce sold ($/GEO)(1)	$1,491	$2,284
All‑in sustaining costs(1)	$10,805	$16,336
AISC per ounce sold ($/GEO)(1)	$1,725	$2,633
Silver : gold ratio	84:1	78:1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 30 for additional information.

Q1/23 compared to Q1/22

The Gold Bar mine produced 6,453 GEOs in Q1/23, slightly higher than 6,270 GEOs produced in Q1/22.

Revenue from gold and silver sales of $11.6 million in Q1/23 declined slightly from $11.7 million in Q1/22 as a result of a decrease in average realized gold price from $1,892 per ounce in Q1/22 to $1,814 per ounce in Q1/23 offsetting the increase in GEOs sold. Sales of 6,265 GEOs in Q1/23 were slightly higher than in Q1/22 of 6,205 GEOs.

Production costs applicable to sales of $9.3 million in Q1/23 decreased by $4.8 million from the $14.2 million in Q1/22 primarily as a result of operational improvements to productivity. Our mining strip ratio declined year-over-year as a result of an updated mine plan avoiding carbonaceous ore, decreasing the amount of waste tonnes mined as well as increasing ore tonnes mined.

Cash cost and AISC per GEO sold in Q1/23 were $1,491 and $1,725, respectively, and $2,284 and $2,633 in Q1/22, respectively. The decrease in unit costs realized were driven by productivity improvements as described above as we increased our mined and stacked tonnage while maintaining a similar cost base.

Exploration Activities – Nevada

During Q1/23, exploration activities were focused on de-risking the Pick Pit and defining the boundaries of our oxide resource to the west and southwest. Reverse circulation (“RC”) drilling was initiated at the beginning of March, targeting a total of 2,180 feet completed over 6 holes. The program will continue into Q2/23 for another 6 holes.

We also began RC drilling at our Benmark target, which tests the favorable Horse Canyon – Devil’s Gate contact zone near the Ridge fault projection. The Benmark target is immediately southwest of our leach pad, and if results are positive, may be accretive to our mine plan going forward. Results of our drilling, along with surface sample geochemistry results will be analyzed during Q2/23.

At Cabin South, an 18-hole phase I drill program was staked and snow clearing is complete. Drill pads were completed in April 2023 and drilling is expected to be underway shortly.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Grey Fox and Stock West advanced-stage projects; the Stock mill; a number of exploration properties located near the city of Timmins, Ontario, Canada; and the Black Fox mine, currently on care and maintenance.

Fox Complex

The following table summarizes the operating results for the Fox Complex for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	91	103
Average grade (g/t Au)	4.19	3.51
Processed mineralized material (t)	108	68
Average grade (g/t Au)	4.11	3.86
Gold ounces:
Produced	12.7	7.0
Sold, excluding stream	12.2	6.6
Sold, stream	0.7	0.6
Sold, including stream	12.9	7.2
Silver ounces:
Produced	1.4	0.7
Sold	2.5	—
GEOs:
Produced	12.7	7.7
Sold	12.9	7.2
Revenue from gold and silver sales	$23,165	$12,896
Cash costs(1)	$14,072	$8,647
Cash costs per ounce sold ($/GEO)(1)	$1,088	$1,193
All‑in sustaining costs(1)	$16,949	$12,531
AISC per ounce sold ($/GEO)(1)	$1,311	$1,729
Silver:gold ratio	84:1	78:1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 30 for additional information.

Q1/23 compared to Q1/22

The Froome mine produced 12,700 GEOs in Q1/23, which reflects a 66% increase from the 7,670 GEOs produced in Q1/22 and was driven by a 59% increase in processed mineralized material. We restructured our crushing operations at the Fox Complex and achieved a 25% increase in mill throughput compared to Q4/22.

Revenue from gold sales of $23.2 million increased in Q1/23 by $10.3 million compared to Q1/22, driven by an increase in GEOs sold by 78% and a slight increase in average realized gold price from $1,780 per ounce in Q1/22 to $1,792 per ounce in Q1/23. Average realized gold prices at the Fox Complex are impacted by our historic streaming arrangements.

Production costs applicable to sales were $14.1 million in Q1/23 compared to $8.6 million in Q1/22, reflecting the increase in GEOs produced and sold, as described above.

Cash cost and AISC per GEO sold were $1,088/oz and $1,311/oz in Q1/23, respectively, and $1,193 and $1,729 in Q1/22, respectively. The decrease in unit costs were driven by production improvements at the Froome mine, particularly in respect of a sustained increase in mill throughput from a restructuring of crushing activities. Additionally, mined gold grades were higher in Q1/23 which drove an increase in GEO production and sales.

Exploration Activities

In Q1/23, we incurred $4.7 million for exploration at Stock West. We drilled 96,870 feet over 92 holes completed, using seven surface diamond drill rigs. In addition, a follow up mineralogical study was initiated to help optimize remaining drill targets for the Stock West project as well as provide insights into planning Stock West production in respect of grade control and mill recovery.

Mexico Segment

The Mexico segment includes the El Gallo mine and the related advanced-stage Fenix Project, both located in Sinaloa state.

Advanced-Stage Properties – Fenix Project

We announced on December 31, 2020 the results of a feasibility study for the development of our 100%-owned Fenix Project, which includes existing heap leach material at the El Gallo mine and the El Gallo Silver deposit.

Key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

An agreement to purchase a second-hand gold processing plant and associated equipment was executed in September 2022 for a purchase price of $2.8 million. This package includes substantially all the major components required for Phase 1 of the anticipated Fenix Project as well as surplus items that can be sold or used at our other operations. This equipment purchase materially reduces the Phase 1 capital investment required which, for the process plant, was $25.3 million out of the $41.6 million total estimate in our Fenix Project feasibility study. During Q1/23, the plant was fully moved from Los Mochis to the Fenix Project site. A final processing flowsheet is being developed and a third-party engineering firm has been engaged to scope a startup plan for the Fenix Project.

Multiple strategic alternatives continue to be evaluated for the project including financing options, lowering capital costs, potential base metal evaluation and the possible divestiture of our Mexican business unit.

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2023 and 2022 on a 100% basis:

	Three months ended March 31,
	2023	2022

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	108	103
Average grade mined (g/t)
Gold	4.3	5.5
Silver	237	300
Processed mineralized material (t)	128	74
Average grade processed (g/t)
Gold	3.9	6.4
Silver	215	331
Average recovery (%):
Gold	85%	87%
Silver	88%	87%
Gold ounces:
Produced	13.7	13.2
Sold	13.5	11.8
Silver ounces:
Produced	778	685
Sold	783	640
GEOs:
Produced	22.9	21.9
Sold	22.8	20.0
Revenue from gold and silver sales	$45,740	$39,207
Average realized price:
Gold ($/Au oz)	$2,002	$1,961
Silver ($/Ag oz)	$23.84	$25.14
Cash costs(1)	$41,124	$31,789
Cash costs per ounce sold ($/GEO)(1)	$1,800	$1,589
All‑in sustaining costs(1)	$51,036	$42,068
AISC per ounce sold ($/GEO)(1)	$2,234	$2,103
Silver : gold ratio	84:1	78:1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 30 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1/23 compared to Q1/22

GEOs produced increased by 5% to 22,941 in Q1/23 from 21,900 in Q1/22. A 73% increase in ore tonnes processed was largely offset by declines in average gold and silver head grades processed. MSC has planned a drill program in Q2/23 to de-risk its full year 2023 mine plan and improve mined metal grades through the remainder of the year.

Revenue from gold and silver sales increased by 17% in Q1/23 to $45.7 million, compared to $39.2 million in Q1/22. Revenue increased both due to higher GEOs sold and a higher realized gold price per ounce in Q1/23.

Production costs applicable to sales were $41.1 million in Q1/23 compared to $31.8 million in Q1/22, primarily driven by higher tonnes processed during Q1/23 as inventory stockpiles were drawn down.

Cash costs and AISC per GEO sold were $1,800 and $2,234 in Q1/23, respectively, and $1,589 and $2,103 in Q1/22, respectively. The increase in unit costs were driven by lower head grades processed, resulting in lower sold ounces relative to production costs, which increased due to higher tonnes processed during Q1/23.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q1/23 resulted in a loss of $3.5 million , compared to a loss of $1.1 million in Q1/22.

McEwen Copper Inc.

We own a 51.9% interest in McEwen Copper Inc., which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA.

On February 23, 2023, we closed an ARS $30 billion investment by FCA Argentina S.A., a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 2,850,000 common shares of McEwen Copper, and the purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. Additionally, on March 15, 2023, we closed a $30 million investment by Nuton LLC, a Rio Tinto Venture and existing McEwen Copper shareholder to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 350,000 common shares of McEwen Copper, and the purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. Proceeds of these transactions will be used to advance development of the Los Azules copper project and for general corporate purposes at McEwen Copper and McEwen Mining, including the repayment of debt at McEwen Mining.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry deposits and is located in the Province of San Juan, Argentina. The total indicated and inferred resources were estimated at 10.2 and 19.3 billion lbs of copper, respectively, as determined in our 2017 PEA. Since that time, extensive enterprise optimization work has been completed on potential larger scale, lower cost and lower carbon footprint options compared with the 2017 PEA.

McEwen Copper spent $31.9 million dollars in Q1/23 on the activities below:

Drilling Program

Four drilling contractors operating a total of 15 drill rigs have been engaged for the 2022-2023 drilling season, which is expected to end by mid-Q2/23 as winter begins in San Juan. Included in this drill rig inventory are four Boart Longyear LF160 diamond drill rigs owned by Andes Corporacion Minera S.A., McEwen Copper’s wholly-owned Argentinean subsidiary, as well as the support of the only sonic drill rig in operation in Argentina. Over 105,000 feet (32,000 meters) of drilling has been completed to date in this drilling season, the majority of which are in respect of infill, geotechnical, and hydrological drilling to support our updated preliminary economic assessment, expected to be published in Q2/23. We also completed additional step-out exploration drilling to test further extension of the mineralization.

The drilling program aims to:

1. Increase drill hole density in an effort to upgrade our copper mineral resource classification and better understand our payback pit design;

2. Provide metallurgical, hydrological and geotechnical data to facilitate mine design;

3. Test for potential extensions of the resource to the north, south and at depth to determine how much larger the identified deposit could be; and

4. Gather other technical information to support our future feasibility study.

Road Construction

A new low altitude access road (max. 11,155 feet above sea level) was completed in 2022, which has only one high mountain pass, which we share with other mining projects, including El Pachón (Glencore) and Altar (Stillwater-Sibanye and Aldebaran Resources). We expect the new road will be further upgraded and adapted for winter operating conditions. It was successfully used for demobilization and allowed the drilling season to be extended until May 2022. In addition, work is being done on the initial exploration access road to extend road widths and improve berms. We also successfully improved switchbacks to allow for the passage of semi-trailer transports. As we advance, this will allow for safer operation and more cost and logistics efficiencies. It is anticipated that the two existing roads to the site will provide almost year-round access to adequately support the current phase of work.

Technical Studies

Our study teams continue to work on an updated PEA to include all available drill information, assay information and metallurgical testing of core obtained during the 2017, 2018 and 2022 exploration seasons. Work on trade-off studies related to power supply and the potential for renewables, mining methods and processing options, an updated glacier study, and initial geotechnical fieldwork for the design of the heap leach, a potential future tailings as well as waste storage facilities were continued during the quarter. Hydro-geological holes are underway as discussed above, and complement the work on the assessments of historical information and the re-establishment of existing water monitoring locations.

Hyperspectral scanning has been completed all historic core, and new core is scanned when obtained. Data from this initiative will ensure a refined and improved geological and resource model. Hyperspectral data is expected to be used for geotechnical, metallurgical and resource modelling.

A preliminary optimization study completed by Whittle Consulting in Q1/22 using existing information was further refined during the remainder of the year. The study focused on the following objectives: value improvement, scale and capital requirement optimization, reduction in complexity, risk minimization and to enable fast trade-off analysis of environmentally friendly and regenerative solutions. Currently, we are developing a scenario for Los Azules as an open pit mine that initially processes leachable copper content in a heap leach, with a solvent extraction and electrowinning (“SX/EW”) facility to produce LME Grade A copper cathodes for consumption in Argentina or export. This scenario will greatly reduce capital expenditures, as compared to using a flotation concentrator, and would be more environmentally friendly due to a lower carbon footprint and usage of significantly less water.

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

An Environmental Impact Report on the Los Azules project was submitted to the Ministry of Mining in Argentina on April, 14, 2023. The 6th EIR Update for Exploration phase is under review by regulatory authorities.

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

Adjusted Net Income or Loss and Adjusted Net Income or Loss Per Share

Adjusted net income or loss is a non-GAAP financial measure and does not have any standardized meaning. We use adjusted net income to evaluate our operating performance and ability to generate cash flow from our wholly-owned operations in production; we disclose this metric as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our precious metal operations and capital activities separately from our copper operations. The most directly comparable measure prepared in accordance with GAAP is net loss. Adjusted net income is calculated by adding back McEwen Copper and MSC’s income or loss impacts to our consolidated net income or loss.

The following tables present a reconciliation of adjusted net income to the most directly comparable GAAP measure, net income:

	Three months ended March 31,
	2023	2022

Adjusted net income or loss	(in thousands)
Net loss after income and mining taxes	$(36,410)	$(21,064)
Adjusted for:
Advanced Projects – McEwen Copper (Note 2)	31,880	9,756
Exploration – McEwen Copper (Note 2)	387	60
General and administrative – McEwen Copper	773	104
Interest and other finance income – McEwen Copper	(9,198)	(467)
Foreign currency gain – McEwen Copper	2,112	(2,523)
Income tax expense – McEwen Copper	592	—
Loss from investment in Minera Santa Cruz S.A. (Note 9)	3,461	1,120
Adjusted net loss	$(6,403)	$(13,015)
Weighted average shares outstanding (thousands)	47,428	46,402
Adjusted net loss per share	(0.14)	(0.28)

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended March 31, 2023
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit	$986	$3,457	$—	$4,443
Add: Depreciation and depletion	1,260	5,636	—	6,896
Cash gross profit	$2,246	$9,093	$—	$11,339

	Three months ended March 31, 2022
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit (loss)	$(3,248)	$1,355	$(4,101)	$(5,994)
Add: Depreciation and depletion	818	2,894	—	3,712
Cash gross profit (loss)	$(2,430)	$4,249	$(4,101)	$(2,282)

	Three months ended March 31,
	2023	2022

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit (loss)	$(3,614)	$522
Add: Depreciation and depletion	8,230	6,896
Cash gross profit	$4,616	$7,418

Cash Costs and All-In Sustaining Costs

The terms cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), and all-in sustaining cost per ounce used in this report are non-GAAP financial measures. We report these measures to provide additional information regarding operational efficiencies on an individual mine basis, and believe these measures used by the mining industry provide investors and analysts with useful information about our underlying costs of operations.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended March 31, 2023
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$9,341	$14,072	$23,413
Mine site reclamation, accretion and amortization	—	—	—
In‑mine exploration	482	—	482
Capitalized underground mine development (sustaining)	—	2,655	2,655
Capital expenditures on plant and equipment (sustaining)	693	—	693
Sustaining leases	289	222	511
All‑in sustaining costs	$10,805	$16,949	$27,754
Ounces sold, including stream (GEO)	6.3	12.9	19.2
Cash costs per ounce sold ($/GEO)	$1,491	$1,088	$1,220
AISC per ounce sold ($/GEO)	$1,725	$1,311	$1,446

	Three months ended March 31, 2022
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$14,172	$8,647	$22,819
Mine site reclamation, accretion and amortization	179	—	179
In‑mine exploration	1,131	—	1,131
Capitalized underground mine development (sustaining)	—	3,687	3,687
Capital expenditures on plant and equipment (sustaining)	277	—	277
Sustaining leases	577	197	774
All‑in sustaining costs	$16,336	$12,531	$28,867
Ounces sold, including stream (GEO)	6.2	7.2	13.5
Cash costs per ounce sold ($/GEO)	$2,284	$1,193	$1,696
AISC per ounce sold ($/GEO)	$2,633	$1,729	$2,146

	Three months ended March 31,
	2023	2022

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$41,124	$31,789
Mine site reclamation, accretion and amortization	292	85
Site exploration expenses	1,952	1,735
Capitalized underground mine development (sustaining)	7,130	7,520
Less: Depreciation	(550)	(578)
Capital expenditures (sustaining)	1,089	1,517
All‑in sustaining costs	$51,036	$42,068
Ounces sold (GEO)	22.8	20.0
Cash costs per ounce sold ($/GEO)	$1,800	$1,589
AISC per ounce sold ($/GEO)	$2,234	$2,103

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

	Three months ended March 31,
	2023	2022

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$34,752	$25,542
Less: revenue from gold sales, stream	402	368
Revenue from gold and silver sales, excluding stream	$34,350	$25,174
GEOs sold	19.2	13.9
Less: gold ounces sold, stream	0.7	0.6
GEOs sold, excluding stream	18.5	13.3
Average realized price per GEO sold, excluding stream	$1,856	$1,895

	Three months ended March 31,
	2023	2022

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$27,065	$23,114
Silver sales	18,675	16,093
Gold and silver sales	$45,740	$39,207
Gold ounces sold	13.5	11.8
Silver ounces sold	783	640
GEOs sold	22.8	20.0
Average realized price per gold ounce sold	$2,002	$1,961
Average realized price per silver ounce sold	$23.84	$25.14
Average realized price per GEO sold	$2,002	$1,960

Liquid assets

The term liquid assets is also a non-GAAP financial measure. We report this measure to better understand our liquidity in each reporting period.

Liquid assets are calculated as the sum of the Balance Sheet line items of cash and cash equivalents, restricted cash, current investments, and trade receivables plus ounces of doré held in precious metals inventories valued at the London PM Fix spot price at the corresponding period. The following table summarizes the calculation of liquid assets as at March 31, 2023 and 2022:

	March 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$190,776	$63,783
Restricted cash	4,227	6,647
Investments	1,591	2,424
Precious metals(1)	1,896	1,783
Total liquid assets	$198,490	$74,637

(1)	Please see Note 7 of the Consolidated Financial Statements

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

The were no significant changes in our Critical Accounting Policies since December 31, 2022. For further details on the Company’s accounting policies, refer to the Form 10-K for the year ended December 31, 2022.

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

Risk Factors Impacting Forward-looking Statements

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31,2022 and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy;
●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics, and direct and indirect effects of COVID-19 or other pandemics on our business plans and operations;

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
●	our ability to maintain an on-going listing of our common stock on the New York Stock Exchange or another national securities exchange in the United States;
●	decisions of foreign countries, banks and courts within those countries;
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions;
●	operating results of MSC;
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;
●	timing and amount of mine production;
●	our ability to retain and attract key personnel;
●	technological changes in the mining industry;
●	changes in operating, exploration or overhead costs;
●	access and availability of materials, equipment, supplies, labor and supervision, power and water;
●	results of current and future exploration activities;
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
●	changes in our business strategy;
●	interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	the uncertainty of reserve estimates and timing of development expenditures;
●	litigation or regulatory investigations and procedures affecting us;
●	changes in federal, state, provincial and local laws and regulations;
●	local and community impacts and issues including criminal activity and violent crimes;
●	accidents, public health issues, and labor disputes;
●	uncertainty relating to title to mineral properties;
●	changes in relationships with the local communities in the areas in which we operate; and
●	decisions by third parties over which we have no control.

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

Foreign Currency Risk

In general, the devaluation of non-U.S. dollar currencies with respect to the U.S. dollar has a positive effect on our costs and liabilities which are incurred outside the U.S. while it has a negative effect on our non-U.S. dollar denominated assets. Although we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos or Argentine pesos.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 88% on an annual basis. During the three months ended March 31, 2023, the Argentine peso devalued 17.3% compared to a devaluation of 7.7% in the same period of 2022.

During the three months ended March 31, 2023, the Mexican peso appreciated 7.2% against the U.S dollar compared to a 1% increase during in the same period in 2022.

The Canadian dollar experienced a 1.7% appreciation against the U.S. dollar for the three months ended March 31, 2023, compared to a 1% appreciation in the comparable period of 2022.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balance was $0.86 million (C$1.12 million) and $0.2 million (MXN3.62 million), respectively, at March 31, 2023. The effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future. For the period ending March 31, 2023, our Argentine peso holdings were $140.9 million (ARS 29.5 billion). A 1% change in the value of the Argentine peso relative to the U.S. dollar would impact our results of operations by $1.4 million. We are using market risk-sensitive investments to manage our exposure to the Argentine peso relative to the U.S. dollar. During Q1/23, we earned interest of $9.0 million on our Argentine peso cash holdings against a foreign exchange loss of $6.9 million related to foreign exchange devaluation.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2023, our VAT receivable balance was 14.6 million Mexican pesos, equivalent to approximately $0.8 million, for which a 1% change in the Mexican peso would have resulted in a immaterial gain/loss in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect our results of operations and cash flows. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $34.9 million for the three months ended March 31, 2023, a 10% change in the price of gold and silver would have had an impact of approximately $3.5 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At March 31, 2023, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of March 31, 2023, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risks on the collection of our VAT receivables, which amount to $0.8 million as at March 31, 2023.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2023, we have surety bonds of $39.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2023, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS.

There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.DEFAULTS UPON SENIOR SECURITIES.

None.

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

None.

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
10.1

Private Placement Subscription Agreement between McEwen Copper Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.15, File No. 001-33190)

10.2

Offer Agreement among Andes Corporacion S.A., McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.16, File No. 001-33190)

10.3

Investor Rights Agreement among McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc., Robert McEwen and FCA Argentina S.A. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.17, File No. 001-33190)

10.4

Binding Term Sheet for Subscription between Nuton LLC and McEwen Copper Inc. effective as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.18, File No. 001-33190)

10.5

Binding Term Sheet for Subscription for Secondary Offering of Shares among Nuton LLC, McEwen Copper Inc. and McEwen Mining Inc. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.19, File No. 001-33190)

10.6+	Private Placement Subscription Agreement between Nuton LLC and McEwen Copper Inc. dated as of March 9, 2023.
10.7+	Share Purchase Agreement among McEwen Mining Inc., McEwen Copper Inc., Robert McEwen, Minera Andes Inc. and Nuton LLC dated as of March 9, 2023.
10.8+	Amendment No. 1 to Collaboration Agreement among McEwen Mining Inc., McEwen Copper Inc. Robert McEwen and Nuton LLC dated as of March 9, 2023.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95	Mine safety disclosure.
101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2023 and 202w, (ii) the Unaudited Consolidated Balance Sheets as of March 31, 2023 and Audited Consolidated Balance Sheet as at December 31, 2022, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
+ Filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 8, 2023	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: May 8, 2023	By: Perry Ing,
Interim Chief Financial Officer