Form 10-K/A
period 2022-12-31
McEwen Mining Inc.
filed 2023-06-29
CIK 314203

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

Auditor Name: Ernst & Young LLP      Auditor Location: Toronto, Canada          Auditor Firm ID: 1263

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2023 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing, pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, the Company is filing the consent of the independent auditors of MSC and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2022, 2021 and 2020 and accordingly, the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2022 and 2021, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Statements of Changes in Equity, and Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing and Prior Amendment have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 13, 2023. Furthermore, readers are cautioned to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of MSC results.

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

10.9

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
10.13

Subscription Agreement between McEwen Copper Inc. and Evanachan Limited dated August 20, 2021 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on August 25, 2021, Exhibit 10.1, File No. 001-33190)

10.14

Nuton Collaboration Agreement among McEwen Copper Inc., McEwen Mining Inc., Robert McEwen and Nuton LLC dated August 30, 2022 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on September 6, 2022, Exhibit 10.3, File No. 001-33190)

10.15

Private Placement Subscription Agreement between McEwen Copper Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March  13, 2023, Exhibit 10.15, File No. 001-33190)

10.16

Offer Agreement among Andes Corporacion S.A., McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 10.16, File No. 001-33190)

10.17

Investor Rights Agreement among McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc., Robert McEwen and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 10.17, File No. 001-33190)

10.18

Binding Term Sheet for Subscription between Nuton LLC and McEwen Copper Inc. effective as of February 23, 2023 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 10.18, File No. 001-33190)

10.19

Binding Term Sheet for Subscription for Seconary Offering of Shares amonbg Nuton LLC, McEwen Copper Inc. and McEwen Mining Inc. dated as of February 23, 2023 (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 10.19, File No. 001-33190)

21	List of subsidiaries of the Company (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 21, File No. 001-33190)
23.1

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.1, File No. 001-33190)

23.3	Consent of Mining Plus US Corporation (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.3, File No. 001-33190)
23.5	Consent of Michael C. Bauman (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.5, File No. 001-33190)
23.6	Consent of P&E Mining Consultants Inc. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.6, File No. 001-33190)
23.7	Consent of Eric Sellars (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.7, File No. 001-33190)
23.8	Consent of Aleksandr Mitrofanov (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.8, File No. 001-33190)
23.9	Consent of Daniel D. Downton (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.9, File No. 001-33190)
23.10	Consent of Dave Tyler (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.10, File No. 001-33190)

23.11	Consent of Kenneth Tylee (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.11, File No. 001-33190)
23.12	Consent of Benjamin Bermudez (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.12, File No. 001-33190)
23.13	Consent of Kevin W. Kunkel (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.13, File No. 001-33190)
23.14	Consent of Independent Mining Consultants Inc. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.14, File No. 001-33190)
23.15	Consent of Forte Dynamics (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.15, File No. 001-33190)
23.16	Consent of Channa Kumarage (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.16, File No. 001-33190)
23.17	Consent of SLR Consulting Ltd. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.17, File No. 001-33190)
23.18	Consent of Wood Canada Ltd. (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 13, 2023, Exhibit 23.18, File No. 001-33190)
23.19+	Consent of Independent Auditors
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95**	Mine safety disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 7, 2022, Exhibit 95, File No. 001-33190)
99.1+	MSC Financials 2022
101**

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

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.
**	Previously filed with or incorporated by reference in the original filing filed on March 7, 2022.
+	Filed or furnished with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: June 29, 2023		Perry Y. Ing, Interim Chief Financial Officer

ITEM 1.