Form 10-Q
period 2023-06-30
McEwen Mining Inc.
filed 2023-08-09
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,474,118 shares outstanding as of August 9, 2023.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue from gold and silver sales	$34,395	$30,647	$69,147	$56,189
Production costs applicable to sales	(29,570)	(22,943)	(52,983)	(50,767)
Depreciation and depletion	(8,293)	(3,469)	(15,189)	(7,181)
Gross profit (loss)	(3,468)	4,235	975	(1,759)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	(28,524)	(14,081)	(60,405)	(23,837)
Advanced projects - Other	(1,275)	(841)	(2,954)	(2,220)
Exploration	(5,852)	(4,293)	(11,752)	(7,503)
General and administrative	(2,050)	(2,456)	(5,491)	(4,437)
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	(914)	2,511	(4,375)	1,391
Depreciation	(309)	(138)	(591)	(280)
Reclamation and remediation (Note 11)	(620)	(1,506)	(1,250)	(2,033)
	(39,544)	(20,804)	(86,818)	(38,919)
Operating loss	(43,012)	(16,569)	(85,843)	(40,678)

OTHER INCOME (EXPENSE):
Interest and other finance income (expenses), net	19,577	(1,639)	28,041	(3,279)
Other (expense) income (Note 3)	(21,875)	5,802	(24,454)	9,672
Total other income	(2,298)	4,163	3,587	6,393
Loss before income and mining taxes	(45,310)	(12,406)	(82,256)	(34,285)
Income and mining tax recovery	2,049	—	2,585	815
Net loss after income and mining taxes	(43,261)	(12,406)	(79,671)	(33,470)
Net (income) loss attributable to non-controlling interests (Note 17)	21,634	(46)	14,968	288
Net loss and comprehensive loss attributable to McEwen shareholders	$(21,627)	$(12,452)	$(64,703)	$(33,182)

Net loss per share (Note 13):
Basic and diluted	$(0.46)	$(0.26)	$(1.36)	$(0.71)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	47,428	47,427	47,428	46,917

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$84,823	$39,782
Investments (Note 5)	29,188	1,295
Receivables, prepaids and other assets (Note 6)	6,860	8,840
Inventories (Note 7)	24,052	31,735
Total current assets	144,923	81,652
Mineral property interests and plant and equipment, net (Note 8)	338,893	346,281
Investment in Minera Santa Cruz S.A. (Note 9)	88,781	93,451
Inventories (Note 7)	15,603	2,432
Restricted cash (Note 16)	4,227	3,797
Other assets	757	1,106
TOTAL ASSETS	$593,184	$528,719

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,105	$42,521
Contract liability (Note 16)	4,971	6,155
Flow-through share premium (Note 12)	1,220	4,056
Debt, current portion (Note 10)	—	10,000
Lease liabilities	1,070	1,215
Reclamation and remediation liabilities (Note 11)	9,922	12,576
Tax liabilities	608	7,663
Total current liabilities	52,896	84,186
Lease liabilities	901	1,191
Debt (Note 10)	40,000	53,979
Reclamation and remediation liabilities (Note 11)	33,070	29,270
Other liabilities	4,240	3,819
Total liabilities	$131,107	$172,445

Shareholders’ equity:
Common shares: 47,474 as of June 30, 2023 and 47,428 as of December 31, 2022 issued and outstanding (in thousands) (Note 12)	$1,754,142	$1,644,145
Non-controlling interests (Note 17)	93,974	33,465
Accumulated deficit	(1,386,039)	(1,321,336)
Total shareholders’ equity	462,077	356,274
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$593,184	$528,719

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended June 30, 2022 and 2023:	Shares	Amount	Deficit	Interests	Total
Balance, March 31, 2022	47,369	$1,626,099	$(1,261,162)	$14,443	$379,380
Stock-based compensation	—	7	—	—	7
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary	—	6,907	—	7,593	14,500
Net loss	—	—	(12,452)	46	(12,406)
Balance, June 30, 2022	47,428	$1,633,513	$(1,273,614)	$22,082	$381,981

Balance, March 31, 2023	47,428	$1,754,086	$(1,364,412)	$115,608	$505,282
Stock-based compensation	—	56	—	—	56
Restricted shares issued	46	—	—	—	—
Net loss	—	—	(21,627)	(21,634)	(43,261)
Balance, June 30, 2023	47,474	$1,754,142	$(1,386,039)	$93,974	$462,077

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Six months ended June 30, 2022 and 2023	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2021	45,919	$1,615,596	$(1,240,432)	$14,777	$389,941
Stock-based compensation	—	190	—	—	190
Sale of flow-through common shares	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary	—	6,907	—	7,593	14,500
Net loss	—	—	(33,182)	(288)	(33,470)
Balance, June 30, 2022	47,428	$1,633,513	$(1,273,614)	$22,082	$381,981

Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274
Stock-based compensation	—	84	—	—	84
Restricted shares issued	46	—	—	—	—
Proceeds from McEwen Copper financing (Note 17)	—	109,913	—	75,477	185,390
Net loss	—	—	(64,703)	(14,968)	(79,671)
Balance, June 30, 2023	47,474	$1,754,142	$(1,386,039)	$93,974	$462,077

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(79,671)	$(33,470)
Adjustments to reconcile net loss from operating activities:
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	4,375	(1,391)
Depreciation and amortization	15,780	7,492
Unrealized gain on investments (Note 5)	(3,010)	(589)
Foreign exchange loss on investments (Note 5)	1,810	—
Foreign exchange (gain) loss	24,691	(7,980)
Reclamation accretion and adjustments to estimate (Note 11)	1,535	3,072
Income and mining tax recovery	(2,585)	(815)
Stock-based compensation	84	190
Change in non-cash working capital items:
Change in other assets related to operations	(378)	(5,250)
Change in liabilities related to operations	(16,393)	(13,594)
Cash used in operating activities	$(53,762)	$(52,335)

Cash flows from investing activities:
Net additions to mineral property interests and plant and equipment	$(8,958)	$(8,252)
Investment in marketable equity securities (Note 5)	(26,855)	—
Dividends received from Minera Santa Cruz S.A. (Note 9)	295	286
Cash used in investing activities	$(35,518)	$(7,966)

Cash flows from financing activities:
Proceeds from McEwen Copper financing (Note 17)	$185,390	$14,500
Issuance of flow-through common shares, net of issuance costs	—	14,376
Proceeds from promissory note	—	15,000
Principal repayment on debt (Note 10)	(25,000)	—
Subscription proceeds received in advance	—	(2,850)
Payment of finance lease obligations	(948)	(1,521)
Cash provided by financing activities	$159,442	$39,505
Effect of exchange rate change on cash and cash equivalents	(24,691)	7,980
(Decrease) increase in cash, cash equivalents and restricted cash	45,471	(12,816)
Cash, cash equivalents and restricted cash, beginning of period	43,579	60,634
Cash, cash equivalents and restricted cash, end of period	$89,050	$47,818

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(2,106)	$(2,829)
Interest received	30,782	21
Tax paid	(4,746)	—

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company produces and sells gold and silver from its operations in Canada, the United States and Argentina, and has a pipeline of exploration and development assets in Canada, the United States, Mexico and Argentina.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. The Company also owns a 51.9% interest in McEwen Copper Inc. (“McEwen Copper”), which holds the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investment in McEwen Copper as a controlling interest and its investment in MSC as an equity investment.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and six months ended June 30, 2023 and 2022, the unaudited Consolidated Balance Sheet as at June 30, 2023 and the audited Consolidated Balance Sheet as at December 31, 2022, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

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

The Articles of Amendment also served to reduce the Company’s authorized capital from 675,000,002 shares to 200,000,002 shares, with 200,000,000 shares being common stock and 2 shares being special preferred stock.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Effective June 30, 2023, the Company filed Articles of Amendment to its Second Amended and Restated Articles of Incorporation with the Colorado Secretary of State to increase the Company’s authorized capital from 200,000,002 shares to 210,000,000 shares, with 200,000,000 shares being common stock and 10,000,000 shares being special preferred stock.

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended June 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$15,971	$18,424	$—	$—	$—	$34,395
Production costs applicable to sales	(17,115)	(12,455)	—	—	—	(29,570)
Depreciation and depletion	(3,263)	(5,030)	—	—	—	(8,293)
Gross profit	(4,407)	939	—	—	—	(3,468)

Advanced projects	(303)	—	(972)	—	(28,524)	(29,799)
Exploration	(1,545)	(4,307)	—	—	—	(5,852)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(914)	—	(914)
Segment loss	$(6,255)	$(3,368)	$(972)	$(914)	$(28,524)	$(40,033)
General and administrative and other						(5,277)
Loss before income and mining taxes						$(45,310)

Capital expenditures	$3,235	$1,410	$—	$—	$561	$5,206

Six months ended June 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$27,559	$41,588	$—	$—	$—	$69,147
Production costs applicable to sales	(26,455)	(26,528)	—	—	—	(52,983)
Depreciation and depletion	(4,523)	(10,666)	—	—	—	(15,189)
Gross profit	(3,419)	4,394	—	—	—	975

Advanced projects	(592)	—	(2,362)	—	(60,405)	(63,359)
Exploration	(2,320)	(9,046)	—	—	(386)	(11,752)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(4,375)	—	(4,375)
Segment loss	$(6,331)	$(4,652)	$(2,362)	$(4,375)	$(60,791)	$(78,511)
General and Administrative and other						(3,745)
Loss before income and mining taxes						$(82,256)

Capital expenditures	$6,226	$4,183	$—	$—	$1,515	$11,924

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended June 30, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$9,996	$20,246	$405	$—	$—	$30,647
Production costs applicable to sales	(8,305)	(11,260)	(3,378)	—	—	(22,943)
Depreciation and depletion	(943)	(2,526)	—	—	—	(3,469)
Gross profit (loss)	748	6,460	(2,973)	—	—	4,235

Advanced projects	(3)	(105)	(733)	—	(14,081)	(14,922)
Exploration	(1,244)	(2,621)	—	—	(428)	(4,293)
Income from investment in Minera Santa Cruz S.A.	—	—	—	2,511	—	2,511
Segment income (loss)	$(499)	$3,734	$(3,706)	$2,511	$(14,509)	$(12,469)
General and administrative and other						63
Loss before income and mining taxes						$(12,406)

Capital expenditures	$219	$4,008	$—	$—	$150	$4,377

Six months ended June 30, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$21,739	$33,141	$1,309	$—	$—	$56,189
Production costs applicable to sales	(22,477)	(19,907)	(8,383)	—	—	(50,767)
Depreciation and depletion	(1,760)	(5,421)	—	—	—	(7,181)
Gross profit (loss)	(2,498)	7,813	(7,074)	—	—	(1,759)

Advanced projects	(49)	(195)	(1,976)	—	(23,837)	(26,057)
Exploration	(2,695)	(4,321)	—	—	(487)	(7,503)
Income from investment in Minera Santa Cruz S.A.	—	—	—	1,391	—	1,391
Segment loss	$(5,242)	$3,297	$(9,050)	$1,391	$(24,324)	$(33,928)
General and Administrative and other						(357)
Loss before income and mining taxes						$(34,285)

Capital expenditures	$496	$7,554	$—	$—	$384	$8,434

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	2023	2022
USA (2)	$73,726	$70,577	$15,971	$9,996	$27,559	$21,739
Canada	92,347	91,552	18,424	20,246	41,588	33,141
Mexico	29,217	29,219	—	405	—	1,309
Argentina (3)	252,971	255,718	—	—	—	—
Total consolidated	$448,261	$447,066	$34,395	$30,647	$69,147	$56,189

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Elder Creek exploration property of $0.8 million as of June 30, 2023 (December 31, 2022 - $0.8 million).
(3)	Includes Investment in MSC of $88.8 million as of June 30, 2023 (December 31, 2022 – $93.5 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER INCOME

The following is a summary of other income for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unrealized and realized gain on investments (Note 5)	$2,586	$168	$2,882	$612
Foreign currency gain on Blue Chip Swap	—	4,399	7,993	6,588
Foreign currency gain (loss)	(24,472)	1,670	(35,113)	2,468
Other income (loss), net	11	(435)	(216)	4
Total other income	$(21,875)	$5,802	$(24,454)	$9,672

During the three and six months ended June 30, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian USD bank account to Argentina. The Company realized a net gain of $7.6 million comprised of a foreign currency gain of $8.0 million and a realized loss on investments of $0.4 million, including the impact of fees and commissions. For the three and six months ended June 30, 2022, the Company completed three and six Blue Chip Swap transactions, and realized a net gain of $4.0 million and $6.1 million, respectively. The net gain for the three and six months ended June 30, 2022 was comprised of a foreign currency gain of $4.4 million and $6.6 million and a realized loss on investments of $0.4 million and $0.5 million, respectively.

NOTE 4 CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and cash equivalents reported in the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Cash and cash equivalents held in USD	$14,568	$36,305
Cash and cash equivalents held in ARS¹	68,959	2,144
Cash and cash equivalents held in other currencies	1,296	1,333
Total cash and cash equivalents	$84,823	$39,782
(1)	Argentine Peso (“ARS”)

As of June 30, 2023, the cash balance of ARS $17.7 billion was converted to the USD using the official exchange rate of 256.7:1. As of December 31, 2022, the cash balance of ARS $0.4 billion was converted to the USD using the official exchange rate of 177.2:1.

As of June 30, 2023, of $84.8 million of cash and cash equivalents, $77.3 million in cash and $4.8 million in bankers’ acceptance notes with maturity dates between 34 to 81 days were held by McEwen Copper. As of December 31, 2022, of $39.8 million of cash and cash equivalents, $2.5 million in cash and $35.6 million in bankers’ acceptance notes were held by McEwen Copper.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the six months ended June 30, 2023:

	As at	Additions/	Disposals/	Unrealized	Unrealized foreign	As at
	December 31,	transfers during	transfers during	gain on	exchange loss	June 30,
	2022	period	period	securities held	on securities held	2023
Marketable equity securities – fair value	$1,133	$26,855	$—	$3,010	$(1,810)	$29,188
Warrants	162	—	(162)	—	—	—
Total Investments	$1,295	$26,855	$(162)	$3,010	$(1,810)	$29,188

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

In May 2023, Andes Corporation Minera S.A. (“ACMSA”), an Argentinian subsidiary of McEwen Copper, invested $26.9 million in equity securities trading on the Bolsa de Comercio de Buenos Aires (“BCBA”) exchange as Argentinian depositary receipts (“CEDEARs”) and denominated in ARS. During the three and six months ended June 30, 2023, the Company recognized an unrealized gain on CEDEARs of $2.7 million.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Government sales tax receivable	$1,251	$2,868
Prepaids and other assets	5,609	5,972
Receivables, prepaid and other current assets	$6,860	$8,840

NOTE 7 INVENTORIES

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Material on leach pads	$13,716	$7,571
In-process inventory	4,844	3,674
Stockpiles	11,463	15,392
Precious metals	2,332	2,119
Materials and supplies	7,300	5,411
	$39,655	$34,167
Less long-term portion	(15,603)	(2,432)
Current portion	$24,052	$31,735

During the six months ended June 30, 2023, inventory at Fox Complex and Gold Bar operations was written down to their estimated net realizable value by $1.0 million and $2.8 million, respectively. During the six months ended June 30, 2022, inventory at Fox Complex, El Gallo mine and Gold Bar operations were written down to their net realizable value by $1.6 million, $4.3 million and $nil respectively. Of these write-downs, $3.0 million (six months ended June 30, 2022 - $5.6 million) was included in production costs applicable to sales and $0.8 million (six months ended June 30, 2022 -  $0.3 million) was included in depreciation and depletion in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the new Regulation S-K 1300 requirements of the SEC. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar Mine and San José properties have proven and probable reserves estimated in accordance with S-K 1300. The Fox Complex is depleted and depreciated using the units-of-production method over the stated mine life, as the project does not have proven and probable reserves that conform to the guidance under S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the six months ended June 30, 2023, no indicators of impairment have been noted for any of the Company’s mineral property interests.

NOTE 9 INVESTMENT IN MINERA SANTA CRUZ S.A. (“MSC”) – SAN JOSÉ MINE

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. MSC is operated by the Company’s joint venture partner, Hochschild Mining PLC.

In applying the equity method of accounting, MSC’s financial statements, which are prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP. As such, the summarized financial data presented under this heading is presented in accordance with U.S. GAAP.

A summary of the operating results for MSC for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$67,712	$70,827	$113,452	$111,530
Production costs applicable to sales	(46,931)	(45,959)	(88,055)	(81,302)
Depreciation and depletion	(14,363)	(5,357)	(22,593)	(12,253)
Gross profit	6,418	19,511	2,804	17,975
Exploration	(2,846)	(3,093)	(4,798)	(4,828)
Other expenses(1)	(7,911)	(8,529)	(11,145)	(10,351)
Net income (loss) before tax	$(4,339)	$7,889	$(13,139)	$2,796
Current and deferred tax recovery (expense)	4,828	(877)	8,143	2,929
Net income (loss)	$489	$7,012	$(4,996)	$5,725

Portion attributable to McEwen Mining Inc. (49%)
Net income	$239	$3,436	$(2,448)	$2,805
Amortization of fair value increments	(1,269)	(1,088)	(2,153)	(1,700)
Income tax recovery	116	163	226	286
Income (loss) from investment in MSC, net of amortization	$(914)	$2,511	$(4,375)	$1,391

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

Changes in the Company’s investment in MSC for the six months ended June 30, 2023 and year ended December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Investment in MSC, beginning of period	$93,451	$90,961
Attributable net income from MSC	(2,448)	6,303
Amortization of fair value increments	(2,153)	(4,155)
Income tax recovery	226	628
Dividend distribution received	(295)	(286)
Investment in MSC, end of period	$88,781	$93,451

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of MSC as at June 30, 2023, before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at June 30, 2023	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$85,497	$629	$86,126
Total assets	$192,151	$76,866	$269,017

Current liabilities	$(54,723)	$—	$(54,723)
Total liabilities	$(87,074)	$(834)	$(87,908)

NOTE 10 DEBT

On May 19, 2023, the Company repaid outstanding amounts to Sprott Private Resource Lending II (Collector), LP (“Sprott”) of $25.0 million in principal and $0.1 million in accrued interest. The Company subsequently entered into the

Third Amended and Restated Credit Agreement (“ARCA”) effective May 23, 2023, which included the following revisions:

●	Sprott was removed as the administrative agent and lender. An affiliate of Robert R. McEwen remained as a lender and replaced Sprott as the administrative agent.
●	An affiliate of Robert R. McEwen added the $15.0 million outstanding under its unsecured promissory note with the Company dated March 31, 2022 as an advance under the ARCA, forming a loan of $40.0 million with interest payable monthly at a rate of 9.75% per annum. Concurrently, the unsecured promissory note was cancelled.
●	Scheduled repayments of principal under the ARCA were extended by 18 months compared with the Second Amended and Restated Credit Agreement. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2025 and will continue for 18 months, followed by a final principal payment of $21.0 million and any accrued interest on August 31, 2026. The remaining principal terms of the original agreement remained unchanged.

A reconciliation of the Company’s debt for the six months ended June 30, 2023 and for the year ended December 31, 2022 is as follows:

	Six months ended June 30, 2023	Year ended December 31, 2022
Balance, beginning of year	$63,979	$48,866
Promissory note- initial recognition	—	15,000
Principal repayment on debt	(25,000)	—
Interest expense	3,025	5,488
Interest payments	(2,004)	(4,875)
Bonus Interest - Equity based financing fee	—	(500)
Balance, end of period	$40,000	$63,979
Less: current portion	—	10,000
Long-term portion	$40,000	$53,979

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The most significant properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Fox Complex properties in Canada and the El Gallo mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2023 and for the year ended December 31, 2022 are as follows:

	Six months ended June 30, 2023	Year ended December 31, 2022
Reclamation and remediation liability, beginning balance	$41,846	$35,452
Settlements	(909)	(774)
Accretion of liability	1,230	2,354
Revisions to estimates and discount rate	540	5,664
Foreign exchange revaluation	285	(850)
Reclamation and remediation liability, ending balance	$42,992	$41,846
Less: current portion	9,922	12,576
Long-term portion	$33,070	$29,270

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have reserves that conform to guidance under with S-K 1300. Reclamation accretion for all properties is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Reclamation adjustment reflecting updated estimates	$—	$986	$20	$986
Reclamation accretion	620	520	1,230	1,047
Total	$620	$1,506	$1,250	$2,033

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

The Company is required to spend the flow-through share proceeds from the 2022 issuance on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of June 30, 2023, the Company had incurred a total of $9.9 million in eligible CEE (as of December 31, 2022 – $1.0 million). The Company expects to fulfill its remaining CEE commitments of $5.2 million by the end of 2023.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the six months ended June 30, 2023 and 2022, as they would be anti-dilutive.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the six months ended June 30, 2023, all 973,170 outstanding stock options and all 2,976,816 outstanding warrants  were excluded from the computation of diluted loss per share. Similarly, for the six months ended June 30, 2022, all 525,043 outstanding stock options and all 2,977,077 outstanding warrants were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVlaw	$49	$39	$97	$254

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2023	December 31, 2022
REVlaw	$110	112

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. During the three and six months ended June 30, 2023, the Company paid $0.8 million and $1.7 million, respectively (three and six months ended June 30, 2022 – $0.9 million and $1.5 million, respectively) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at June 30, 2023 and December 31, 2022, as reported in the Consolidated Balance Sheets:

	Fair value as at June 30, 2023			Fair value as at December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$29,188	$—	$29,188	$1,133	$—	$1,133
Total investments	$29,188	$—	$29,188	$1,133	$—	$1,133

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at June 30, 2023 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $40.0 million (December 31, 2022 – $64.0 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at June 30, 2023, the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at June 30, 2023, the Company had a surety facility in place to cover all its bonding obligations, which include $27.8 million of bonding in Nevada and $11.7 million (C$15.6 million) of bonding in Canada.

The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 10%. The surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2023, the Company recorded $4.2 million in restricted cash in non-current assets as a deposit against the surety facility.

Streaming Agreement

As part of the acquisition of the Black Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During the six months ended June 30, 2023, the realized price for the streaming contract was $589 per ounce including inflation adjustments.

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2023, the Company recorded revenue of $0.6 million and $1.0 million, respectively (three and six months ended June 30, 2022 - $0.4 million and $0.8 million, respectively) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering are required to be used for the continued exploration of the Company’s properties in the Timmins region of Canada. As at June 30, 2023, the Company has incurred $9.9 million of the required CEE spend and expects to fulfill the remaining $5.2 million of the CEE commitments by the end of 2023.

Prepayment Agreement

On July 27, 2022, the Company entered into a precious metals purchase agreement with Auramet International LLC (“Auramet”). Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the three and six months ended June 30, 2023, the Company received the combined net proceeds of $29.4 million and $52.2 million, respectively, from the sales on a Supplier Advance Basis (three and six months ended June 30, 2022 - $nil). The Company recorded revenue of $47.2 million related to the gold sales, with the remaining $5.0 million representing 2,590 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

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

NOTE 17 NON-CONTROLLING INTERESTS

On February 23, 2023, the Company and its subsidiary, McEwen Copper, closed the equity financing with a single investor, FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V. (“Stellantis”), which consisted of a private placement of 2,850,000 additional common shares issued by McEwen Copper for gross proceeds of ARS $20.9 billion ($108.8 million) and a secondary sale of an additional 1,250,000 shares of McEwen Copper common stock indirectly owned by the Company for aggregate proceeds of ARS $9.1 billion ($46.6 million).

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

As a result of the transactions, the Company’s 68.1% ownership in McEwen Copper was reduced by 16.2% to 51.9%. The Company determined that it still controlled McEwen Copper and, consequently, the Company recorded $75.5 million as non-controlling interests and $109.9 million as additional paid-in-capital in 2023.

As of June 30, 2023, the Company recorded $15.0 million in net losses attributable to non-controlling interests of 48.1% (June 30, 2022 - $0.3 million in net losses attributable to non-controlling interests of 23.9%).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at June 30, 2023 and compares it to our financial condition at December 31, 2022. The discussion also analyzes our results of operations for the three and six months ended June 30, 2023 and compares those to the results for the three and six months ended June 30, 2022. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: adjusted net income or loss, adjusted net income or loss per share, cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, and average realized price per ounce, and liquid assets. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document.

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 and to our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 31.

This discussion also includes references to “advanced-stage properties,” which are defined as properties for which advanced studies and reports have been completed indicating the presence of measured, indicated and inferred resources or proven and probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or ever will have proven or probable reserves at those properties as defined by S-K 1300.

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2023, and 2022 are abbreviated as Q2/23 and Q2/22, respectively, and the reporting periods for the six months ended June 30, 2023 and 2022 are abbreviated as H1/23 and H1/22, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 84:1 for Q1/23, 83:1 for Q2/23, 78:1 for Q1/22, and 83:1 for Q2/22. Beginning with Q2/19, we adopted a variable gold to silver ratio for reporting that approximates the average price during each fiscal quarter.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979. We produce and sell gold and silver from our operations in Canada, the United States and Argentina, and has a number of exploration assets in Canada, the United States, Mexico and Argentina.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. The Company also owns a 51.9% interest in McEwen Copper Inc. (“McEwen Copper”), which holds the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investment in McEwen Copper as a controlling interest and its investment in MSC as an equity investment.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; C$ refers to Canadian dollars; and ARS refers to Argentine pesos. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q2/23 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the quarter ended June 30, 2023 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	We repaid $25 million of senior secured debt payable to Sprott Private Resource Lending II (Collector), LP. Our remaining debt balance is $40.0 million under the Company’s Third Amended and Restated Credit Agreement with payments due beginning in January 2025. The Company’s annual borrowing costs will decrease by approximately $2.2 million.

Operational Highlights

●	Consolidated GEO production in Q2/23 improved compared to both Q2/22 and Q1/23. We produced 35,625 GEOs in Q2/23 which included 17,358 attributable GEOs from the San José mine(1) and reiterate our consolidated production guidance of 150,000 to 170,000 GEOs for full year 2023.
●	Mill throughput steady above 1,200 tonnes per day at our Fox Complex operations. Contractor supplied crushing continues to improve productivity at our Froome mine, resulting in a sustained increase in average tonnes per day (“tpd”) to 1,248 during Q2/23, an all-time high since our acquisition of the Stock Mill in 2017. We produced 10,351 GEOs during Q2/23 and Fox Complex remains on track to meet guidance of 42,000 to 48,000 GEOs for full year 2023.
●	At the Gold Bar Mine, we produced 7,916 GEOs during Q2/23, an increase of 23% compared to Q1/23. We continue to ramp up production, focusing mining activities on the Gold Bar South and Pick deposits; a ramp up of higher grade Pick production supported by additional mining contracting crews is planned for Q3/23 in order to meet production guidance of 42,000 to 48,000 GEOs for full year 2023.
●	At the San José Mine, Q2/23 production increased 54% compared to Q1/23 due to higher average gold and silver grades mined and milled, as well as a modest improvement in processed tonnes. MSC’s 2023 revised mine plan targets were met in Q2/23 and we reiterate production guidance of 66,000 to 74,000 GEOs for full year 2023.
●	McEwen Copper announced the results of an updated Preliminary Economic Assessment (“PEA”) on the Los Azules copper project in San Juan, Argentina. We updated our independent mineral resource estimate, which increased to 10.9 billion lbs. of Cu. (Indicated, grade 0.40%) and 26.7 billion lbs of Cu. (Inferred, grade 0.31%). The base case economic model for Los Azules now indicates a 27-year mine life with an after-tax net present value of $2.7 billion at an 8% discount rate with a payback period of 3.2 years.
●	We continue to advance our exploration program at Los Azules. We concluded our 2022-2023 drilling program on June 19, 2023 at the onset of winter in San Juan, Argentina. During this exploration season, 15 drill rigs completed approximately 131,000 feet (39,900 meters) of drilling over 138 holes, to evaluate geotechnical, hydrological, metallurgical, resource and exploration-related parameters and opportunities. The Los Azules drill hole database now totals approximately 410,000 feet (126,000 meters). The next steps include continuing with infill resource drilling, variability and confirmatory metallurgical testing, environmental baseline studies, and commencing critical preliminary engineering such as hydrogeologic field investigations and geotechnical drilling at the heap leach pad site and within the pit wall slopes to support the delivery of a feasibility study within the next two years.
●	We continue to meet safety expectations at our Fox Complex and Gold Bar Mine. However, our El Gallo mine incurred one lost-time incident during Q2/23.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $84.8 million, of which $82.1 is to be used towards advancing the Los Azules copper project, and consolidated working capital of $92.0 million as at June 30, 2023. We also reported investments of $27.7 million, which consists of liquid securities held in Argentina to mitigate inflation and devaluation risks.

●	Revenues of $34.4 million were reported in Q2/23 from the sale of 18,172 GEOs from our 100% owned operations at an average realized price(2) of $1,951 per GEO. This compares to Q2/22 revenues of $30.6 million from the sale of 16,959 GEOs from our 100% owned operations at a realized price of $1,865 per GEO.
●	We reported a gross loss of $3.5 million and cash gross profit(2) of $4.8 million in Q2/23, compared to gross profit of $4.2 million and cash gross profit(2) of $7.7 million in Q2/22. Although our gross profit was impacted by higher production and non-cash depreciation costs during Q2/23, our sustaining operations remain cash flow positive.
●	Net loss for Q2/23 was $21.6 million, or $0.46 per share, compared to Q2/22 of $12.5 million, or $0.26 per share. Compared to our gross profit, our net loss in Q2/23 was impacted by higher year-over-year exploration and advanced project expenditures, including investing $28.5 million in exploration activities at our Los Azules copper project.
●	We reported an adjusted net loss(2) of $13.0 million in Q2/23 compared to $1.9 million in Q2/22. Adjusted net loss excludes the impact of the results of McEwen Copper and MSC, and we believe this metric best represents the results of our 100% owned precious metal operations. Compared to our cash gross profit of $4.8 million, the adjusted net loss includes $7.1 million in exploration and advanced project expenditures at our Fox Complex, Gold Bar mine and Fenix Project operations, $8.6 million in non-cash depreciation, and $1.3 million in general and administrative expenses.
●	Cash costs(2) and AISC per GEO(2) sold for the Fox Complex in Q2/23 were $1,237 and $1,371, respectively. On a year-to-date basis, cash costs and AISC per GEO sold were $1,153 and $1,337, which compares against full-year 2023 guidance of $1,000 and $1,320 respectively. We continue to reiterate cost guidance at our Fox Complex operations.
●	Cash costs and AISC per GEO sold for the Gold Bar mine in Q2/23 were $2,113 and $2,585, respectively. On a year-to-date basis, cash costs and AISC per GEO sold were $1,842 and $2,190, which compares against full-year 2023 guidance of $1,400 and $1,680, respectively. A ramp up of higher grade Pick production during H2/23, supported by additional mining contractor crews and the completion of our heap leaching expansion in Q3/23 is expected to result in increased GEO production compared to the first half of the year, and as a result bring annual unit costs within range of guidance. Additionally, our planned strip ratio in H2/23 is expected to be 25% lower than H1/23 as we front loaded operating development costs for Pick and Gold Bar South during 2023, driving further expected cost efficiencies in the second half.
●	Cash costs and AISC per GEO sold for MSC in Q2/23 were $1,362 and $1,811, respectively. On a year-to-date basis, cash costs and AISC per GEO sold were $1,537 and $1,980, compared to full year 2023 guidance of $1,250 and $1,550, respectively. Although MSC’s revised mine plan targets were achieved in Q2/23, we expect costs to remain slightly above guidance due to additional capital development costs required under the new mine plan.

Exploration and Mineral Resources and Reserves

●	We invested $28.5 million in our Los Azules copper project in Argentina during Q2/23 primarily to improve our understanding of the deposit through drilling, prospecting and exploration in order to further enhance our mineral resource estimate. Our updated PEA was released on June 20, 2023.
●	We also incurred $5.9 million in exploration expenses, primarily to advance our Stock West project at the Fox Complex, as well as de-risking our mine plan at the Gold Bar mine through additional drilling in our Pick pit.

(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and six months ended June

30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$34,395	$30,647	$69,147	$56,189
Production costs applicable to sales(1)	$(29,570)	$(22,943)	$(52,983)	$(50,767)
Gross profit (loss)(1)	$(3,468)	$4,235	$975	$(1,759)
Adjusted net loss (2)	$(14,540)	$(1,856)	$(20,942)	$(14,871)
Adjusted net loss per share (2)	$(0.31)	$(0.04)	$(0.44)	$(0.32)
Net loss	$(21,627)	$(12,452)	$(64,703)	$(33,182)
Net loss per share	$(0.46)	$(0.26)	$(1.36)	$(0.71)
Cash gross profit(1) (2)	$4,825	$7,705	$16,164	$5,422
Cash used in operating activities	$(25,154)	$(28,735)	$(53,762)	$(52,335)
Cash additions to mineral property interests and plant and equipment	$(4,008)	$(4,207)	$(8,958)	$(8,252)

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.

	June 30,	December 31,
	2023	2022

Cash and cash equivalents	$84,823	$39,782
Working capital	92,027	(2,534)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except per ounce)
GEOs produced(1)	35.6	36.2	66.0	61.4
100% owned operations	18.3	16.6	37.4	31.0
San José mine (49% attributable)	17.4	19.7	28.6	30.4
GEOs sold(1)	35.1	36.6	65.4	60.4
100% owned operations	18.2	17.0	37.4	30.9
San José mine (49% attributable)	16.9	19.7	28.1	29.5
Average realized price ($/GEO)(2)(3)	$1,951	$1,865	$1,877	$1,879
P.M. Fix Gold ($/oz)	$1,975	$1,871	$1,931	$1,874
Cash cost per ounce ($/GEO sold):(2)
100% owned operations	$1,627	$1,169	$1,418	$1,404
San José mine (49% attributable)	$1,362	$1,144	$1,537	$1,351
AISC per ounce ($/GEO sold):(2)
100% owned operations	$1,912	$1,549	$1,665	$1,810
San José mine (49% attributable)	$1,811	$1,468	$1,980	$1,737
Cash gross profit(2)	$4,825	$7,704	$16,164	5,422
Gold : Silver ratio(1)	83 : 1	83 : 1	84 : 1	80 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 83:1 for Q2/23 and 83:1 for Q2/22.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

During Q2/23, we reported cash gross profit of $4.8 million for Q2/23, which represents a reduction of $2.9 million from the $7.7 million cash gross profit in Q2/22. The decrease in cash gross profit is attributed to a production cost increase of $6.6 million at our Fox Complex and Gold Bar mine operations, and partially offset by an increase in revenue of $3.7 million. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, which we consider to be the nearest GAAP measure.

During Q2/23, we reported a net loss of $21.6 million (or $0.46 per share) compared to $12.4 million (or $0.26 per share) in Q2/22. In addition to our Q2/23 gross loss of $3.5 million from our operations, the Company incurred $28.5 million of advanced project and exploration expenditures, the majority of which were in respect of the Los Azules copper project.

We reported adjusted net loss of $13.0 million (or $0.27 per share) in Q2/23 compared to $1.9 million (or $0.04 per share) in Q2/22. Our adjusted net loss excludes the impact of McEwen Copper and MSC’s results on our net loss. We believe this metric best represents the results of our 100% owned precious metal operations. For Q2/23, our adjusted net loss of $13.0 million includes $7.1 million of exploration and advanced project expenditures primarily at our Fox Complex operations to advance our Stock West property.

Production from our 100% owned mines of 18,267 GEOs in Q2/23 increased by 1,702 GEOs as compared to 16,565 GEOs produced in Q2/22. At our Fox Complex operations, production decreased by 1,579 GEOs in Q2/23 as compared to Q2/22 due to slightly lower average gold head grades, while at Gold Bar our production increased by 2,749 GEOs as a result of higher average head grades and processed tonnes.

Our attributable share of the San José mine production was 17,358 GEOs in Q2/23, which was 12% lower than 19,653 GEOs produced in Q2/22. This decrease was primarily driven by lower average silver head grades.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales in Q2/23 of $34.4 million increased by 12% or $3.8 million compared to Q2/22 of $30.6 million. Higher revenues in Q2/23 compared to Q2/22 were primarily attributable to improved GEOs produced and sold at our Gold Bar mine, while the Fox Complex production and sales remained relatively consistent. Realized gold prices increased in Q2/23 by $86 (or 5%) per gold ounce as compared to Q2/22, slightly offsetting our decrease in GEOs produced.

Production costs applicable to sales in Q2/23 increased by 29% or $6.6 million compared to Q2/22.

Advanced project costs in Q2/23 of $29.8 million increased from $14.9 million in Q2/22. We spent $28.5 million during Q2/23 to finalize our drilling campaigns as well as our updated preliminary economic assessment at the Los Azules copper project, and spent $1.0 million on the Fenix Project.

Exploration costs of $5.9 million for Q2/23 were slightly higher than the Q2/22 costs of $4.3 million. The exploration expenditures were primarily incurred to advance our Stock West project. At our Gold Bar mine, we incurred $1.5 million of exploration costs primarily focused on de-risking the Pick Pit and defining the boundaries of our oxide pit limit.

Loss from investment in MSC of $0.9 million in Q2/23 decreased by $3.4 million from a $2.5 million income in Q2/22. Year over year declines in silver and gold average head grades as well as higher depreciation and depletion impacted MSC’s Q2/23 results. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Reclamation and remediation expenses of $0.6 million for Q2/23 decreased compared to $1.5 million for Q2/22. Updated estimates to our reclamation models resulted in a $0.9 million increase in reclamation and remediation expenses during Q2/22 compared to Q2/23.

Interest and other finance income net, of $19.6 million in Q2/23 increased by $21.2 million compared to the $1.6 million expense in Q2/22 driven by interest earned on cash holdings denominated in Argentine pesos. The Company invested its Argentine pesos in money market funds to mitigate devaluation risks of the Argentine peso against the US Dollar.

Other expense of $21.9 million in Q2/23 increased from the $5.8 million income recognized in Q2/22 as a result of an increase in foreign exchange losses driven by cash holdings denominated in ARS. This is discussed further in Note 3 to the Consolidated Financial Statements.

Income and mining tax recovery of $2.0 million for Q2/23 increased compared to $nil in Q2/22. The increase in the tax recovery for Q2/23 is primarily due to the flow-through share premium amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased by $45.0 million during H1/23, from $39.8 million as at December 31, 2022 to $84.8 million as at June 30, 2023. Of our cash balance as at June 30, 2023, a total of $82.1 million is allocated for advancing the Los Azules copper project. Our reported cash balance excludes $27.7 million held in liquid securities in Argentina to mitigate inflation and devaluation risks of the Argentine peso.

Cash used in operating activities was $53.8 million during H1/23. Cash gross profit for H1/23 was $16.2 million from our 100% owned operations and offset by $75.1 million in advanced project and exploration spending, primarily at Los Azules, as well as $5.5 million in general and administrative expenses. Additionally, we decreased our working capital liabilities by $16.4 million primarily through repayment of outstanding accounts payables.

Cash used in investing activities of $35.5 million in H1/23 was driven primarily by investments of $26.9 million in equity securities purchased through the Bolsa de Comercia de Buenos Aires (“BCBA”) stock exchange in Argentina to mitigate inflation and devaluation exposure. The remaining amounts were incurred primarily in respect of our heap leach expansion at our Gold Bar Mine and capital development at our Fox Complex.

Cash provided by financing activities of $159.4 million in H1/23 was due to the receipt of $185 million from our McEwen Copper financing and partially offset by the repayment of $25 million under the ARCA. Further details are provided in Note 10 and Note 17 to the Consolidated Financial Statements.

Working capital as at June 30, 2023 was $92.0 million, and increased by $94.5 million from negative $2.5 million as at December 31, 2022. The change is primarily attributable to the increase in our cash and cash equivalents as described above.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three and six months ended June

30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	496	505	1,060	785
Average grade (g/t Au)	0.76	0.63	0.80	0.70
Processed mineralized material (t)	479	171	1,057	239
Average grade (g/t Au)	0.69	0.63	0.77	0.70
Gold ounces:
Produced	7.9	5.2	14.4	11.4
Sold	8.1	5.3	14.4	11.5
Silver ounces:
Produced	0.1	0.1	0.4	0.4
Sold	—	—	0.4	—
GEOs:
Produced	7.9	5.2	14.4	11.4
Sold	8.1	5.3	14.4	11.5
Revenue from gold and silver sales	$15,971	$9,996	$27,559	$21,739
Cash costs(1)	$17,115	$8,305	$26,455	$22,477
Cash cost per ounce ($/GEO sold)(1)	$2,113	$1,563	$1,842	$1,951
All‑in sustaining costs(1)	$20,935	$11,203	$31,457	$27,384
AISC per ounce ($/GEO sold)(1)	$2,585	$2,108	$2,190	$2,377
Gold : Silver ratio	83 : 1	83 : 1	84 : 1	80 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

Q2/23 compared to Q2/22

The Gold Bar mine produced 7,916 GEOs in Q2/23, 53% higher than the 5,167 GEOs produced in Q2/22.

Revenue from gold and silver sales was $16.0 million in Q2/23, and increased from $10.0 million in Q2/22 as a result of an increase in the average realized gold price from $1,865 per ounce in Q2/22 to $1,951 per ounce in Q2/23 together with an increase in GEOs sold. Sales of 8,100 GEOs in Q2/23 were 52% higher than in Q2/22 of 5,315 GEOs.

Production costs applicable to sales of $17.1 million in Q2/23 increased by $8.8 million from $8.3 million in Q2/22 primarily driven by variable costs associated with a 180% improvement in tonnes processed year over year.

Cash cost and AISC per GEO sold in Q2/23 were $2,113 and $2,585, respectively, and $1,563 and $2,108 in Q2/22, respectively. The increase in unitary cash costs realized were driven by increased production costs as described above and partially offset by a corresponding increase in GEOs sold. AISC was additionally impacted by capital expenditures incurred during Q2/23 in respect of our leach pad expansion.

Exploration Activities

During Q2/23, exploration activities were focused on de-risking the Pick Pit and defining the boundaries of our oxide Phase III pit limit. In total, we drilled 3,700 feet over 12 holes during this program, with assays pending.

In respect of brownfield exploration, reverse circulation (“RC”) drilling continued through Q2/23 with the completion of 20,195 feet in 41 drill holes testing targets at Cabin South, Benmark, and Gold Canyon.

At Cabin South, geological mapping has significantly revised the geological model of the Cabin South exploration area and further drill holes are being planned based on this revised model. Results to date suggest that the mineralization may be highly analogous to the Cabin South Pit to the north.

At our Benmark target, immediately southwest of our leach pad, our Phase I drill program was completed in June 2023 targeting the favorable Horse Canyon – Devils Gate contact zone near the Ridge fault projections. Several holes encountered visually encouraging alteration with assays pending.

Drilling will shift in Q3/23 to Pot Canyon area to potentially expand a small outcropping of favorable lithology. Drilling will extend to depth to test the favorable Bartine unit that currently has not been tested over the western half of the property. A second drill will be mobilized in Q3/23 to assist at Pot Canyon and also test the Wall fault, believed to be a primary feeder fault.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Grey Fox and Stock West advanced-stage projects; the Stock mill; a number of exploration properties located near the city of Timmins, Ontario, Canada; and the Black Fox mine, currently on care and maintenance.

Fox Complex

The following table summarizes the operating results for the Fox Complex for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	110	110	201	213
Average grade (g/t Au)	3.00	3.44	3.54	3.48
Processed mineralized material (t)	114	104	221	172
Average grade (g/t Au)	3.16	3.80	3.62	3.82
Gold ounces:
Produced	10.3	11.9	23.0	18.9
Sold, excluding stream	9.0	10.7	21.2	17.3
Sold, stream	1.1	0.8	1.8	1.4
Sold, including stream	10.1	11.4	23.0	18.7
Silver ounces:
Produced	1.3	1.4	2.8	2.1
Sold	0.8	—	3.3	—
GEOs:
Produced	10.4	11.9	23.1	18.9
Sold, excluding stream	—	11.8	—	26.4
Sold	10.1	11.4	23.0	18.7
Revenue from gold and silver sales	$18,424	$20,246	$41,588	$33,141
Cash costs(1)	$12,455	$11,260	$26,528	$19,907
Cash cost per ounce ($/GEO sold)(1)	$1,237	$985	$1,153	$1,066
All‑in sustaining costs(1)	$13,808	$14,738	$30,758	$27,269
AISC per ounce ($/GEO sold)(1)	$1,371	$1,290	$1,337	$1,460
Gold : Silver ratio	83 : 1	83 : 1	84 : 1	80 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

Q2/23 compared to Q2/22

The Froome mine produced 10,351 GEOs in Q2/23, which reflects a 13% decrease from the 11,930 GEOs produced in Q2/22 and was driven by a 17% decrease in average gold grade from 3.80 g/t in Q2/22 to 3.16 g/t in Q2/23.

Revenue from gold sales of $18.4 million decreased in Q2/23 by $1.8 million compared to Q2/22, driven by a decrease in GEOs sold by 12%. This was partially offset by an increase in average realized gold price from $1,865 per ounce in Q2/22 to $1,951 per ounce in Q2/23. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements which require us to sell a portion of our gold production at lower than market prices.

Production costs applicable to sales were $12.5 million, which increased in Q2/23 by $1.2 million compared to $11.3 million in Q2/22. The year-over-year increase was primarily driven by increased processing costs as a result of moving to contract crushing.

Cash cost and AISC per GEO sold were $1,237 and $1,371 in Q2/23, respectively, and $985 and $1,290 in Q2/22, respectively. The increase in unit costs were driven by higher production costs and lower GEOs sold as described above.

Exploration Activities

In Q2/23, we incurred $4.7 million for exploration at Stock West, completing 96,870 feet of drilling over 92 holes. In addition, a follow up mineralogical study was initiated to help optimize remaining drill targets for the Stock West project as well as provide insights into planning Stock West production in respect of grade control and mill recovery.

During the remainder of 2023, we expect to move exploration activity to the Grey Fox area approximately 2 miles to the southeast of the Froome Mine.

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

An agreement to purchase a second-hand gold processing plant and associated equipment was executed in September 2022 for a purchase price of $2.8 million. This package includes substantially all the major components required for Phase 1 of the anticipated Fenix Project as well as surplus items that can be sold or used at our other operations. This equipment purchase materially reduces the Phase 1 capital investment required which, for the process plant, was $25.3 million out of the $41.6 million total estimate in our Fenix Project feasibility study. During Q2/23, the plant components were moved from Los Mochis to the Fenix Project site and the second payment of $0.7 million was made with a final payment due in Q4/23 of $0.7 million. A final processing flowsheet is being developed and a third-party engineering firm has been engaged to scope a startup plan for the Fenix Project. A sonic drilling program on the heap leach pad to define the mine plan for the first phase of the Fenix Project began in June 2023; as of the end of Q2/23 we completed 32% of the proposed program, which consists of 27 holes completed and 846 meters drilled.

Multiple strategic alternatives continue to be evaluated for the Fenix Project.

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three and six months ended June

30, 2023 and 2022 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	131	134	239	237
Average grade mined (g/t)
Gold	5.2	5.7	4.8	5.6
Silver	286	371	265	340
Processed mineralized material (t)	144	131	272	205
Average grade processed (g/t)
Gold	5.4	6.1	4.7	6.2
Silver	288	383	254	365
Average recovery (%):
Gold	85.9	88.2	85.7	87.8
Silver	87.4	88.7	87.4	88.2
Gold ounces:
Produced	21.4	22.7	35.1	35.9
Sold	20.0	22.8	33.5	34.6
Silver ounces:
Produced	1,163	1,438	1,941	2,123
Sold	1,201	1,440	1,985	2,080
GEOs:
Produced	35.4	40.1	58.4	62.0
Sold	34.4	40.2	57.3	60.2
Revenue from gold and silver sales	$67,712	$70,827	$114,948	$111,530
Average realized price:
Gold ($/Au oz)	$1,966	$1,763	$1,995	$1,842
Silver ($/Ag oz)	$23.68	$21.24	$24.26	$22.95
Cash costs(1)	$46,931	$45,959	$88,055	$81,302
Cash cost per ounce sold ($/GEO)(1)	$1,362	$1,144	$1,537	$1,351
All‑in sustaining costs(1)	$62,400	$58,964	$113,436	$104,527
AISC per ounce sold ($/GEO)(1)	$1,811	$1,468	$1,980	$1,737
Gold : Silver ratio	83 : 1	83 : 1	84 : 1	80 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q2/23 compared to Q2/22

GEOs produced decreased by 12% to 35,424 in Q2/23 from 40,108 in Q2/22 as a result of an 11% decrease in average gold and silver head grades processed. MSC production during Q2/23 met its revised mine plan targets for 2023.

Revenue from gold and silver sales decreased by 4% in Q2/23 to $67.7 million, compared to $70.8 million in Q2/22. Revenue decreased by $3.1 million due to lower GEOs sold, but was partially offset by a 12% higher realized gold price per ounce and an 11% higher realized silver price per ounce.

Production costs applicable to sales were $47.0 million in Q2/23 compared to $46.0 million in Q2/22, primarily driven by reduced costs as stockpiled ore was processed.

Cash costs and AISC per GEO sold were $1,362 and $1,811 in Q2/23, respectively, and $1,144 and $1,468 in Q2/22, respectively. The increase in unit costs were driven by lower head grades processed, resulting in fewer ounces sold relative to production costs.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q2/23 resulted in a loss of $0.9 million, compared to an income of $2.5 million in Q2/22.

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

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry copper deposits and is located in the Province of San Juan, Argentina.

McEwen Copper spent $33.5 million dollars in Q2/23 on the activities below:

Drilling Program

Our 2022-2023 drilling program began in October 2022 and concluded on June 19, 2023 at the onset of winter in San Juan, Argentina. During this exploration season, we completed approximately 131,000 feet (39,900 meters) of drilling in over 138 holes, to evaluate geotechnical, hydrological, metallurgical, resource and exploration-related parameters and opportunities. The program also obtained 115 short tons (104 tonnes) of material for metallurgical testing. Infill drilling serves several purposes: providing better data density to upgrade confidence in the mineral resources and providing material and data for metallurgical, geotechnical, and hydrological studies. The Los Azules drill hole database now totals approximately 410,000 feet (126,000 meters).

Preparations are underway for the next phase of drilling, anticipated to begin in early October 2023. This phase will continue to increase geologic confidence through drilling required to develop a measured mineral resource estimate on the material currently planned to be mined in the first five years of operation, covering more than the payback period and other technical evaluations as well as further upgrade inferred to indicated mineral resource estimates.

Construction has begun on the upgrades to our Calingasta staging area to provide additional core storage and housing for our employees to support the upcoming campaign.

Exploration Road

The Los Azules Project is currently accessed by 120 km of gravel road with eight river crossings and two mountain passes (both above 4,100 m elevation), described as the Exploration Road. The existing Exploration Road was upgraded during the 2022/2023 exploration season to allow for access by larger vehicle traffic and safer transit. The road will continue to be regularly maintained to provide seasonal secondary site access and support the incoming high voltage power line routing.

Technical Studies

On June 20, 2023, McEwen Copper announced the results of an updated PEA at the Los Azules project in San Juan, Argentina. This PEA incorporates an updated development strategy contemplating two phases: Phase 1 considers mining and processing resources associated with the oxide and supergene copper mineralization in the near surface portion of the deposit using heap leaching methods. Two production rate scenarios (175 kt (“Base Case”) and 125 kt (“Alternative Case”) per annum of copper) were considered for Phase 1. Phase 2 of the project considers the continued development of the deposit’s primary copper mineralization found beneath the supergene copper layer. The focus of the PEA is the initial Phase 1 project with limited concepts presented for Phase 2. For clarity, the economic outcomes for the cases presented in this 2023 PEA include only Phase 1.

Some of the PEA Base Case highlights are:

●	Average annual copper cathode production of 401 million lbs. (182,100 tonnes) during the first 5 years of operation, and 322 million lbs. (145,850 tonnes) over the 27-year life of the mine.
●	After-tax net present value (NPV8%) of $2.7 billion, internal rate of return of 21.2%, and a payback period of 3.2 years – at $3.75 per lb. Cu. Initial capital expenditure of $2.5 billion, and a project capital intensity of $7.66 per lb. Cu ($16,880 per tonne Cu). Average EBITDA per year of $1.1 billion (Years 1-5) and $0.7 billion (Years 6-27).
●	Average C1 cash costs of $1.07 per lb. Cu and all-in sustaining costs of $1.64 per lb. Cu (AISC Margin of 56%).
●	The PEA includes an updated independent mineral resource estimate, which increased to 10.9 billion lbs. Cu (Indicated, grade 0.40%) and 26.7 billion lbs. Cu (Inferred, grade 0.31%).
●	C1 cash costs are defined as the cash cost incurred at each processing stage, from mining through to recoverable copper delivered to the market, net of any by-product credits. If it were in production today, Los Azules’ average C1 cash costs would be in the lowest cost quartile among copper producers.

The next steps for the Los Azules Project are to continue with infill resource drilling, variability and confirmatory metallurgical testing, environmental baseline studies, and commencing critical preliminary engineering such as hydrogeologic field investigations and geotechnical drilling at the heap leach pad site and within the pit wall slopes to support the completion of a feasibility study within the next two years. Prospecting and exploration activities will be carried out as well to test for further mineralization.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP financial performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We use these measures in evaluating our business and believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate our performance and ability to generate cash flow. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the non-GAAP measures supplementally. We do not provide a reconciliation of forward-looking non-GAAP financial measures to their most directly comparable GAAP financial measures on a forward-looking basis because we are unable to predict items contained in the GAAP financial measures without unreasonable efforts.

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

The following tables present a reconciliation of adjusted net income to the most directly comparable GAAP measure, net income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Adjusted net income or loss	(in thousands)		(in thousands)
Net loss after income and mining taxes	$(43,261)	$(12,406)	$(79,671)	$(33,470)
Adjusted for:
Advanced Projects – McEwen Copper (Note 2)	28,524	14,081	60,405	23,837
Exploration – McEwen Copper (Note 2)	—	427	387	487
General and administrative – McEwen Copper	797	3,419	1,570	3,523
Interest and other finance (income) loss – McEwen Copper	(24,182)	353	(33,380)	(114)
Foreign currency loss (gain) – McEwen Copper	23,788	(5,219)	25,900	(7,742)
Income tax recovery – McEwen Copper	(1,120)	—	(528)	—
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	914	(2,511)	4,375	(1,391)
Adjusted net loss	$(14,540)	$(1,855)	$(20,942)	$(14,870)
Weighted average shares outstanding (thousands)	47,428	47,427	47,428	46,917
Adjusted net loss per share	$(0.31)	$(0.04)	$(0.44)	$(0.32)

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Three months ended June 30, 2023				Six months ended June 30, 2023
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit	$(4,407)	$939	$—	$(3,468)	$(3,419)	$4,394	$—	$975
Add: Depreciation and depletion	3,263	5,030	—	8,293	4,523	10,666	—	15,189
Cash gross profit	$(1,144)	$5,969	$—	$4,825	$1,104	$15,060	$—	$16,164

	Three months ended June 30, 2022				Six months ended June 30, 2022
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Gross profit (loss)	$748	$6,460	$(2,973)	$4,236	$(2,498)	$7,813	$(7,074)	$(1,760)
Add: Depreciation and depletion	943	2,526	—	3,469	1,760	5,421	—	7,181
Cash gross profit (loss)	$1,691	$8,986	$(2,973)	$7,705	$(738)	$13,234	$(7,074)	$5,422

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

San José mine cash gross profit (100% basis)	(in thousands)
Gross profit (loss)	$6,418	$19,511	$2,804	$17,975
Add: Depreciation and depletion	14,363	5,357	22,593	12,253
Cash gross profit	$20,781	$24,868	$25,397	$30,228

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$17,115	$12,455	$29,570	$26,455	$26,528	$52,983
Mine site reclamation, accretion and amortization	—	—	—	—	—	—
In‑mine exploration	1,115	—	1,115	1,597	—	1,597
Capitalized underground mine development (sustaining)	—	1,177	1,177	—	3,831	3,831
Capital expenditures on plant and equipment (sustaining)	2,484	—	2,484	3,177	—	3,177
Sustaining leases	221	176	397	229	399	628
All‑in sustaining costs	$20,935	$13,808	$34,743	$31,457	$30,758	$62,215
Ounces sold, including stream (GEO)(1)	8.1	10.1	18.2	14.4	23.0	37.4
Cash cost per ounce sold ($/GEO)	$2,113	$1,237	$1,627	$1,842	$1,153	$1,418
AISC per ounce sold ($/GEO)	$2,585	$1,371	$1,912	$2,190	$1,337	$1,665

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$8,305	$11,260	$19,565	$22,477	$19,907	$42,384
Mine site reclamation, accretion and amortization	1,233	—	1,233	1,233	—	1,233
In‑mine exploration	932	—	932	2,063	—	2,063
Capitalized underground mine development (sustaining)	—	3,364	3,364	—	7,051	7,051
Capital expenditures on plant and equipment (sustaining)	219	—	219	496	—	496
Sustaining leases	513	114	627	1,115	311	1,426
All‑in sustaining costs	$11,203	$14,738	$25,941	$27,384	$27,269	$54,653
Ounces sold, including stream (GEO)(1)	5.3	11.4	16.7	11.5	18.7	30.2
Cash cost per ounce sold ($/GEO)	$1,563	$985	$1,169	$1,951	$1,066	$1,404
AISC per ounce sold ($/GEO)	$2,108	$1,290	$1,549	$2,377	$1,460	$1,810

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$46,931	$45,959	$88,055	$81,302
Mine site reclamation, accretion and amortization	95	163	386	188
Site exploration expenses	2,846	3,092	4,798	4,827
Capitalized underground mine development (sustaining)	8,919	10,187	16,049	17,707
Less: Depreciation	(703)	(437)	(1,253)	(1,015)
Capital expenditures (sustaining)	4,312	—	5,401	1,517
All‑in sustaining costs	$62,400	$58,964	$113,436	$104,527
Ounces sold (GEO)	34.4	40.2	57.3	60.2
Cash cost per ounce sold ($/GEO)	$1,362	$1,144	$1,537	$1,351
AISC per ounce sold ($/GEO)	$1,811	$1,468	$1,980	$1,737

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$34,395	$30,647	$69,147	$56,189
Less: revenue from gold sales, stream	638	443	1,040	811
Revenue from gold and silver sales, excluding stream	$33,757	$30,204	$68,107	$55,378
GEOs sold	18.4	17.0	38.1	30.9
Less: gold ounces sold, stream	1.1	0.8	1.8	1.4
GEOs sold, excluding stream	17.3	16.2	36.3	29.5
Average realized price per GEO sold, excluding stream	$1,951	$1,865	$1,877	$1,879

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$39,257	$40,251	$66,798	$63,790
Silver sales	28,455	30,576	48,151	47,741
Gold and silver sales	$67,712	$70,827	$114,948	$111,530
Gold ounces sold	20.0	22.8	33.5	34.6
Silver ounces sold	1,201	1,440	1,985	2,080
GEOs sold	34.4	40.2	57.3	60.2
Average realized price per gold ounce sold	$1,966	$1,763	$1,995	$1,842
Average realized price per silver ounce sold	$23.68	$21.24	$24.26	$22.95
Average realized price per GEO sold	$1,966	$1,763	$2,006	$1,853

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

Risk Factors Impacting Forward-looking Statements

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31,2022 and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy;
●	the effects of pandemics such as COVID-19 on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics, and direct and indirect effects of COVID-19 or other pandemics on our business plans and operations;

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
●	our ability to maintain an ongoing listing of our common stock on the New York Stock Exchange or another national securities exchange in the United States;
●	decisions of foreign countries, banks and courts within those countries;
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions;
●	operating results of MSC;
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;
●	timing and amount of mine production;
●	our ability to retain and attract key personnel;
●	technological changes in the mining industry;
●	changes in operating, exploration or overhead costs;
●	access and availability of materials, equipment, supplies, labor and supervision, power and water;
●	results of current and future exploration activities;
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
●	changes in our business strategy;
●	interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	the uncertainty of reserve estimates and timing of development expenditures;
●	litigation or regulatory investigations and procedures affecting us;
●	changes in federal, state, provincial and local laws and regulations;
●	local and community impacts and issues including criminal activity and violent crimes;
●	accidents, public health issues, and labor disputes;
●	uncertainty relating to title to mineral properties;
●	changes in relationships with the local communities in the areas in which we operate; and
●	decisions by third parties over which we have no control.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 88% on an annual basis. During the three months ended June 30, 2023, the Argentine peso devalued 18.6% compared to a devaluation of 11.3% in the same period of 2022.

During the three months ended June 30, 2023, the Mexican peso appreciated 5.1% against the U.S dollar compared to no change during in the same period in 2022.

The Canadian dollar experienced a 2.2% appreciation against the U.S. dollar for the three months ended June 30, 2023, compared to a 3% depreciation in the comparable period of 2022.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balance was $1.0 million (C$1.34 million) and $0.28 million (MXN4.77 million), respectively, at June 30, 2023. The effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future. For the period ending June 30, 2023, our Argentine peso holdings were $69.0 million (ARS 17.7 billion). A 1% change in the value of the Argentine peso relative to the U.S. dollar would impact our results of operations by $0.7 million. We are using market risk-sensitive investments to manage our exposure to the Argentine peso relative to the U.S. dollar. During Q2/23, we earned interest of $21.4 million on our Argentine peso cash holdings against a foreign exchange loss of $24 million related to foreign exchange devaluation.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2023, our VAT receivable balance was 17.0 million Mexican pesos, equivalent to approximately $1.0 million, for which a 1% change in the Mexican peso would have resulted in a immaterial gain/loss in the Consolidated Statements of Operations.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation.

We have in the past sought and will likely in the future seek to acquire additional funding from the sale of common stock or other equity securities. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell equity securities at an acceptable price to meet future funding requirements.

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $34.2 million for the three months ended June 30, 2023, a 10% change in the price of gold and silver would have had an impact of approximately $3.4 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At June 30, 2023, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of June 30, 2023, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We face risks on the collection of our VAT receivables, which amount to $1.0 million as at June 30, 2023.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2023, we have surety bonds of $39.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the $40.0 million debt payable under the Third Amended and Restated Credit Agreement. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last ten years and has been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years preceding the reporting period. As at June 30, 2023, annual inflation in Argentina exceeded 100%. In this scenario, ASC 830 requires companies to change the functional currency of their foreign subsidiaries operating in a highly inflationary economy to match the Company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2023, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5. OTHER INFORMATION

Information Required by Item 407(c)(3) of Regulation S-K. During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1.3 3.1.4

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on July 25, 2022 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 28, 2022, Exhibit 3.1, File No. 001-33190).

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on June 30, 2023 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 03, 2023, Exhibit 3.1, File No. 001-33190).

3.2 10.1

Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).

Third Amended and Restated Credit Agreement (incorporated by reference from the Current Report on Form   8-K filed with the SEC on May 30, 2023, Exhibit 10.1, File No. 001-33190).

10.2

Private Placement Subscription Agreement between McEwen Copper Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.15, File No. 001-33190).

10.3

Offer Agreement among Andes Corporacion S.A., McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.16, File No. 001-33190).

10.4

Investor Rights Agreement among McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc., Robert McEwen and FCA Argentina S.A. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.17, File No. 001-33190).

10.5

Binding Term Sheet for Subscription between Nuton LLC and McEwen Copper Inc. effective as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.18, File No. 001-33190).

10.6

Binding Term Sheet for Subscription for Secondary Offering of Shares among Nuton LLC, McEwen Copper Inc. and McEwen Mining Inc. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.19, File No. 001-33190).

10.7

Private Placement Subscription Agreement between Nuton LLC and McEwen Copper Inc. dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.6, File No. 001-33190).

10.8

Share Purchase Agreement among McEwen Mining Inc., McEwen Copper Inc., Robert McEwen, Minera Andes Inc. and Nuton LLC dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.7, File No. 001-33190).

10.9

Amendment No. 1 to Collaboration Agreement among McEwen Mining Inc., McEwen Copper Inc. Robert McEwen and Nuton LLC dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.8, File No. 001-33190).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95	Mine safety disclosure.

101

The following materials from McEwen Mining Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are filed herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2023 and 2022, (ii) the Unaudited Consolidated Balance Sheets as of June 30, 2023 and Audited Consolidated Balance Sheet as at December 31, 2022, (iii) the Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) the Unaudited Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 9, 2023	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: August 9, 2023	By: Perry Ing,
Interim Chief Financial Officer