Form 10-Q
period 2023-09-30
McEwen Mining Inc.
filed 2023-11-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 47,491,869 shares of common stock outstanding.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from gold and silver sales	$38,404	$25,988	$107,551	$82,177
Production costs applicable to sales	(26,468)	(20,172)	(80,043)	(70,939)
Depreciation and depletion	(8,181)	(4,313)	(23,370)	(11,494)
Gross profit (loss)	3,755	1,503	4,138	(256)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	(18,478)	(7,623)	(78,883)	(31,460)
Advanced projects - Other	(1,966)	(1,194)	(4,308)	(3,414)
Exploration	(4,674)	(3,929)	(16,426)	(11,432)
General and administrative	(3,720)	(4,352)	(9,211)	(8,789)
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	(2,672)	758	(7,047)	2,149
Depreciation	(325)	(214)	(916)	(494)
Reclamation and remediation (Note 11)	(760)	(526)	(2,030)	(2,559)
	(32,595)	(17,080)	(118,821)	(55,999)
Operating loss	(28,840)	(15,577)	(114,683)	(56,255)

OTHER INCOME (EXPENSE):
Interest and other finance income (expenses), net	10,331	(1,817)	38,372	(5,096)
Other (expense) income (Note 3)	(10,108)	6,328	(34,562)	16,000
Total other income	223	4,511	3,810	10,904
Loss before income and mining taxes	(28,617)	(11,066)	(110,873)	(45,351)
Income and mining tax (expense) recovery	244	524	2,829	1,339
Net loss after income and mining taxes	(28,373)	(10,542)	(108,044)	(44,012)
Net loss attributable to non-controlling interests (Note 17)	9,922	12	24,890	300
Net loss and comprehensive loss attributable to McEwen shareholders	$(18,451)	$(10,530)	$(83,154)	$(43,712)

Net loss per share (Note 13):
Basic and diluted	$(0.39)	$(0.22)	$(1.75)	$(0.93)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	47,471	47,427	47,442	47,089

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$49,115	$39,782
Investments (Note 5)	40,833	1,295
Receivables, prepaids and other assets (Note 6)	8,678	8,840
Inventories (Note 7)	27,164	31,735
Total current assets	125,790	81,652
Mineral property interests and plant and equipment, net (Note 8)	340,009	346,281
Investment in Minera Santa Cruz S.A. (Note 9)	86,109	93,451
Inventories (Note 7)	15,885	2,432
Restricted cash (Note 16)	4,227	3,797
Other assets	673	1,106
TOTAL ASSETS	$572,693	$528,719

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,814	$42,521
Contract liability (Note 16)	10,187	6,155
Flow-through share premium (Note 12)	405	4,056
Debt, current portion (Note 10)	—	10,000
Lease liabilities	1,014	1,215
Reclamation and remediation liabilities (Note 11)	2,434	12,576
Tax liabilities	608	7,663
Total current liabilities	53,462	84,186
Lease liabilities	951	1,191
Debt (Note 10)	40,000	53,979
Reclamation and remediation liabilities (Note 11)	39,822	29,270
Other liabilities	4,484	3,819
Total liabilities	$138,719	$172,445

Shareholders’ equity:
Common shares: 47,492 as of September 30, 2023 and 47,428 as of December 31, 2022 issued and outstanding (in thousands) (Note 12)	$1,754,412	$1,644,145
Non-controlling interests (Note 17)	84,052	33,465
Accumulated deficit	(1,404,490)	(1,321,336)
Total shareholders’ equity	433,974	356,274
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$572,693	$528,719

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended September 30, 2022	Shares	Amount	Deficit	Interests	Total
Balance, June 30, 2022	47,428	$1,633,513	$(1,273,614)	$22,082	$381,981
Stock-based compensation	—	123	—	—	123
Issuance of equity by subsidiary	—	10,736	—	16,114	26,850
Share repurchase	—	(87)	—	—	(87)
Net loss	—	—	(10,530)	(12)	(10,542)
Balance, September 30, 2022	47,428	$1,644,285	$(1,284,144)	$38,184	$398,325

Three months ended September 30, 2023
Balance, June 30, 2023	47,471	$1,754,142	$(1,386,039)	$93,974	$462,077
Stock-based compensation	21	177	—	—	177
Restricted shares issued	—	93	—	—	93
Net loss	—	—	(18,451)	(9,922)	(28,373)
Balance, September 30, 2023	47,492	$1,754,412	$(1,404,490)	$84,052	$433,974

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Nine months ended September 30, 2022	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2021	45,919	$1,615,596	$(1,240,432)	$14,777	$389,941
Stock-based compensation	—	313	—	—	313
Sale of flow-through common shares	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary	—	17,643	—	23,707	41,350
Share repurchase	—	(87)	—	—	(87)
Net loss	—	—	(43,712)	(300)	(44,012)
Balance, September 30, 2022	47,428	$1,644,285	$(1,284,144)	$38,184	$398,325

Nine months ended September 30, 2023
Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274
Stock-based compensation	21	261	—	—	261
Restricted shares issued	43	93	—	—	93
Proceeds from McEwen Copper financing (Note 17)	—	109,913	—	75,477	185,390
Net loss	—	—	(83,154)	(24,890)	(108,044)
Balance, September 30, 2023	47,492	$1,754,412	$(1,404,490)	$84,052	$433,974

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(108,044)	$(44,012)
Adjustments to reconcile net loss from operating activities:
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	7,047	(2,149)
Depreciation and amortization	24,286	12,166
Unrealized (gain) loss on investments (Note 5)	(15,651)	375
Foreign exchange loss on investments (Note 5)	9,858	—
Foreign exchange loss (gain)	41,186	(12,070)
Reclamation accretion and adjustments to estimate (Note 11)	539	3,010
Income and mining tax recovery	(2,829)	(1,339)
Stock-based compensation	354	313
Change in non-cash working capital items:
Change in other assets related to operations	(4,689)	(14,590)
Change in liabilities related to operations	(8,099)	(4,326)
Cash used in operating activities	$(56,042)	$(62,622)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(18,277)	$(17,140)
Investment in marketable equity securities (Note 5)	(33,907)	—
Dividends received from Minera Santa Cruz S.A. (Note 9)	295	286
Cash used in investing activities	$(51,889)	$(16,854)

Cash flows from financing activities:
Proceeds from McEwen Copper financing (Note 17)	$185,390	$41,263
Issuance of flow-through common shares, net of issuance costs	—	14,376
Proceeds from promissory note	—	15,000
Principal repayment on debt (Note 10)	(25,000)	—
Subscription proceeds received in advance	—	(2,850)
Payment of finance lease obligations	(1,510)	(2,338)
Cash provided by financing activities	$158,880	$65,451
Effect of exchange rate change on cash and cash equivalents	(41,186)	12,070
(Decrease) increase in cash, cash equivalents and restricted cash	9,763	(1,955)
Cash, cash equivalents and restricted cash, beginning of period	43,579	60,634
Cash, cash equivalents and restricted cash, end of period	$53,342	$58,679

Supplemental disclosure of cash flow information:
Cash received (paid) during period for:
Interest paid	$(3,231)	$(4,305)
Interest received	42,565	10
Taxes paid	(5,735)	—

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company produces and sells gold and silver from its operations in Canada, the United States and Argentina, and has a number of exploration and development assets in Canada, the United States, Mexico and Argentina.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and nine months ended September 30, 2023 and 2022, the unaudited Consolidated Balance Sheet as at September 30, 2023 and the audited Consolidated Balance Sheet as at December 31, 2022, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

Articles of Amendment

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

September 30, 2023

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended September 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$17,967	$20,259	$178	$—	$—	$38,404
Production costs applicable to sales	(14,399)	(12,069)	—	—	—	(26,468)
Depreciation and depletion	(2,647)	(5,534)	—	—	—	(8,181)
Gross profit (loss)	921	2,656	178	—	—	3,755

Advanced projects	—	—	(1,966)	—	(18,478)	(20,444)
Exploration	(1,813)	(2,861)	—	—	—	(4,674)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(2,672)	—	(2,672)
Segment loss	$(892)	$(205)	$(1,788)	$(2,672)	$(18,478)	$(24,035)
General and administrative and other						(4,582)
Loss before income and mining taxes						$(28,617)

Capital expenditures	$5,211	$2,574	$705	$—	$1,573	$10,063

Nine months ended September 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$45,526	$61,847	$178	$—	$—	$107,551
Production costs applicable to sales (1)	(41,446)	(38,597)	—	—	—	(80,043)
Depreciation and depletion	(7,170)	(16,200)	—	—	—	(23,370)
Gross profit (loss)	(3,090)	7,050	178	—	—	4,138

Advanced projects (1)	—	—	(4,308)	—	(78,883)	(83,191)
Exploration	(4,133)	(11,907)	—	—	(386)	(16,426)
Loss from investment in Minera Santa Cruz S.A.	—	—	—	(7,047)	—	(7,047)
Segment loss	$(7,223)	$(4,857)	$(4,130)	$(7,047)	$(79,269)	$(102,526)
General and Administrative and other						(8,347)
Loss before income and mining taxes						$(110,873)

Capital expenditures	$11,437	$6,757	$705	$—	$3,088	$21,987

(1)	Certain amounts in prior quarter have been reclassified to conform to the current quarter’s presentation. Reclassified amounts were not material to the financial statements and relate to the presentation of Production costs applicable to sales and Advanced projects in the Statement of Operations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended September 30, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$12,596	$13,058	$334	$—	$—	$25,988
Production costs applicable to sales	(12,357)	(6,196)	(1,619)	—	—	(20,172)
Depreciation and depletion	(1,514)	(2,799)	—	—	—	(4,313)
Gross profit (loss)	(1,275)	4,063	(1,285)	—	—	1,503

Advanced projects	(4)	(30)	(1,160)	—	(7,623)	(8,817)
Exploration	(1,055)	(2,733)	—	—	(141)	(3,929)
Income from investment in Minera Santa Cruz S.A.	—	—	—	758	—	758
Segment income (loss)	$(2,334)	$1,300	$(2,445)	$758	$(7,764)	$(10,485)
General and administrative and other						(581)
Loss before income and mining taxes						$(11,066)

Capital expenditures	$1,012	$4,080	$2,827	$—	$159	$8,078

Nine months ended September 30, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$34,334	$46,200	$1,643	$—	$—	$82,177
Production costs applicable to sales	(34,834)	(26,103)	(10,002)	—	—	(70,939)
Depreciation and depletion	(3,275)	(8,219)	—	—	—	(11,494)
Gross profit (loss)	(3,775)	11,878	(8,359)	—	—	(256)

Advanced projects	(52)	(227)	(3,135)	—	(31,460)	(34,874)
Exploration	(3,747)	(7,056)	—	—	(629)	(11,432)
Income from investment in Minera Santa Cruz S.A.	—	—	—	2,149	—	2,149
Segment income (loss)	$(7,574)	$4,595	$(11,494)	$2,149	$(32,089)	$(44,413)
General and Administrative and other						(938)
Loss before income and mining taxes						$(45,351)

Capital expenditures	$1,508	$11,633	$2,827	$—	$544	$16,512

Geographic Information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022
USA (2)	$76,366	$70,577	$17,967	$12,596	$45,526	$34,334
Canada	89,153	91,552	20,259	13,058	61,847	46,200
Mexico	29,753	29,219	178	334	178	1,643
Argentina (3)	251,631	255,718	—	—	—	—
Total consolidated	$446,903	$447,066	$38,404	$25,988	$107,551	$82,177

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Elder Creek exploration property of $0.8 million as of September 30, 2023 (December 31, 2022 - $0.8 million).
(3)	Includes Investment in MSC of $86.1 million as of September 30, 2023 (December 31, 2022 – $93.5 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER INCOME

The following is a summary of other income for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Unrealized and realized gain (loss) on investments (Note 5)	$12,662	$(1,367)	$15,543	$(754)
Foreign currency gain on Blue Chip Swap	—	5,721	7,993	12,309
Foreign currency gain (loss)	(23,705)	1,412	(58,818)	3,880
Other income (loss), net	935	562	720	565
Total other income (loss)	$(10,108)	$6,328	$(34,562)	$16,000

During the nine months ended September 30, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian USD bank account to Argentina. The Company realized net gains of $7.6 million comprised of foreign currency gains of $8.0 million and realized losses on investments of $0.4 million, including the impact of fees and commissions. For the nine months ended September 30, 2022, the Company completed eight Blue Chip Swap transactions and realized net gains of $11.6 million comprised of foreign currency gains of $12.3 million and realized losses on investments of $0.7 million.

NOTE 4 CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and cash equivalents reported in the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Cash and cash equivalents held in USD	$7,137	$36,305
Cash and cash equivalents held in ARS¹	41,306	2,144
Cash and cash equivalents held in other currencies	672	1,333
Total cash and cash equivalents	$49,115	$39,782
(1)	Argentine Peso (“ARS”)

As of September 30, 2023, the cash balance of ARS 14.6 billion was converted to the USD using the official exchange rate of 349.9:1. As of December 31, 2022, the cash balance of ARS 0.4 billion was converted to the USD using the official exchange rate of 177.2:1.

As of September 30, 2023, of $49.1 million of cash and cash equivalents, $45.2 million in cash and $2.3 million in bankers’ acceptance notes with maturity dates between 34 to 81 days were held by McEwen Copper. As of December 31, 2022, of $39.8 million of cash and cash equivalents, $2.5 million in cash and $35.6 million in bankers’ acceptance notes were held by McEwen Copper.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

	As at	Additions/	Disposals/	Unrealized	Unrealized foreign	As at
	December 31,	transfers during	transfers during	gain on	exchange loss	September 30,
	2022	period	period	securities held	on securities held	2023
Marketable equity securities – fair value	$1,133	$33,907	$—	$15,651	$(9,858)	$40,833
Warrants	162	—	(162)	—	—	—
Total Investments	$1,295	$33,907	$(162)	$15,651	$(9,858)	$40,833

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	As at	Additions/	Disposals/	Unrealized	Unrealized foreign	As at
	December 31,	transfers during	transfers during	loss on	exchange loss	December 31,
	2021	period	period	securities held	on securities held	2022
Marketable equity securities – fair value	$1,644	$—	$—	$(511)	$—	$1,133
Warrants	162	—	—	—	—	162
Total Investments	$1,806	$—	$—	$(511)	$—	$1,295

During the nine months ended September 30, 2023, Andes Corporation Minera S.A. (“ACMSA”), an Argentinian subsidiary of McEwen Copper, invested $33.9 million in equity securities trading on the Bolsa de Comercio de Buenos Aires (“BCBA”) exchange as Argentinian depositary receipts (“CEDEARs”) and denominated in ARS. During the three and nine months ended September 30, 2023, the Company recognized an unrealized gain on CEDEARs of $13.0 million and $15.7 million, respectively.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other assets as at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Government sales tax receivable	$791	$2,868
Prepaids and other assets	7,887	5,972
Receivables, prepaid and other current assets	$8,678	$8,840

NOTE 7 INVENTORIES

Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Material on leach pads	$16,036	$7,571
In-process inventory	4,470	3,674
Stockpiles	12,038	15,392
Precious metals	2,445	2,119
Materials and supplies	8,060	5,411
	$43,049	$34,167
Less long-term portion	(15,885)	(2,432)
Current portion	$27,164	$31,735

During the nine months ended September 30, 2023, inventories at the Fox Complex and Gold Bar operations were written down to their estimated net realizable values by $1.0 million and $2.8 million, respectively. During the nine months ended September 30, 2022, inventories at the Fox Complex, El Gallo and Gold Bar operations were written down to their estimated net realizable values by $1.6 million, $4.6 million and $nil respectively. Of these write-downs during the three months ended September 30, 2023, a total of $3.0 million (nine months ended September 30, 2022 - $5.9 million) was included in production costs applicable to sales and $0.8 million (nine months ended September 30, 2022 - $0.3 million) was included in depreciation and depletion in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the Regulation S-K 1300 requirements of the SEC. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar Mine and San José properties have proven and probable reserves estimated in accordance with S-K 1300. The Fox Complex is depleted and depreciated using the units-of-production method over estimated mineral resources, as the project does not have proven and probable reserves that conform to the guidance under S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the nine months ended September 30, 2023, no indicators of impairment have been noted for any of the Company’s mineral property interests.

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

A summary of the operating results for MSC for the three and nine months ended September 30, 2023, and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$64,495	$65,278	$177,947	$176,808
Production costs applicable to sales	(43,380)	(48,930)	(131,434)	(130,231)
Depreciation and depletion	(15,190)	(9,376)	(37,783)	(21,629)
Gross profit	5,925	6,972	8,730	24,948
Exploration	(2,538)	(1,960)	(7,336)	(6,788)
Other expenses(1)	(2,652)	(5,648)	(13,797)	(16,000)
Net income (loss) before tax	$735	$(636)	$(12,403)	$2,160
Current and deferred tax recovery (expense)	(3,953)	4,318	4,190	7,247
Net income (loss)	$(3,218)	$3,682	$(8,213)	$9,407

Portion attributable to McEwen Mining Inc. (49%)
Net income	$(1,577)	$1,804	$(4,025)	$4,610
Amortization of fair value increments	(1,217)	(1,228)	(3,370)	(2,929)
Income tax recovery	122	182	348	468
Income (loss) from investment in MSC, net of amortization	$(2,672)	$758	$(7,047)	$2,149

(1) Other expenses include foreign exchange gains and losses, accretion of asset retirement obligations and other finance-related expenses.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in MSC for the nine months ended September 30, 2023, and for the year ended December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Investment in MSC, beginning of period	$93,451	$90,961
Attributable net income from MSC	(4,025)	6,303
Amortization of fair value increments	(3,370)	(4,155)
Income tax recovery	348	628
Dividend distribution received	(295)	(286)
Investment in MSC, end of period	$86,109	$93,451

A summary of the key assets and liabilities of MSC as at September 30, 2023 before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at September 30, 2023	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$86,887	$636	$87,523
Total assets	$189,181	$74,460	$263,641

Current liabilities	$(53,460)	$—	$(53,460)
Total liabilities	$(87,400)	$(585)	$(87,985)

NOTE 10 DEBT

On May 19, 2023, the Company repaid outstanding amounts to Sprott Private Resource Lending II (Collector), LP (“Sprott”) of $25.0 million in principal and $0.1 million in accrued interest. The Company subsequently entered into the Third Amended and Restated Credit Agreement (“ARCA”) effective May 23, 2023, which included the following revisions:

●	Sprott was removed as the administrative agent and lender. An affiliate of Robert R. McEwen remained as a lender and replaced Sprott as the administrative agent.
●	An affiliate of Robert R. McEwen added the $15.0 million outstanding under its unsecured promissory note with the Company dated March 31, 2022, as an advance under the ARCA, forming a loan of $40.0 million with interest payable monthly at a rate of 9.75% per annum. Concurrently, the unsecured promissory note was cancelled.
●	Scheduled repayments of principal under the ARCA were extended by 18 months compared with the Second Amended and Restated Credit Agreement. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2025, and will continue for 18 months, followed by a final principal payment of $21.0 million and any accrued interest on August 31, 2026. The remaining principal terms of the original agreement remained unchanged.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A reconciliation of the Company’s debt for the nine months ended September 30, 2023, and for the year ended December 31, 2022, is as follows:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
Balance, beginning of year	$63,979	$48,866
Promissory note- initial recognition	—	15,000
Principal repayment on debt	(25,000)	—
Interest expense	4,007	5,488
Interest payments	(2,986)	(4,875)
Bonus Interest - Equity based financing fee	—	(500)
Balance, end of period	$40,000	$63,979
Less: current portion	—	10,000
Long-term portion	$40,000	$53,979

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Fox Complex properties in Canada and the El Gallo mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2023, and for the year ended December 31, 2022, is as follows:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
Reclamation and remediation liability, beginning balance	$41,846	$35,452
Settlements	(1,215)	(774)
Accretion of liability	1,874	2,354
Revisions to estimates and discount rate	(300)	5,664
Foreign exchange revaluation	51	(850)
Reclamation and remediation liability, ending balance	$42,256	$41,846
Less: current portion	2,434	12,576
Long-term portion	$39,822	$29,270

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have mineral reserves that conform to guidance under S-K 1300. Reclamation accretion for all properties is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Reclamation adjustment reflecting updated estimates	$136	$—	$156	$986
Reclamation accretion	624	526	1,874	1,573
Total	$760	$526	$2,030	$2,559

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 12 SHAREHOLDERS’ EQUITY

Equity Issuances

Flow-Through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

The Company is required to spend the flow-through share proceeds from the 2022 issuance on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). As of September 30, 2023, the Company had incurred a total of $12.8 million in eligible CEE (as of December 31, 2022 – $1.0 million). The Company expects to fulfill its remaining CEE commitments of $2.3 million by the end of 2023.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2023, and 2022, as they would be anti-dilutive.

For the nine months ended September 30, 2023, all 971,504 outstanding stock options and all 2,976,816 outstanding warrants were excluded from the computation of diluted loss per share. Similarly, for the nine months ended September 30, 2022, all 467,499 outstanding stock options and all 2,977,077 outstanding warrants were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVlaw	$48	$49	$145	$303

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2023	December 31, 2022
REVlaw	$79	$112

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. During the three and nine months ended September 30, 2023, the Company paid $1.0 million and $2.7 million, respectively (three and nine months ended September 30, 2022 – $1.2 million and $3.6 million, respectively) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Assets and liabilities measured at fair value on a recurring basis.

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at September 30, 2023 and December 31, 2022, as reported in the Consolidated Balance Sheets:

	Fair value as at September 30, 2023			Fair value as at December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$40,833	$—	$40,833	$1,133	$—	$1,133
Total investments	$40,833	$—	$40,833	$1,133	$—	$1,133

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held at September 30, 2023 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $40.0 million (December 31, 2022 – $64.0 million). The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

NOTE 16 COMMITMENTS AND CONTINGENCIES

In addition to the commitments for payments on operating and finance leases and the repayment of long-term debt (Note 10), as at September 30, 2023 the Company has the following commitments and contingencies:

Reclamation Obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at September 30, 2023, the Company had surety facilities in place to cover its bonding obligations, which include $27.8 million of bonding in Nevada and $11.6 million (C$15.6 million) of bonding in Canada.

The terms of the facilities carry an average annual financing fee of 2.3% and require a deposit of 11%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2023, the Company recorded $4.2 million in restricted cash in non-current assets as a deposit against the surety facility.

Streaming Agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During the nine months ended September 30, 2023, the realized price for the streaming contract was $589 per ounce including inflation adjustments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2023, the Company recorded revenue of $0.5 million and $1.6 million, respectively (three and nine months ended September 30, 2022 - $0.4 million and $1.2 million, respectively) related to the gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering are required to be used for the continued exploration of the Company’s properties in the Timmins region of Canada. As at September 30, 2023, the Company has incurred $12.8 million of the required CEE spend and expects to fulfill the remaining $2.3 million of the CEE commitments by the end of 2023.

Prepayment Agreement

On July 31, 2023, the Company extended the existing precious metals purchase agreement with Auramet International LLC (“Auramet”). Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three and nine months ended September 30, 2023, the Company received net proceeds of $41.2 million and $93.4 million, respectively, from the sales on a Supplier Advance Basis (three and nine months ended September 30, 2022 – $20.5 million). The Company recorded revenue of $83.2 million related to the gold sales, with the remaining $10.2 million representing 5,330 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 17 NON-CONTROLLING INTERESTS

On February 23, 2023, the Company and its subsidiary, McEwen Copper, closed an equity financing with a single investor, FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V. (“Stellantis”), which consisted of a private placement of 2,850,000 additional common shares issued by McEwen Copper for gross proceeds of ARS 20.9 billion ($108.8 million) and a secondary sale of an additional 1,250,000 shares of McEwen Copper common stock indirectly owned by the Company for aggregate proceeds of ARS 9.1 billion ($46.6 million).

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

As of September 30, 2023, the Company recorded $24.9 million in net losses attributable to non-controlling interests of 48.1% (September 30, 2022 - $0.3 million in net losses attributable to non-controlling interests of 31.8%).

NOTE 18 SUBSEQUENT EVENTS

On October 11, 2023, McEwen Copper and FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V. (“Stellantis”), announced the closing of agreements pursuant to which McEwen Copper issued 1,900,000 common shares for aggregate proceeds of ARS 42 billion.

On October 11, 2023, McEwen Copper and Nuton LLC (“Nuton”), a subsidiary of Rio Tinto, announced a transaction pursuant to which McEwen Copper would issue 152,615 common shares for proceeds of $4.0 million, and the Company would sell 232,000 common shares of McEwen Copper to Nuton for an aggregate purchase price of $6.0 million. These transactions closed on October 20, 2023.

Subsequent to the closing of the transactions above, Stellantis and Nuton own 19.4% and 14.5%, respectively, of McEwen Copper on a fully diluted basis, while the Company’s ownership decreased to 47.7%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at September 30, 2023 and compares it to our financial condition at December 31, 2022. The discussion also analyzes our results of operations for the three and nine months ended September 30, 2023, and compares those to the results for the three and nine months ended September 30, 2022. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: adjusted net income or loss, adjusted net income or loss per share, cash gross profit, total cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document.

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023, and 2022 and to our Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 31.

This discussion also includes references to “advanced-stage properties,” which are defined as properties for which advanced studies and reports have been completed indicating the presence of measured, indicated, and inferred resources or proven and probable reserves, or that have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “advanced-stage properties” should not suggest that we have or ever will have proven or probable reserves at those properties as defined by S-K 1300.

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2023, and 2022 are abbreviated as Q3/23 and Q3/22, respectively, and the reporting periods for the nine months ended September 30, 2023, and 2022 are abbreviated as 9M/23 and 9M/22, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 83:1 for 9M/23 and 9M/22. Beginning with Q2/19, we adopted a variable gold to silver ratio for reporting that approximates the average price during each fiscal quarter.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979. We produce and sell gold and silver from our operations in Canada, the United States and Argentina, and have a number of exploration assets in Canada, the United States, Mexico and Argentina.

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

Q3/23 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the quarter ended September 30, 2023, are summarized below, and discussed further under “Consolidated Performance”:

Corporate Developments

●	Subsequent to September 30, 2023, McEwen Copper closed on financings with Stellantis and Nuton LLC, a Rio Tinto Venture, raising ARS 42 billion and $10.0 million, respectively, at $26 per share, implying a market value of $800.0 million for McEwen Copper. The proceeds of the private placements will be used to advance development of the Los Azules copper project in San Juan, Argentina, and for general corporate purposes. As part of these private placements, McEwen Mining sold 232,000 common shares of McEwen Copper in return for $6.0 million. As of the date of the MD&A, the Stellantis and Nuton hold approximately 19.4% and 14.5%, respectively, of the outstanding shares of McEwen Copper, while McEwen Mining reduced its ownership to 47.7% We expect to deconsolidate McEwen Copper from McEwen Mining consolidated financial statements in the fourth quarter of 2023 and account for the current 47.7% ownership as an equity investment.

Operational Highlights

●	Consolidated GEO production in Q3/23 improved compared to both Q2/23 and Q3/22. We produced 38,478 GEOs in Q3/23 which included 17,798 attributable GEOs from the San José mine(1) and reiterate our consolidated production guidance of 150,000 to 170,000 GEOs for full year 2023.
●	Sustained mill production above 1,200 tonnes per day at our Fox Complex operations. Crushing remained consistent at our Froome mine, allowing the operation to process 1,260 average tonnes per day (“tpd”) during Q3/23, slightly exceeding records set in Q2/23. We produced 11,174 GEOs during Q3/23 and Fox Complex remains on track to meet guidance of 42,000 to 48,000 GEOs for full year 2023.
●	At the Gold Bar Mine, we produced 9,509 GEOs during Q3/23, an increase of 20% compared to Q2/23. Production continues to increase quarterly, though delays from weather related incidents and labor constraints during 2023 have impacted our annual outlook. Subsequent to quarter end, our announced heap leach expansion project was completed and permitted. We have also hired additional crushing crews enabling the operation of the crushing circuit 24 hours per day, resulting in the acceleration of daily gold ounce production from our operations at the beginning of Q4/23. We now expect production from Gold Bar to be between 36,500 to 40,000 GEOs, down from previous production guidance of 42,000 to 48,000 GEOs for full year 2023, with higher production shifting into the first quarter of 2024.
●	At the San José Mine, Q3/23 production increased by 3% compared to Q2/23 due to a modest improvement in processed tonnes. However, MSC’s 2023 production was 7% lower than revised mine plan targets for Q3/23 due to lower than planned gold and silver head grades. We reiterate production guidance of 66,000 to 74,000 GEOs for full year 2023.
●	We continue to advance our exploration program at Los Azules. Planning activities for the 2023-2024 drilling campaign were completed in the quarter, and we are targeting 157,000 feet (48,000 meters) of infill resource drilling in the upcoming program. 14 out of a total of 18 to 20 planned drill rigs are currently underway with mobilization. Drilling using tricone roller cone drill bits has been initiated on 4 holes in October 2023. Confirmatory metallurgical testing and environmental baseline studies are underway, and critical preliminary engineering contracts have been awarded for hydrogeologic field investigations and geotechnical studies to support the delivery of a feasibility study by the end of Q1 2025.
●	We continue to meet safety expectations at our 100% owned operations. During Q3/23, we did not have any lost-time incidents at our Fox Complex, Gold Bar Mine, and El Gallo operations.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $49.1 million, of which $45.2 million is to be used towards advancing the Los Azules copper project, and consolidated working capital of $72.3 million as at September 30, 2023. We also reported investments of $40.8 million, which consists of liquid securities held in Argentina to mitigate inflation and devaluation risks.

●	Revenues of $38.4 million were reported in Q3/23 from the sale of 20,620 GEOs from our 100% owned operations at an average realized price(2) of $1,920 per GEO. This compares to Q3/22 revenues of $26.0 million from the sale of 15,400 GEOs from our 100% owned operations at a realized price of $1,742 per GEO.
●	We reported a gross profit of $3.8 million and cash gross profit(2) of $11.9 million in Q3/23, compared to gross profit of $1.5 million and cash gross profit(2) of $5.8 million in Q3/22 from our 100% owned operations. Higher revenues, driven by a 34% increase in GEOs sold and a 10% increase in realized gold prices drove improvements in gross profit and cash gross profit. Including, our 49% ownership of San José mine, we reported a total cash gross profit(2) of $22.3 million in Q3/23 compared with a total cash gross profit(2) of $13.8 million in Q3/22.
●	Net loss for Q3/23 was $18.5 million, or $0.39 per share, compared to Q3/22 of $10.5 million, or $0.21 per share. Compared to our gross profit, our net loss in Q3/23 was impacted by higher year-over-year exploration and advanced project expenditures, including investing $18.5 million in exploration activities at our Los Azules copper project.
●	We reported an adjusted net loss(2) of $4.2 million in Q3/23 compared to an adjusted net income(2) of $6.4 million in Q3/22. Adjusted net loss excludes the impact of the results of McEwen Copper and MSC, and we believe this metric best represents the results of our 100% owned precious metal operations. Compared to our cash gross profit of $11.9 million, the adjusted net loss includes $6.6 million in exploration and advanced project expenditures at our Fox Complex, Gold Bar mine and Fenix Project operations, $8.5 million in non-cash depreciation, and $3.7 million in general and administrative expenses.
●	Cash costs(2) and AISC per GEO(2) sold for the Fox Complex in Q3/23 were $1,078 and $1,288, respectively. On a year-to-date basis, cash costs and AISC per GEO sold were $1,129 and $1,321, which compares against full-year 2023 guidance of $1,000 and $1,320 respectively. We continue to reiterate cost guidance at our Fox Complex operations.
●	Cash costs and AISC per GEO sold for the Gold Bar mine in Q3/23 were $1,529 and $2,160, respectively. On a year-to-date basis, cash costs and AISC per GEO sold were $1,743 and $2,203, which compares against full-year 2023 guidance of $1,400 and $1,680, respectively. Additional crews and the completion of our heap leach expansion in Q3/23 is expected to result in increased GEO production in Q4/23, allowing the Gold Bar Mine to quickly realize recoveries on its stockpiled material from the Pick pit during the last quarter. The increases in GEO production are expected to allow Gold Bar to improve unitary costs significantly in the fourth quarter, however we expect full-year costs to be approximately 10% to 15% higher than full-year guidance.
●	Cash costs and AISC per GEO sold for MSC in Q3/23 were $1,445 and $1,953, respectively. On a year-to-date basis, cash costs and AISC per GEO sold were $1,505 and $1,971, compared to full year 2023 guidance of $1,250 and $1,550, respectively. Although MSC’s revised mine plan targets were achieved in Q3/23, we expect costs to remain approximately 15% above guidance due to additional capital development costs required under the new mine plan.

Exploration and Mineral Resources and Reserves

●	We invested $18.5 million in our Los Azules copper project in Argentina during Q3/23 primarily to build a winter camp and maintain our road access, in order to allow full year exploration activity. We also initiated engineering and other studies while preparing for our 2023-2024 drilling campaign, which began in October 2023.
●	We also incurred $4.7 million in exploration expenses at our other operations, primarily to advance our Stock West project at the Fox Complex, and de-risking our mine plan at the Gold Bar mine through additional drilling in our Pick pit.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$38,404	$25,988	$107,551	$82,177
Production costs applicable to sales(1)	$(26,468)	$(20,172)	$(80,043)	$(70,939)
Gross profit (loss)(1)	$3,755	$1,503	$4,138	$(256)
Adjusted net (loss) income (2)	$(4,213)	$6,379	$(41,132)	$(8,441)
Adjusted net (loss) income per share (2)	$(0.09)	$0.13	$(0.87)	$(0.18)
Net loss	$(18,451)	$(10,530)	$(83,154)	$(43,712)
Net loss per share	$(0.39)	$(0.21)	$(1.75)	$(0.91)
Cash gross profit(1) (2)	$11,936	$5,816	$27,508	$11,238
Cash used in operating activities	$(2,280)	$(6,197)	$(56,042)	$(50,552)
Cash additions to mineral property interests and plant and equipment	$(9,319)	$(8,888)	$(18,277)	$(17,140)

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.

	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$49,115	$39,782
Working capital	72,328	(2,534)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except per ounce)
GEOs produced(1)	38.5	35.7	104.4	97.1
100% owned operations	20.7	16.4	58.0	47.4
San José mine (49% attributable)	17.8	19.3	46.4	49.7
GEOs sold(1)	35.3	35.0	100.8	95.4
100% owned operations	20.6	15.4	58.0	46.3
San José mine (49% attributable)	14.7	19.6	42.8	49.1
Average realized price ($/GEO)(2)(3)	$1,920	$1,742	$1,916	$1,833
P.M. Fix Gold ($/oz)	$1,928	$1,729	$1,930	$1,824
Cash cost per ounce ($/GEO sold):(2)
100% owned operations	$1,284	$1,219	$1,381	$1,342
San José mine (49% attributable)	$1,445	$1,233	$1,505	$1,300
AISC per ounce ($/GEO sold):(2)
100% owned operations	$1,686	$1,659	$1,683	$1,760
San José mine (49% attributable)	$1,953	$1,562	$1,971	$1,718
Cash gross profit(2)	$11,936	$5,816	$27,508	11,238
Gold : Silver ratio(1)	82 : 1	90 : 1	83 : 1	83 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 82 : 1 for Q3/23 and 90 : 1 for Q3/22.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

During Q3/23, we reported cash gross profit of $11.9 million, which represents an increase of $6.1 million from $5.8 million cash gross profit in Q3/22. The increase in cash gross profit is attributed to an increase in revenue of $12.4 million at our Fox Complex and Gold Bar mine operations, and partially offset by an increase in production costs of $6.8 million. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross (loss) profit, which we consider to be the nearest GAAP measure.

During Q3/23, we reported a net loss of $18.5 million (or $0.39 per share) compared to $10.5 million (or $0.21 per share) in Q3/22. Our Q3/23 gross profit from our operations of $3.8 million from our operations was offset by $25.1 million of advanced project and exploration expenditures incurred by the Company, the majority of which was in respect of the Los Azules copper project.

We reported an adjusted net loss of $4.2 million (or $0.09 per share) in Q3/23 compared to an adjusted net income of $6.4 million (or $0.13 per share) in Q3/22. Our adjusted net loss excludes the impact of McEwen Copper and MSC’s results on our net loss. We believe this metric best represents the results of our 100% owned precious metal operations. For Q3/23, our adjusted net loss of $4.2 million includes $6.6 million of exploration and advanced project expenditures primarily at our Fox Complex, Gold Bar mine and Fenix Project operations, $8.5 million in non-cash depreciation, and $3.7 million in general and administrative expenses.

Production from our 100% owned mines of 20,700 GEOs in Q3/23 increased by 4,300 GEOs as compared to 16,400 GEOs produced in Q3/22. At our Fox Complex operations, production increased by 2,200 GEOs in Q3/23 as compared to Q3/22 due to slightly higher mill throughput grades, while at Gold Bar our production increased by 2,300 GEOs as a result of higher average head grades and processed tonnes.

Our attributable share of the San José mine production was 17,798 GEOs in Q3/23, which was 8% lower than 19,300 GEOs produced in Q3/22. This decrease was primarily driven by lower average gold and silver head grades year over year.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: During Q3/23, revenue from gold and silver sales from 100% owned operations increased to $38.4 million, compared with $26.0 million during Q3/22. This 48% increase was driven by year-over-year production improvements at both of our 100% owned operations totaling 5,300 GEOs sold as well as an increase in average realized gold prices. Our average realized price in Q3/23 was $1,920 per GEO, compared with $1,742 per GEO in Q3/22.

Production costs applicable to sales: During Q3/23, production costs applicable to sales increased to $26.5 million, compared with $20.2 million during Q3/22. This 31% increase was primarily driven by the increase in throughput and correspondingly, an increase in GEO sold.

Advanced project costs: Of $20.4 million in advanced project costs incurred during Q3/23, $18.5 million was spent to build a winter camp and maintain our road access, in order to allow full year exploration activity. We also initiated engineering and other studies while preparing for our 2023-2023 drilling campaign, which began in October 2023. The remaining $1.9 million was related to the further advancement of our Fenix Project in Mexico.

Exploration costs: Exploration costs of $4.7 million during Q3/23 were slightly higher compared to Q3/22 costs of $3.9 million. Exploration expenditures of $2.9 million were incurred to advance our Stock West project at the Fox Complex.  At our Gold Bar mine, we incurred $1.8 million of exploration costs primarily focused on defining the boundaries of our oxide pit limit.

Loss from investment in MSC: During Q3/23 we recorded a loss of $2.7 million from our investments in MSC, compared with income of $0.8 million during Q3/22. This decrease was a result of year-over-year declines in silver and gold average head grades, impacting revenue, as well as higher depreciation and depletion. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance income, net: Net interest and other finance income of $10.3 million during Q3/23 increased by $12.1 million compared to an expense of $1.8 million during Q3/22. This change was driven by an increase in the Company’s average cash balance held in money market funds following the McEwen Copper financing in Q1/23, and together with our investments in equity securities in Argentina, served to mitigate impacts of foreign currency devaluation.

Other expense of $10.1 million in Q3/23 decreased from income of $6.3 in Q3/22 primarily as a result of devaluation of cash holdings denominated in ARS against USD. This is discussed further in Note 3 to the Consolidated Financial Statements. As described above, the Company uses money market funds and equity instruments to mitigate the impact of foreign currency devaluation in Argentina.

Income and mining tax recovery of $0.2 million in Q3/23 decreased compared to $0.5 million in Q3/22. The decrease in the tax recovery for Q3/23 was due to the income tax expense at Fox Complex that partially offset the flow-through share premium amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased by $9.3 million during Q3/23, from $39.8 million as at December 31, 2022 to $49.1 million as at September 30, 2023. Of this balance, a total of $47.5 million is allocated for advancing the Los Azules copper project (December 31, 2022 – $38.1 million). Our reported cash balance excludes $39.7 million held in liquid securities in Argentina to mitigate inflation and devaluation risks of the Argentine peso.

Operating cash outflows of $56.0 during Q3/23 consisted of the net loss of $108.0 million, adjusted for $41.2 million in foreign exchange losses on cash and cash equivalents, $24.3 million in depreciation and amortization, $7.0 million for losses from our investment in MSC and $5.8 million in unrealized net gains on investments. Change in non-cash working capital of $12.8 million was driven by a $10.1 million reclass from the short-term portion of environmental liabilities to long-term due to the change in timing of reclamation works at Fenix Project in Mexico.

Cash used in investing activities of $51.9 million during Q3/23 consisted primarily of the investments of $33.9 million in liquid equity securities purchased through the Bolsa de Comercia de Buenos Aires (“BCBA”) stock exchange in Argentina to mitigate inflation and devaluation exposure. The remaining amounts were incurred primarily in respect of our heap leach expansion at the Gold Bar Mine and capital development at the Fox Complex.

Cash provided by financing activities of $158.9 million during Q3/23 was due to the receipt of $185.4 million from our McEwen Copper financing and partially offset by the repayment of $25.0 million under the ARCA. Further details are provided in Note 10 and Note 17 to the Consolidated Financial Statements.

Working capital as at September 30, 2023 was $72.3 million, and increased by $74.8 million from negative $2.5 million as at December 31, 2022. The change is primarily attributable to the increase in our cash and cash equivalents as described above.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes certain operating results for the Gold Bar mine for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	737	510	1,796	1,295
Average grade (g/t Au)	0.87	0.60	0.83	0.66
Processed mineralized material (t)	604	442	1,661	1,196
Average grade (g/t Au)	0.69	0.62	0.77	0.67
Gold ounces:
Produced	9.5	7.2	23.9	18.6
Sold	9.4	7.2	23.8	18.7
Silver ounces:
Produced	0.2	—	0.5	—
Sold	0.3	—	0.7	—
GEOs:
Produced	9.5	7.2	23.8	18.6
Sold	9.4	7.2	23.8	18.7
Revenue from gold and silver sales	$17,967	$12,596	$45,526	$34,334
Cash costs(1)	$14,399	$12,357	$41,446	$34,834
Cash cost per ounce ($/GEO sold)(1)	$1,529	$1,712	$1,743	$1,859
All‑in sustaining costs(1)	$20,342	$14,786	$52,392	$42,170
AISC per ounce ($/GEO sold)(1)	$2,160	$2,049	$2,203	$2,251
Gold : Silver ratio	82 : 1	90 : 1	83 : 1	83 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

Q3/23 compared to Q3/22

The Gold Bar mine produced 9,509 GEOs in Q3/23, 32% higher than the 7,200 GEOs produced in Q3/22. This increase is a result of the improved mining rates achieved by our new mine contractor and the resulting improvement in ore available for stacking on the leach pad.

Revenue from gold and silver sales was $18.0 million during Q3/23 and increased from $12.6 million during Q3/22 as a result of an increase in the average realized gold price from $1,742 per ounce in Q3/22 to $1,920 per ounce in Q3/23 together with an increase in GEOs sold. Sales of 9,420 GEOs during Q3/23 were 31% higher compared with 7,200 GEOs sold during Q3/22, which is a direct result of the production increase discussed above.

Production costs applicable to sales of $14.4 million during Q3/23 increased by $2.0 million from $12.4 million during Q3/22. A 36% increase in throughput, driving higher production costs, was offset by productivity improvements in mining and processing.

Cash cost and AISC per GEO sold in Q3/23 were $1,529 and $2,160, respectively, and $1,712 and $2,049 in Q3/22, respectively. The decrease in cash costs per GEO sold was the direct result of the higher GEOs sold, partly offset by the increase in production costs discussed above.  The year-over-year increase in AISC per GEO sold was driven by the capital expenditures associated with the heap leach pad expansion. As of October 2023, the heap leach expansion was substantially complete, with final permit approval allowing the application of solution to the expanded sections of the pad expected to be in place in November 2023.

Exploration Activities

During Q3/23, a reverse circulation drilling campaign was started focused on the Pot Canyon area and the Wall fault, with a total of 9,330 feet (2,850 meters) drilled over 16 holes. At Pot Canyon, the holes were drilled on an untested area of the property; the holes intersected the Bartine unit at depth, intersecting wide zones of low-grade gold mineralization. The Wall fault, which is believed to be a primary feeder fault, was drilled to determine the structure at depth. Drilling at Pot Canyon and Wall fault will continue into mid Q4/23.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Grey Fox and Stock West advanced-stage projects; the Stock mill; a number of exploration properties located near the city of Timmins, Ontario, Canada; and the Black Fox mine, currently on care and maintenance.

Fox Complex

The following table summarizes the operating results for the Fox Complex for the three and nine months ended September 30, 2023, and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	95	112	296	325
Average grade (g/t Au)	3.41	3.66	3.50	3.54
Processed mineralized material (t)	116	85	337	257
Average grade (g/t Au)	3.19	3.68	3.48	3.78
Gold ounces:
Produced	11.2	7.8	34.2	26.8
Sold, excluding stream	10.3	7.2	31.5	24.5
Sold, stream	0.9	0.7	2.7	2.2
Sold, including stream	11.2	7.9	34.2	26.7
Silver ounces:
Produced	1.4	0.5	4.2	2.6
Sold	1.5	3.0	4.7	3.0
GEOs:
Produced	11.2	9.0	34.2	27.9
Sold, excluding stream	10.3	7.2	31.5	24.5
Sold	11.2	7.9	34.2	26.7
Revenue from gold and silver sales	$20,259	$13,058	$61,847	$46,200
Cash costs(1)	$12,069	$6,196	$38,597	$26,103
Cash cost per ounce ($/GEO sold)(1)	$1,078	$774	$1,129	$978
All‑in sustaining costs(1)	$14,420	$10,474	$45,178	$37,743
AISC per ounce ($/GEO sold)(1)	$1,288	$1,308	$1,321	$1,415
Gold : Silver ratio	82 : 1	90 : 1	83 : 1	83 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

Q3/23 compared to Q3/22

The Froome mine produced 11,174 GEOs in Q3/23, which reflects a 24% increase from the 9,000 GEOs produced in Q3/22. This increase was driven by the higher volume of the processed mineralized material – 116 thousand tonnes during Q3/23 compared with 85 thousand tonnes during Q3/22, partially offset by a 13% decrease in average gold grade from 3.68 g/t in Q3/22 to 3.19 g/t in Q3/23.

Revenue from gold sales of $20.3 million increased during Q3/23 by $7.2 million compared to $13.1 million during Q3/22. This increase was driven by a 42% increase in GEOs sold and higher average realized price, which increased from $1,742 per GEO in Q3/22 to $1,920 per GEO in Q3/23, excluding streaming.

Production costs applicable to sales were $12.1 million during Q3/23, which increased by $5.9 million compared to $6.2 million during Q3/22. The year-over-year increase was driven by increased processing costs from improved and consistent mill throughput achieved through the use of contract crushing crew alternating with our mill crushing circuit as needed to maintain a consistent product for mill feed. An improved crushing process has resulted in mill throughput approximately 10% above planned levels for the quarter.

Cash cost and AISC per GEO sold were $1,078 and $1,288 in Q3/23, respectively, and $774 and $1,308 in Q3/22, respectively. The increase in cash costs year-over-year was due to a larger amount of operational development costs compared to Q3/22 and the increase in contractor crushing costs, partially offset by increased gold sales. The improvement in AISC per GEO sold year-over-year was due to lower planned sustaining capital expenditures and higher GEO sales.

Exploration Activities

During Q3/23, we incurred a total of $2.9 million in exploration expenses to advance our Stock West and Stock Main advanced project. At Stock West, 18,500 feet (5,640) meters of drilling across 12 holes were completed. The mineralogical study initiated in Q2/23 to provide insights into planning Stock West production in respect of grade control and mill recovery is expected to be completed in late Q4/23. At Stock Main, we drilled 7,330 feet (2,234 meters) across 12 holes for exploration, and additional 2,990 feet (911 meters) for a crown pillar study. The crown pillar study will be used to support the design of the decline, and other underground development required to access the Stock West deposit. Pending management and regulatory approval, we expect work on the decline to access Stock West is expected to begin in early 2024.

We commenced exploration drilling at Grey Fox towards the end of Q3/23, where 22,890 feet (6,977 meters) of drilling across 16 holes were completed.

Mexico Segment

The Mexico segment includes the El Gallo mine and the related advanced-stage Fenix Project, both located in Sinaloa state.

Advanced-Stage Properties – Fenix Project

We announced on December 31, 2020, the results of a feasibility study for the development of our 100%-owned Fenix Project, which includes existing heap leach material at the El Gallo mine and the El Gallo Silver deposit.

Key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

An agreement to purchase a second-hand gold processing plant and associated equipment was executed in September 2022 for a purchase price of $2.8 million. This package includes substantially all the major components required for Phase 1 of the anticipated Fenix Project as well as surplus items that can be sold or used at our other operations. This equipment purchase materially reduces the Phase 1 capital investment required which, for the process plant, was $25.3 million out of the $41.6 million total estimate in our Fenix Project feasibility study. The final payment for the gold processing plant of $0.7 million will be made in Q4/23. During Q3/23, we completed the sonic drilling program on the heap leach pad aimed at defining the mine plan for the first phase of the Fenix Project, with a total of 8.570 feet (2,612 meters) drilled across 98 holes. We have engaged a third-party contractor to finalize a processing flowsheet and start up plan for the Fenix Project, with the final results of the study and decision to proceed with the project expected to be made in Q4/23.

Multiple strategic alternatives continue to be evaluated for the Fenix Project.

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2023, and 2022 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	152	169	390	405
Average grade mined (g/t)
Gold	5.04	4.20	4.93	5.00
Silver	269	371	270	353
Processed mineralized material (t)	153	149	425	354
Average grade processed (g/t)
Gold	5.16	4.90	4.85	5.60
Silver	271	413	260	385
Average recovery (%):
Gold	87.1	86.4	85.7	87.3
Silver	88.9	87.9	87.4	88.0
Gold ounces:
Produced	22.1	20.1	57.1	56.0
Sold	18.0	20.1	51.5	54.7
Silver ounces:
Produced	1,184	1,739	3,125	3,862
Sold	994	1,788	2,979	3,868
GEOs:
Produced	36.3	39.4	94.7	101.5
Sold	30.0	40.0	87.3	100.2
Revenue from gold and silver sales	$64,495	$65,278	$179,443	$176,808
Average realized price:
Gold ($/Au oz)	$2,138	$1,632	$2,044	$1,759
Silver ($/Ag oz)	$26.08	$18.14	$24.88	$20.81
Cash costs(1)	$43,380	$48,930	$131,434	$130,231
Cash cost per ounce sold ($/GEO)(1)	$1,445	$1,223	$1,505	$1,300
All‑in sustaining costs(1)	$58,617	$62,489	$172,052	$172,130
AISC per ounce sold ($/GEO)(1)	$1,953	$1,562	$1,971	$1,718
Gold : Silver ratio	82 : 1	90 : 1	83 : 1	83 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q3/23 compared to Q3/22

GEOs produced decreased by 8% to 36,322 in Q3/23 from 39,400 in Q3/22 as a result of a 34% decrease in average silver head grades processed, partially offset by a 5% increase in average gold head grades processed. MSC’s production was 7% lower than revised mine plan targets due to lower than planned gold and silver head grades in Q3/23.

Revenue from gold and silver sales decreased by 1% in Q3/23 to $64.5 million from $65.3 million in Q3/22. This decrease was due to a 25% lower GEOs sold during Q3/23 but was largely offset by a 31% higher realized gold price per ounce and an 44% higher realized silver price per ounce.

Production costs applicable to sales were $43.4 million during Q3/23, which decreased by $5.5 million compared to $48.9 million during Q3/22, primarily driven by lower volume of the mineralized material mined and higher inventory balance as of September 30, 2023.

Cash costs and AISC per GEO sold were $1,445 and $1,953 in Q3/23, respectively, and $1,223 and $1,562 in Q3/22, respectively. The increase in unit costs was driven by lower head grades processed, resulting in fewer ounces sold relative to production costs.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q3/23 resulted in a loss of $2.7 million, compared to an income of $0.8 million in Q3/22.

McEwen Copper Inc.

We own a 51.9% interest in McEwen Copper Inc., which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA.

On February 23, 2023, we closed an ARS 30 billion investment by FCA Argentina S.A., a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 2,850,000 common shares of McEwen Copper, and the purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. Additionally, on March 15, 2023, we closed a $30 million investment by Nuton LLC, a Rio Tinto Venture (“Nuton”) and existing McEwen Copper shareholder to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 350,000 common shares of McEwen Copper, and the purchase of 1,250,000 common shares indirectly owned by McEwen Mining in a secondary sale. Proceeds of these transactions will be used to advance development of the Los Azules copper project and for general corporate purposes at McEwen Copper and McEwen Mining, including the repayment of debt at McEwen Mining.

Subsequent to September 30, 2023, we completed additional financings with Stellantis and Nuton. Stellantis invested an additional ARS $42 billion in Argentina to acquire 1,900,000 common shares of McEwen Copper, while Nuton invested an additional $10 million to acquire shares in McEwen Copper in a two-part transaction consisting of a private placement of 152,615 McEwen Copper common shares and the purchase of 232,000 common shares owned by McEwen Mining in a secondary sale. Currently, McEwen Mining owns 47.7% of McEwen Copper while Stellantis and Nuton own 19.4% and 14.5%, respectively.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry copper deposits and is located in the Province of San Juan, Argentina.

McEwen Copper spent $18.5 million dollars in Q3/23 on the activities below:

Drilling Program

During Q3/23 we completed planning activities for our next phase of drilling which began in October 2023. A total of 157,000 feet (48,000 meters) have been planned for the 2023-2024 season. This phase will continue to increase geologic confidence through drilling required to develop a measured mineral resource estimate on the material currently planned to be mined in the first five years of operation, covering the payback period and beyond. We also aim to further upgrade mineral resources currently categorized as inferred to indicated.

Construction of the new Calingasta core storage warehouse is underway as part of the first phase of our construction plan totaling $1.3 million. We also plan to construct living quarters and a vehicle maintenance shop in Calingasta during this phase.

Exploration Road

The Los Azules copper project is currently accessed by 120 km of gravel road with eight river crossings and two mountain passes (both above 4,100 m elevation), described as the Exploration Road. The existing Exploration Road was upgraded during the 2022/2023 exploration season to allow for access by larger vehicle traffic and safer transit. The road will continue to be regularly maintained to provide seasonal secondary site access and support the incoming high voltage power line routing.

Site Water Permit Received

During October 2023, Argentinean’s water resource department, “Departmento de Hidráulica”, approved temporary water use permits for road maintenance, irrigation, drilling work and domestic use. These water permits will allow us to mobilize drill crews, provide living conditions for our exploration camp, and implement dust controls along the roads and drill platforms.

Exploration Director

Mr. Darren King was appointed as Exploration Director. With over 35 years of international experience in all stages of copper and gold exploration across North, Central, and South America, Darren brings a wealth of expertise to his new role. Before joining McEwen Copper, Darren served as Vice President of Exploration at INV Metals and Mine Exploration Manager for South America at Barrick Gold Corporation. Mr. King holds a Master of Science in Geology from South Dakota School of Mines and Technology, a Registered Member of Society for Mining, Metallurgy & Exploration (SME), and a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects.

Post-Initial Assessment Assay Results

Assay results from the 2022 to 2023 drilling season have now been received and analyzed. These assay results include significant copper values over wide intercepts and demonstrate very good agreement between these new assay results and those predicted by the resource block model used in the 2023 Initial Assessment. Drill highlights include:

●	386 m of 0.66% Cu, including 196 m of 0.99% Cu (Hole GTK2320)
●	398 m of 0.75% Cu, including 124 m of 1.43% Cu (Hole AZ23220)

Technical Studies

On the back of a positive updated Initial Assessment, we are proceeding with a feasibility study for the Los Azules project. Confirmatory metallurgical testing and environmental baseline studies are underway, and critical preliminary engineering contracts have been awarded for hydrogeologic field investigations and geotechnical studies to support the delivery of a feasibility study by the end of 2024.

Environmental Impact Report

Our previously reported Environmental Impact Assessment public consultation process ran from July to September 2023. Subsequently, a comment period was open to October 10, 2023. The Company is currently reviewing responses received.

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

Adjusted Net Income or Loss and Adjusted Net Income or Loss Per Share

Adjusted net income or loss is a non-GAAP financial measure and does not have any standardized meaning. We use adjusted net income to evaluate our operating performance and ability to generate cash flow from our wholly owned operations in production; we disclose this metric as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our precious metal operations and capital activities separately from our copper operations. The most directly comparable measure prepared in accordance with GAAP is net loss. Adjusted net income is calculated by adding back McEwen Copper and MSC’s income or loss impacts to our consolidated net income or loss.

The following tables present a reconciliation of adjusted net income to the most directly comparable GAAP measure, net income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Adjusted net income or loss	(in thousands)		(in thousands)
Net loss after income and mining taxes	$(28,373)	$(10,542)	$(108,044)	$(44,012)
Adjusted for:
Advanced Projects – McEwen Copper (Note 2)	18,478	7,623	78,883	31,460
Exploration – McEwen Copper (Note 2)	—	141	386	629
General and administrative – McEwen Copper	1,456	3,185	3,026	6,708
Interest and other finance (income) loss – McEwen Copper	(24,554)	589	(57,937)	476
Foreign currency loss (gain) – McEwen Copper	25,120	6,117	35,639	(1,577)
Income tax (recovery) expense – McEwen Copper	988	24	(132)	24
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	2,672	(758)	7,047	(2,149)
Adjusted net (loss) income	$(4,213)	$6,379	$(41,132)	$(8,441)
Weighted average shares outstanding (thousands)	47,471	50,778	47,442	48,218
Adjusted net loss per share	$(0.09)	$0.13	$(0.87)	$(0.18)

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit, or loss:

	Three months ended September 30, 2023				Nine months ended September 30, 2023
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Revenue from gold and silver sales	$17,967	$20,259	$178	$38,404	$45,526	$61,847	$178	$107,551
Less: Production costs applicable to sales	(14,399)	(12,069)	—	(26,468)	(41,446)	(38,597)	—	(80,043)
Less: Depreciation and depletion	(2,647)	(5,534)	—	(8,181)	(7,170)	(16,200)	—	(23,370)
Gross profit	$921	$2,656	$178	$3,755	$(3,090)	$7,050	$178	$4,138
Add: Depreciation and depletion	2,647	5,534	—	8,181	7,170	16,200	—	23,370
Cash gross profit	$3,568	$8,190	$178	$11,936	$4,080	$23,250	$178	$27,508

	Three months ended September 30, 2022				Nine months ended September 30, 2022
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)				(in thousands)
Revenue from gold and silver sales	$12,596	$13,058	$334	$25,988	$34,334	$46,200	$1,643	$82,177
Less: Production costs applicable to sales	(12,357)	(6,196)	(1,619)	(20,172)	(34,834)	(26,103)	(10,002)	(70,939)
Less: Depreciation and depletion	(1,514)	(2,799)	—	(4,313)	(3,275)	(8,219)	—	(11,494)
Gross profit (loss)	$(1,275)	$4,063	$(1,285)	$1,503	$(3,775)	$11,878	$(8,359)	$(256)
Add: Depreciation and depletion	1,514	2,799	—	4,313	3,275	8,219	—	11,494
Cash gross profit (loss)	$239	$6,862	$(1,285)	$5,816	$(500)	$20,097	$(8,359)	$11,238

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

San José mine cash gross profit (100% basis)	(in thousands)
Revenue from gold and silver sales	$64,495	$65,278	$177,947	$176,808
Less: Production costs applicable to sales	(43,380)	(48,930)	(131,434)	(130,231)
Less: Depreciation and depletion	(15,190)	(9,376)	(37,783)	(21,629)
Gross profit (loss)	$5,925	$6,972	$8,730	$24,948
Add: Depreciation and depletion	15,190	9,376	37,783	21,629
Cash gross profit	$21,115	$16,348	$46,513	$46,577
Cash gross profit (49% basis)	$10,346	$8,011	$22,791	$22,823

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Total cash gross profit	(in thousands)
Cash gross profit from 100% owned operations	$11,936	$5,816	$27,508	$11,238
Cash gross profit from San José mine (49% basis)	10,346	8,011	22,791	22,823
Total cash gross profit	$22,282	$13,827	$50,299	$34,061

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$14,399	$12,069	$26,468	$41,446	$38,597	$80,043
In‑mine exploration	1,457	—	1,457	3,054	—	3,054
Capitalized underground mine development (sustaining)	—	2,227	2,227	—	6,058	6,058
Capital expenditures on plant and equipment (sustaining)	4,478	—	4,478	7,655	—	7,655
Sustaining leases	8	124	132	237	523	760
All‑in sustaining costs	$20,342	$14,420	$34,762	$52,392	$45,178	$97,570
Ounces sold, including stream (GEO)(1)	9.4	11.2	20.6	23.8	34.2	58.0
Cash cost per ounce sold ($/GEO)	$1,529	$1,078	$1,284	$1,743	$1,129	$1,381
AISC per ounce sold ($/GEO)	$2,160	$1,288	$1,686	$2,203	$1,321	$1,683

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$12,357	$6,196	$18,553	$34,834	$26,103	$60,937
Mine site reclamation, accretion and amortization	202	—	202	1,435	—	1,435
In‑mine exploration	767	—	767	2,830	—	2,830
Capitalized underground mine development (sustaining)	—	4,080	4,080	—	11,130	11,130
Capital expenditures on plant and equipment (sustaining)	1,012	—	1,012	1,508	—	1,508
Sustaining leases	448	198	646	1,563	509	2,072
All‑in sustaining costs	$14,786	$10,474	$25,260	$42,170	$37,742	$79,912
Ounces sold, including stream (GEO)(1)	7.2	8.0	15.2	18.7	26.7	45.4
Cash cost per ounce sold ($/GEO)	$1,712	$774	$1,219	$1,859	$978	$1,342
AISC per ounce sold ($/GEO)	$2,049	$1,308	$1,659	$2,251	$1,460	$1,760

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$43,380	$48,930	$131,434	$130,231
Mine site reclamation, accretion and amortization	0	25	386	213
Site exploration expenses	2,538	1,961	7,336	6,788
Capitalized underground mine development (sustaining)	11,890	10,051	27,939	27,758
Less: Depreciation	(909)	(476)	(2,162)	(1,490)
Capital expenditures (sustaining)	1,718	1,998	7,119	8,630
All‑in sustaining costs	$58,617	$62,489	$172,052	$172,130
Ounces sold (GEO)	30.0	40.0	87.3	100.2
Cash cost per ounce sold ($/GEO)	$1,445	$1,223	$1,505	$1,300
AISC per ounce sold ($/GEO)	$1,953	$1,562	$1,971	$1,718

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$38,404	$25,988	$107,551	$82,177
Less: revenue from gold sales, stream	527	426	1,567	1,237
Revenue from gold and silver sales, excluding stream	$37,877	$25,562	$105,984	$80,940
GEOs sold	20.6	15.4	58.0	46.3
Less: gold ounces sold, stream	0.9	0.7	2.7	2.2
GEOs sold, excluding stream	19.7	14.7	55.3	44.1
Average realized price per GEO sold, excluding stream	$1,920	$1,742	$1,916	$1,833

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$38,563	$32,851	$105,319	$96,300
Silver sales	25,932	32,427	74,124	80,508
Gold and silver sales	$64,495	$65,278	$179,443	$176,808
Gold ounces sold	18.0	20.1	51.5	54.7
Silver ounces sold	994	1,788	2,979	3,868
GEOs sold	30.0	40.0	87.3	100.2
Average realized price per gold ounce sold	$2,138	$1,632	$2,044	$1,759
Average realized price per silver ounce sold	$26.08	$18.14	$24.88	$20.81
Average realized price per GEO sold	$2,149	$1,632	$2,055	$1,765

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, costs and feasibility of production, production estimates, receipt of permits or other regulatory or governmental approvals and plans for the development of our properties.

●	statements regarding the potential impacts of the COVID-19 pandemic, government responses to the continuing pandemic, and our response to those issues.

●	statements regarding strategic alternatives that we are, or may in the future, evaluate in connection with our business.

●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31,2022 and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy.
●	the effects of pandemics on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics, and direct and indirect effects of pandemics on our business plans and operations.

●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects.
●	our ability to maintain an ongoing listing of our common stock on the New York Stock Exchange or another national securities exchange in the United States.
●	decisions of foreign countries, banks, and courts within those countries.
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions.
●	operating results of MSC.
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices.
●	timing and amount of mine production.
●	our ability to retain and attract key personnel.
●	technological changes in the mining industry.
●	changes in operating, exploration, or overhead costs.
●	access and availability of materials, equipment, supplies, labor and supervision, power, and water.
●	results of current and future exploration activities.
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed.
●	changes in our business strategy.
●	interpretation of drill hole results and the geology, grade, and continuity of mineralization.
●	the uncertainty of reserve estimates and timing of development expenditures.
●	litigation or regulatory investigations and procedures affecting us.
●	changes in federal, state, provincial and local laws, and regulations.
●	local and community impacts and issues including criminal activity and violent crimes.
●	accidents, public health issues, and labor disputes.
●	uncertainty relating to title to mineral properties.
●	changes in relationships with the local communities in the areas in which we operate; and
●	decisions by third parties over which we have no control.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 88% on an annual basis. During the three months ended September 30, 2023, the Argentine peso devalued 36% compared to a devaluation of 13% in the same period of 2022.

During the three months ended September 30, 2023, the Mexican peso depreciated 2% against the U.S dollar compared to a 1% depreciation in the same period of 2022.

The Canadian dollar experienced a 2% depreciation against the U.S. dollar for the three months ended September 30, 2023, compared to a 2% depreciation in the comparable period of 2022.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balance was $0.5 million (C$0.7 million) and $0.2 million (MXN2.9 million), respectively, at September 30, 2023. The effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future. For the period ending September 30, 2023, our Argentine peso holdings were $41.3 million (ARS 13.4 billion). A 1% change in the value of the Argentine peso relative to the U.S. dollar would impact our results of operations by $0.4 million. We are using market risk-sensitive investments to manage our exposure to the Argentine peso relative to the U.S. dollar. During 9M/23, we earned interest of $42.4 million on our Argentine peso cash holdings against a foreign exchange loss of $59.0 million related to foreign exchange devaluation.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of September 30, 2023, our VAT receivable balance was 17.0 million Mexican pesos, equivalent to approximately $1.0 million, for which a 1% change in the Mexican peso would have resulted in a immaterial gain/loss in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $38.4 million for the three months ended September 30, 2023, a 10% change in the price of gold and silver would have had an impact of approximately $3.8 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At September 30, 2023, we had no gold or silver sales subject to final pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of September 30, 2023, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We face risks on the collection of our VAT receivables, which amount to $1.0 million as at September 30, 2023.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2023, we have surety bonds of $39.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the $40.0 million debt payable under the Third Amended and Restated Credit Agreement. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last ten years and has been classified as a highly inflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years preceding the reporting period. As at September 30, 2023, annual inflation in Argentina exceeded 100%. In this scenario, ASC 830 requires companies to change the functional currency of their foreign subsidiaries operating in a highly inflationary economy to match the Company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a highly inflationary economy to change our financial reporting methodology.

Item 4. CONTROLS AND PROCEDURES

(a)

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2023, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Item 5. OTHER INFORMATION

Information Required by Item 407(c)(3) of Regulation S-K. During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on June 30, 2021, Exhibit 3.1, File No. 001-33190).

3.1.4

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on July 25, 2022 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 28, 2022, Exhibit 3.1, File No. 001-33190).

3.1.5

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on June 30, 2023 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 03, 2023, Exhibit 3.1, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
10.1	Third Amended and Restated Credit Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 30, 2023, Exhibit 10.1, File No. 001-33190).
10.2

Private Placement Subscription Agreement between McEwen Copper Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.15, File No. 001-33190).

10.3

Offer Agreement among Andes Corporación S.A., McEwen Copper Inc., Minera Andes Inc., McEwen Mining Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.16, File No. 001-33190).

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

10.10

Private Placement Subscription Agreement between FCA Argentina S.A. and McEwen Copper Inc. dated as of October 11, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 16, 2023, Exhibit 99.3, File No. 001-33190).

10.11

Amendment No. 2 to Collaboration Agreement among McEwen Mining Inc., McEwen Copper Inc., Minera Andes Inc., Robert R. McEwen and FCA Argentina S.A. dated as of October 10, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 16, 2023, Exhibit 99.4, File No. 001-33190).

10.12

Share Purchase Agreement among McEwen Mining Inc., McEwen Copper Inc., Robert McEwen, Minera Andes Inc. and Nuton LLC dated as of October 18, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 24, 2023, Exhibit 99.1, File No. 001-33190).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95	Mine safety disclosure.
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*   Furnished herewith and as such is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 8, 2023	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: November 8, 2023	By: Perry Ing,
Interim Chief Financial Officer