Form 10-K
period 2023-12-31
McEwen Mining Inc.
filed 2024-03-15
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $341,313,881 based on the closing price of $7.19 per share as reported on the NYSE. There were 49,440,096 shares of common stock outstanding on March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by William Shaver, P.Eng., Chief Operating Officer, Luke Willis, P.Geo, Director, Resource Modeling, and Channa Kumarage, P.Eng., each a “qualified person” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of our material properties which are included as exhibits to the 2021 Form 10-K, except for Los Azules, which was updated and filed as an exhibit to the 8-K dated October 3, 2023.

RELIABILITY OF INFORMATION

Minera Santa Cruz S.A. (“MSC”), the owner of the San José mine, is responsible for and has supplied to us all reported results from the San José mine. The technical information contained herein regarding the San José mine is based entirely on information provided to us by MSC. Our joint venture partner, a subsidiary of Hochschild Mining plc (“Hochschild”), and its affiliates other than MSC do not accept responsibility for the use of project data or the adequacy or accuracy of this information.

PART I

ITEM 1.  BUSINESS

History and Organization

McEwen Mining Inc. (the “Company”) is a gold and silver mining production and exploration company with an advanced copper development project, focused on the Americas. We were incorporated under the laws of the state of Colorado in 1979 as US Gold Corp. In September 2011, US Gold Corp. acquired Minera Andes Inc., and was renamed McEwen Mining Inc. We own 100% of the Froome mine and Stock mill in Ontario, Canada, 100% of the Gold Bar mine in Nevada, 100% of the Fenix Project in Sinaloa, Mexico, 47.7% interest in McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina, and a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina. In addition to the above, we hold interests in advanced-stage and exploration-stage projects in the United States, Canada, Mexico, and Argentina.

Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017, followed by the acquisition of the Black Fox Property and Stock Property from Primero Mining Corp. in October 2017. These two acquisitions provided us with an operating mine, mill, and significant land interests in the historic Timmins mining district of Ontario (collectively, the “Fox Complex”). On September 19, 2021, our currently operating Froome mine, located within the Black Fox Property, reached commercial production.

In the United States, construction began on our 100% owned Gold Bar mine in Nevada in 2017. The Gold Bar mine poured its first gold ingot on February 16, 2019, and achieved commercial production on May 23, 2019. Current production is from our Pick, Ridge and Gold Bar South (“GBS”) deposits.

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

In July 2021, we announced the creation of McEwen Copper Inc. (“McEwen Copper”), through which we hold an indirect interest in Los Azules, located in the province of San Juan, Argentina, and the Elder Creek exploration property, located in Nevada. From 2021 to 2023, we closed a total of $267.3 million in private placement offerings of McEwen Copper, which included a $40 million investment by an affiliate of our Executive Chairman and Chief Owner, Robert McEwen.

Our objective is to increase shareholder value through the exploration for and economic extraction of gold, silver, and other valuable minerals. Other than the San José mine and the Los Azules copper project, both located in Argentina, we generally conduct our activities as the sole operator, but we may enter into strategic arrangements with other companies through joint venture or similar agreements. We hold our mineral property interests and operate our business through various subsidiary companies.

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690. We also maintain offices in Elko, Nevada (U.S.), Matheson, Canada and Guamúchil, Mexico. Our website is www.mcewenmining.com. We make available at no cost our periodic reports, including Forms 10-K, 10-Q and 8-K, and news releases and certain of our corporate governance documents, including our Code of Business Conduct and Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX.”

In this report, unless otherwise noted, “Au” represents gold; “Ag” represents silver; “Cu” represents copper; “oz” represents troy ounce; “lb” represents pound; “g/t” represents grams per metric tonne; “o/t” represents troy ounces per short ton; “ft” represents feet; “m” represents meter; “sq” represents square; and C$ refers to Canadian dollars. All our financial information is reported in United States (U.S.) dollars, unless otherwise noted. References to our company include, where the context requires, all our subsidiaries.

Segment Information

Our operating segments include Canada, United States, Mexico, MSC and McEwen Copper. Financial information for each of our reportable segments can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting.

Products

The end product of our gold and silver operations is generally in the form of doré or concentrate. Doré is an alloy consisting primarily of gold and silver but may also contain other trace elements. Doré is sent to third party refiners to produce saleable bullion. Ore concentrate, or simply concentrate, is raw mineralized material that has been finely ground into a powdery product from which gangue (waste) is removed, thus concentrating the metal component. Concentrate, as well as slag and fine carbons (which are by-products of the gold production process), are sent to third party smelters for further recovery of gold and silver.

During 2023, production consisted of 100% doré from the Gold Bar mine, 99% doré and 1% slag and fine carbon from the Fox Complex, and 100% slag and fine carbon from El Gallo Mine. Production from the San José mine consisted of 38% doré and 62% concentrate.

During 2023, we reported the following gold equivalent ounce production attributable to us:

	Gold	Silver	Gold equivalent
Production	ounces	ounces	ounces(1)
Gold Bar Mine	43,669	756	43,678
Fox Complex	44,373	5,590	44,439
El Gallo Mine	787	877	797
San José mine (on 49% basis)	39,683	2,166,833	65,673
Total Production	128,512	2,174,056	154,587
(1)	Calculated using an average silver to gold ratio of 83:1.

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

During 2023, revenues from gold and silver sales were $83.4 million from the Gold Bar mine, $81.3 million from the Fox Complex, $1.5 million from the El Gallo mine, and $118.8 million from the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments and Note 9, Equity Investments for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low, and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2024 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average

	(in dollars per ounce)
2021	$2,067	$1,474	$1,770	$28.90	$12.00	$20.50
2022	1,943	1,684	1,799	29.59	21.53	25.14
2023	2,078	1,811	1,940	26.03	20.09	23.35
2024 (through March 14, 2024)	2,180	1,985	2,050	24.97	22.08	23.05

On March 14, 2024, the London P.M. Fix for gold was $2,160.80 per ounce and the London Fix for silver was $24.97 per ounce.

Processing Methods

At our operations, gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment.

At our Froome mine in Canada, mineralized material from the underground mine is transported to our Stock mill and fed to a crushing circuit. The final sized product is then leached with cyanide, and gold-cyanide in solution is recovered to activated carbon. The gold is stripped from the carbon and recovered with electrowinning cells, after which the gold is poured into doré bars.

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

Proven and Probable Mineral Reserves

We had attributable estimated proven and probable gold reserves of 0.3 million ounces of gold at our Gold Bar mine and the San José mine, and 4.9 million ounces of proven and probable silver reserves at the San José mine at December 31, 2023.

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

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio, and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used.

Proven and probable reserves disclosed at December 31, 2023, and 2022 have been prepared in accordance with the Regulation S-K 1300 requirements of the SEC.

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2023:

	Gold Reserves at December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	—	—	—	4,944	1.0	164	4,944	1.0	164
San José mine (2)	288	5.1	47	229	5.7	42	517	5.4	89
	Silver Reserves at December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	288	283	2.6	229	312	2.3	517	296	4.9
(1)	The reserve estimate for the Gold Bar mine as at December 31, 2023 was prepared by Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2023, presented on a 49% basis, was prepared by and audited by P&E Mining Consultants Inc. (“P&E”).

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2022:

	Gold Reserves at December 31, 2022
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	—	—	—	5,943	1.1	204	5,943	1.1	204
San José mine (2)	251	6.0	48	209	6.9	46	461	6.4	94
	Silver Reserves at December 31, 2022
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	251	337	2.7	209	346	2.3	461	341	5.1
(1)	The reserve estimate for the Gold Bar mine as at December 31, 2022 was prepared by Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2022, presented on a 49% basis, was prepared by Hochschild and audited by P&E.

Notes to the 2023 Mineral Reserve tables

Gold Bar mine

Mineral reserves equal the total ore planned for processing from the mine plan based on a $1,650/oz gold price. Mineral reserves are based on the following economic input parameters: $6.17 per average ore tonne mining cost, $4.52 per average waste tonne mining cost, $6.25 per ore tonne crushed process cost, $2.57 per average ore tonne run-of-mine (“ROM”) process cost, $3.22 per average ore tonne general and administrative (“G&A”) cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, and a 1% royalty at GBS only.

The stated mineral reserves are based on a variable cut-off grade (“COG”) based on rock type, mining area, carbon content, clay content and process response. The grades reported from Pick and Ridge include a mining dilution based on the surrounding block grades. Mineral reserves are contained within an engineered pit design between the $1,250/oz and $1,400/oz gold sales price Lerchs-Grossman pit shells, based on end of December 2023 topography.

The metal price used ($1,650/oz) for mineral reserves reflects a conservative combination of a recent trailing average sourced from Kitco’s Historic Price data and a consensus forecast via Bloomberg. Recoveries are variable and as follows: 78% crushed oxide recovery at Pick and Ridge, 72% ROM oxide recovery at Pick and Ridge, 61% ROM oxide recovery at Gold Bar South, and 0% ROM mid-carbon recovery. COGs are variable and based on the presence or not of clay content, carbon content and recoveries and range from 0.0054 o/t to 0.0129 o/t. The reference point for the mineral reserves is at the primary crusher.

The following changes have impacted mineral reserves during 2023: mining depletion at Pick and Gold Bar South; operating costs increase largely driven by an increase in mining costs; revised interpretation of the mineralization and geological model, project costs were re-estimated based on current mining activity and new contractor quotes; an update to the mining schedule based on the costs.

San José mine

Mineral reserves are reported at McEwen’s 49% attributable interest. Hochschild hold a 51% interest in San José.

COG is reported in silver equivalent grams per tonne, calculated using a ratio of 75:1 Ag:Au. For mineral reserves, the silver equivalent COG is: cut & fill 271 g/t silver equivalent, long hole 213 g/t silver equivalent.

Mineral reserves as presented are in place and include average internal dilution of 5%, average mining and geotechnical dilution of 48%, and mine extraction of 32%, but do not include allowances for mill or smelter recoveries. For the 2023 mineral reserves estimate, inaccessible mineral resources that contained insufficient tonnages to permit the development of local infrastructure, mineral resources in mined out/isolated areas, mineral resources located in sill and rib pillars and operationally lost mineral resources were not included in the mineral reserves estimate.

The December 31, 2023 mineral reserves estimate was based on a gold price of $1,650/oz and a silver price of $22/oz. P&E determined that these metal prices are suitable to be utilized for mineral reserve estimation since they are based on recognized consensus forecast metal prices.

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

Measured, Indicated, and Inferred Mineral Resources

We had attributable estimated measured and indicated mineral resources of 2.4 million ounces of gold, 26.3 million ounces of silver, and 2.4 million tonnes (or 5.2 billion pounds) of copper at December 31, 2023. We had attributable estimated inferred mineral resources of 2.7 million ounces of gold, 80.5 million ounces of silver, and 5.8 million tonnes (or 12.7 billion pounds) of copper at December 31, 2023.

The measured, indicated, and inferred resource figures presented herein are estimates based on information available at the time of calculation and are exclusive of reserves. A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade, or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The reference point for mineral resources is in situ. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. Ounces of gold and silver or pounds of copper included in the measured, indicated and inferred resources are those contained prior to losses during metallurgical treatment. The terms "measured resource," "indicated resource," and "inferred resource" mean that part of a mineral resource for which quantity and grade or quality are estimated on the basis of geological evidence and sampling that is considered to be comprehensive, adequate, or limited, respectively.

We publish measured, indicated and inferred resources annually, considering metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions. Measured, indicated, and inferred resources disclosed at December 31, 2023 have been prepared in accordance with Regulation S-K 1300 requirements of the SEC.

The following tables summarize measured, indicated and inferred resources, exclusive of reserves attributable to our ownership or economic interest as of December 31, 2023, and December 31, 2022:

Canada

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Froome mine	378	3.88	47	265	3.93	34	643	3.90	81	143	3.44	16	2.35	87
Grey Fox	—	—	0	7,566	4.80	1168	7,566	4.80	1168	1,685	4.35	236	2.30	85
Stock West	—	—	0	1,938	3.31	206	1,938	3.31	206	1,386	2.96	132	1.95	94
Fuller	—	—	0	1,149	4.25	157	1,149	4.25	157	693	3.41	76	2.30	88
Stock East	—	—	0	1,232	2.41	95	1,232	2.40	95	21	2.32	2	1.67	94
Others	504	6.42	104	1,221	2.19	86	1,725	3.43	190	254	5.02	41
Total	882	5.32	151	13,371	4.06	1746	14,253	4.14	1897	4,182	3.74	503

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Froome mine	744	4.14	99	270	4.10	36	1,014	4.13	135	218	3.26	23	2.35	87
Grey Fox	—	—	0	7,566	4.80	1168	7,566	4.80	1168	1,685	4.35	236	2.30	85
Stock West	—	—	0	1,280	3.67	151	1,280	3.67	151	1,041	3.20	107	1.95	94
Fuller	—	—	0	1,149	4.25	157	1,149	4.25	157	693	3.41	76	2.30	88
Stock East	—	—	0	1,232	2.41	95	1,232	2.40	95	21	2.32	2	1.67	94
Others	504	6.42	104	1,221	2.19	86	1,725	3.43	190	254	5.02	41
Total	1,248	5.06	203	12,718	4.14	1693	13,966	4.22	1896	3,912	3.86	485

United States

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Gold Bar mine	—	—	—	3,361	0.75	80.7	3,361	0.75	80.7	643	1.23	25.4	0.0054 - 0.0323	var (1)
Total	—	—	—	3,361	0.75	80.7	3,361	0.75	80.7	643	1.23	25.4

(1) 78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery.

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Gold Bar mine	—	—	—	3,339	0.78	83.9	3,339	0.78	83.9	1,391	1.41	63.0	0.0065 - 0.0121	var (1)
Total	—	—	—	3,339	0.78	83.9	3,339	0.78	83.9	1,391	1.41	63.0

(1)	78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at GBS, 0% ROM mid-carbon recovery.

Mexico

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec (%)
Fenix Project	9,000	0.51	148	5,700	0.27	50	14,700	0.42	199	300	0.41	4	var (1)	var (2)
Total	9,000	0.51	148	5,700	0.27	50	14,700	0.42	199	300	0.41	4

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec (%)
Fenix Project	9,000	19	5.6	5,700	79	14.5	14,700	42	20.1	300	33	0.3	var (1)	var (2)
Total	9,000	19	5.6	5,700	79	14.5	14,700	42	20.1	300	33	0.3

(1)	The El Gallo mine’s HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec (%)
Fenix Project	9,800	0.46	145	4,700	0.23	34	14,500	0.39	182	200	0.31	2	var (1)	var (2)
Total	9,800	0.46	145	4,700	0.23	34	14,500	0.39	182	200	0.31	2

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec (%)
Fenix Project	9,800	17	5.2	4,700	95	14.3	14,500	42	19.5	200	40	0.3	var (1)	var (2)
Total	9,800	17	5.2	4,700	95	14.3	14,500	42	19.5	200	40	0.3

(1)	The El Gallo mine’s HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

MSC

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	113	4.14	15.1	110	2.64	9.3	223	3.40	24.4	864	5.04	140.1	249	90
Total	113	4.14	15.1	110	2.63	9.3	223	3.40	24.4	864	5.04	140.1

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	113	223.00	0.8	110	185.00	0.7	223	204.00	1.5	864	329.00	9.1	249	90
Total	113	223.00	0.8	110	185.00	0.7	223	204.00	1.5	864	329.00	9.1

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	110	4.52	16.0	100	2.82	9.0	210	3.70	25.0	1,010	5.99	194.0	293	90
Total	110	4.52	16.0	100	2.82	9.0	210	3.70	25.0	1,010	5.99	194.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	110	259.00	0.9	100	168.00	0.5	210	216.00	1.5	1,010	404.00	13.1	293	90
Total	110	259.00	0.9	100	168.00	0.5	210	216.00	1.5	1,010	404.00	13.1

McEwen Copper

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Cu (%)	Met Rec (%)
Los Azules (47.7% attrib.)	—	—	—	589,200	0.01	220	589,200	0.01	220	2,150,900	0.03	2020	0.031	62-66
Total	—	—	—	589,200	0.01	220	589,200	0.01	220	2,150,900	0.03	2020

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG Cu (%)	Met Rec (%)
Los Azules (47.7% attrib.)	—	—	—	589,200	0.25	4.8	589,200	0.25	4.8	2,150,900	1.0	71.1	0.031	54-69
Total	—	—	—	589,200	0.25	4.8	589,200	0.25	4.8	2,150,900	1.0	71.1

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG Cu (%)	Met Rec (%)
Los Azules (47.7% attrib.)	—	—	—	589,200	0.40	5.2	589,200	0.40	5.2	2,150,900	0.31	12.7	0.031	89-95
Total	—	—	—	589,200	0.40	5.2	589,200	0.40	5.2	2,150,900	0.31	12.7

Mineral resources, exclusive of reserves, as at December 31, 2022:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Cu (%)	Met Rec (%)
Los Azules (68.1% attrib.)	—	—	—	655,122	0.06	1158	655,122	0.06	1158	1,815,546	0.04	2588	0.2	90
Total	—	—	—	655,122	0.06	1158	655,122	0.06	1158	1,815,546	0.04	2588

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG Cu (%)	Met Rec (%)
Los Azules (68.1% attrib.)	—	—	—	655,122	2.00	37.9	655,122	2.00	37.9	1,815,546	2.00	92.2	0.2	90
Total	—	—	—	655,122	2.00	37.9	655,122	2.00	37.9	1,815,546	2.00	92.2

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG Cu (%)	Met Rec (%)
Los Azules (68.1% attrib.)	—	—	—	655,122	0.48	6.9	655,122	0.48	6.9	1,815,546	0.33	13.1	0.2	90
Total	—	—	—	655,122	0.48	6.9	655,122	0.48	6.9	1,815,546	0.33	13.1

Molybdenum	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	Tonnes (000s)	Mo Grade (%)	Contained Mo (Mlbs)	COG Cu (%)	Met Rec (%)
Los Azules (68.1% attrib.)	—	—	—	655,122	0.00	39.0	655,122	0.00	39.0	1,815,546	0.00	132.1	0.2	90
Total	—	—	—	655,122	0.00	39.0	655,122	0.00	39.0	1,815,546	0.00	132.1

The following table is a variance of the mineral resources from December 31, 2022 and December 31, 2023:

Property	Measured			Indicated			Measured & Indicated			Inferred
	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %
Froome	(49.2)	(6.3)	(52.5)	(1.9)	(4.1)	(5.6)	(36.6)	(5.6)	(40.0)	(34.4)	5.5	(30.4)
Grey Fox	—	—	—	—	—	—	—	—	—	—	—	—
Stock West	—	—	—	51.4	(9.8)	36.4	51.4	(9.8)	36.4	33.1	(7.5)	23.4
Stock East	—	—	—	—	—	—	—	—	—	—	—	—
Fuller	—	—	—	—	—	—	—	—	—	—	—	—
Gold Bar mine	—	—	—	0.7	(3.8)	(3.8)	0.7	(3.8)	(3.8)	(53.8)	(12.8)	(59.7)
Los Azules	—	—	—	(10.1)	(16.7)	(24.6)	(10.1)	(16.7)	(24.6)	18.5	(6.1)	(3.1)
San José mine	—	—	—				—	—	—	—	—	—
Fenix Project	(8.2)	10.9	2.1	21.3	17.4	47.1	1.4	7.7	9.3	50.0	32.3	100.0

Notes to the 2023 Mineral Resource tables

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that any part of the mineral resources estimated will be converted into a mineral reserve estimate. The numbers in the tables have been rounded to reflect the accuracy of the estimates and may not sum due to rounding. The inferred mineral resource in these estimates has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of the inferred mineral resource could be upgraded to an indicated mineral resource with continued exploration.

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

Mineral resources for Grey Fox are reported above an economic cut-off grade of 2.30 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, haulage cost of C$5.64/t, refining cost of C$1.82/oz, metallurgical recovery of 85%, NSR royalty of 2.65%, dilution of 15%, and gold price of $1,725/oz.

Mineral resources for Stock West are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of C$80/t, process cost of C$24.34/t, G&A cost of C$10.50/t, refining cost of C$1.82/oz, metallurgical recovery of 94%, dilution of 15%, and gold price of $1,725/oz.

Mineral Resources for Fuller are reported above an economic cut-off grade of 2.30 g/t gold assuming underground extraction methods and based on a mining cost of C$90/t, process cost of C$24.55/t, G&A cost of C$10.50/t, haulage cost of C$6.64/t, metallurgical recovery of 88%, 10% Net Profits Interest royalty, dilution of 10% and gold price of $1,725/oz.

Mineral resources for Stock East are reported above an economic cut-off grade of 1.67 g/t gold assuming underground extraction methods and based on a mining cost of $60.61/t, process cost of $18.60/t, G&A cost of $7.95/t, metallurgical recovery of 94%, and gold price of $1,725/oz.

The gold price used in estimating mineral resources of $1,725 was based on long-term consensus pricing forecasts published in late 2022 and into 2023. Resources are stated as in-situ. In addition, underground constraining shapes were used to better define reasonable prospects for eventual economic extraction. The Froome mine and Stock West used improvements to modeling and estimation methodology and updates based on drilling and chip sampling results. The Froome mine also included changes due to mining depletion.

United States - Gold Bar mine

Mineral resources are based on the following economic input parameters: $5.73/ore ton mining cost, $4.37/waste ton mining cost, $4.91/ore ton crushed process cost, $2.33/ore ton ROM process cost, $3.22/ore ton G&A cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, and a 1% royalty (Gold Bar South only). Mineral resources stated are contained within a $1,725/oz gold sales price Lerchs-Grossmann pits based on end of December 2023 topography.

The gold price used in estimating mineral resources of $1,725 was based on long-term consensus pricing forecasts published in late 2022 and into 2023. Resources are reported as in-situ. Recoveries are variable and as follows: 78% crushed oxide recovery at Pick and Ridge, 50% mid-carbon recovery at Pick and Ridge, 72% ROM oxide recovery at Pick and Ridge, 61% ROM oxide recovery at Gold Bar South, 0% ROM mid-carbon recovery. Cut-off grades are variable and based on the presence or not of clay content, carbon content and recoveries.

Changes in mineral resources are due to mining depletion during 2023 and an updated block model at GBS based on drilling results. The following changes have impacted the project mineral resources: Mining depletion at Pick and Gold Bar South; operating costs increase largely driven by an increase in mining costs; project costs were re-estimated based on current mining activity and new contractor quotes; an update to the mining schedule based on the costs.

Mexico – Fenix Project

Gold and silver mineral resources were calculated using metal prices of $1,300/oz and $16/oz, respectively. These prices were based off the 3-year trailing average of the London Closing Fix for 2017 to 2019 ($1,306/oz and $16.32/oz) sourced from Kitco’s Historical Data charts.

Mineral resources are stated as in situ for El Gallo Silver, and as crushed and stacked, ready for hauling and processing for the El Gallo mine HLM.

El Gallo Silver: Milling recovery assumptions of 86% (sulfide) and 75% (oxide) for silver and 86% gold. Mining costs of $1.95/t, processing and G&A costs of $26.15/t milled were used. Mineral resources are stated using a cut-off grade of 58 g/t Ag within an optimized pit shell indicating reasonable prospects for eventual economic extraction.

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

The differences in annual mineral resources at the El Gallo mine are attributed to an updated mineral resource estimate produced after a 98 sonic drillhole program during 2023 on the heap leach pad. Residual leaching continued until July 2022. There was a very minor amount of metal recovered of 211 ounces of gold at the operation in 2023.

MSC - San José mine

Mineral resources are reported at McEwen’s 49% attributable interest. Hochschild has a 51% interest in San José. Mineral resources are in situ.

Cut-off grades are reported in silver equivalent grams per tonne, calculated using a ratio of 75:1 Ag:Au. For mineral resources, the silver equivalent cut-off grades are: 249 g/t silver equivalent.

The December 31, 2023 mineral resource estimate was based on a gold price of $1,800/oz and a silver price of $24/oz. P&E determined that these metal prices are suitable to be utilized for mineral resource estimation since they are based on recognized consensus forecast prices.

Ongoing definition, delineation and mine exploration drilling will lead to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral resources. Mine depletion, commodity price changes and equivalents leading to cut-off grade changes will also have an effect on the comparative data.

McEwen Copper - Los Azules

The mineral resources estimate for Los Azules is reported inside of an optimized pit shell demonstrating its reasonable prospects for eventual economic extraction (“RPEEE”). The economic value of each block was calculated based on the metal content, the price of each metal, processing costs, and other downstream costs associated with having a final saleable product. This value is stored for each block of the model as Net Smelter Return (“NSR”) and used to generate an open pit with variable cutoff values to cover the material types and recovery methodology ($2.74/t for the Leach material, $5.46/t for Enriched in the mill and $5.43 for Primary in the mill). A copper price of $4.00/lb was used with recoveries of 95% for the leach method. With the potential for froth flotation as a recovery method the NSR values were calculated for both high-grade enriched and primary material in a mill with recoveries of 86% and 90%, respectively. Mineral resources are in-situ and are reported at McEwen’s 47.7% attributable interest.

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

General Government Regulations

In the United States, Canada, Mexico, and Argentina, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third-party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include but are not limited to:

●	mineral concession rights.
●	surface rights.
●	water rights.
●	mining royalties.
●	environmental laws.
●	mining permits.
●	mining and income taxes.
●	health and safety laws and regulations.
●	labor laws and regulations.
●	export regulations.

We believe that all of our properties are operated in compliance with all applicable governmental laws and regulations.

Reclamation Obligations

Under applicable laws in the jurisdictions where our properties are located, we are required to reclaim disturbances caused by our mining activities. Accordingly, we have recorded estimates in our financial statements for our reclamation obligations, in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”) the most significant of which are related to our properties in the U.S., Canada, and Mexico.

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As at December 31, 2023, we accrued $43.0 million for reclamation costs relating to currently developed and producing properties. These amounts are included in reclamation and remediation liabilities on Item 8. Financial Statements and Supplementary Data, Consolidated Balance Sheets.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and the state of Nevada, where our U.S. operations are conducted. For example, certain mining wastes resulting from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but we are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damage to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Endangered Species Act, and state law equivalents. See Item 8. Financial Statements and Supplementary Data, Note 12, Reclamation and remediation liabilities, for information on reclamation obligations under governmental environmental laws.

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

Customers

Production from the Gold Bar mine and the Froome mine is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

The Company has entered into doré purchase agreements with two Canadian financial institutions: Asahi Refining (“Asahi”), and Auramet International LLC (“Auramet”). Under the terms of the agreement with Auramet, we have an option to sell up to 100% of the gold and silver contained in doré bars produced at the Gold Bar and Froome mines prior to the completion of refining. The Company has an option to sell the gold on a Spot basis, on a Forward basis, and on a Supplier Advance basis. During the year ended December 31, 2023, in respect of our 100% owned mines, 14% of our sales were made to Asahi, and 84% of our sales were made to Auramet, with the remaining 2% made to other customers.

During the year ended December 31, 2023, 88% of the total sales from the San José mine were made to three companies: Aurubis AG, a German company, accounted for 23% of the total sales; LS Nikko Copper, a Korean company, accounted for 33% of the total sales, and Argor-Heraeus, a Swiss company, accounted for 32% of the total sales. MSC has sales agreements with each of these purchasers. The remaining 12% of San José’s sales are made to several customers under smaller contract quantities.

If our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and may affect our operating results.

Human Capital Resources

As of December 31, 2023, we had 575 employees, including 100 in the United States, 22 in Toronto, Ontario, Canada, 192 in Timmins, Ontario, Canada, and 87 in Mexico. All our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, and Mexico include management, laborers, craftsmen, miners, geologists, environmental specialists, information technologists, and various other support roles. As of December 31, 2023, MSC had 1,402 employees in Argentina. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For Canada and United States, we also engage independent contractors for technical and professional expertise as well as extractive and exploration activities such as drilling, geophysics, hauling and crushing. Of our employees in Mexico, 39 are covered by union labor contracts and we believe we have good relations with them.

As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits, and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry. Over 93% of our U.S. employees are enrolled in our medical benefit plan, over 90% of U.S. employees contribute to our 401(k) plan and 94% of employees in Canada contribute to our registered retirement plans. Supplemental healthcare is provided above government requirements in both Canada and Mexico.

Risk Factor Summary

Our business and operations are subject to a number of risks and uncertainties which you should be aware of prior to making a decision to invest in our common stock. Listed below is a summary of these risks, which are described more fully immediately following in the section titled “Item 1A. RISK FACTORS.”

Risks Related to Our Financial Condition, Results of Operation and Cash Flows

●	Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver, and copper and these prices can be volatile, which may cause volatility in the price of our common stock.
●	We have incurred substantial losses in prior years and may not be consistently profitable in future years.
●	Our current operations require substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations.
●	Our ongoing reliance on equity funding will result in continued dilution to our existing shareholders.
●	Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.
●	Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.
●	Restrictive debt covenants contained in our debt agreement could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions, and engage in other business activities that may be in our best interests.
●	Increased operating and capital costs could adversely affect our results of operations.
●	If we do not hedge our exposure to reductions in gold and silver prices, we may be subject to significant reductions in the price we receive for our products.
●	Estimates relating to new development projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
●	We are subject to foreign currency risks which may increase our costs and affect our results of operation.
●	Our continuing reclamation obligations at Tonkin, Gold Bar, Fox Complex, El Gallo, and other properties could require significant additional expenditure.
●	There is no guarantee that we will declare distributions to shareholders.

Risks Relating to our Operations as a Mining Company

●	Our estimates of proven and probable mineral reserves and resources are based on interpretation and assumptions and may yield less mineral production than is currently estimated or may result in additional impairment charges to our operations.
●	We may be unable to replace gold and silver reserves as they become depleted.
●	Our acquisitions may not achieve their intended results.
●	We own our 49.0% interest in the San José mine under the terms of an option and joint venture agreement and are therefore unable to control all aspects of the exploration and development of, and production from, this property.
●	We own our 47.7% interest in the Los Azules project under the terms of the shareholder agreement and are therefore unable to control all aspects of the exploration and development of this property. The development of the Los Azules project presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.
●	We may acquire additional exploration-stage properties on which reserves may never be discovered.
●	The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could adversely and materially affect our operations.
●	Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.
●	Our operations in Argentina, Mexico, and Canada subject us to political and social risks.

●	Our operations face substantial regulation of health and safety.
●	Reform of the General Mining Law in the United States could adversely affect our results of operations.
●	Title to mineral properties can be uncertain, and we may be at risk of loss of ownership of one or more of our properties.
●	We cannot ensure that we will have an adequate supply of water to complete desired exploration or development of our mining properties.
●	Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension, or termination of our operations.
●	Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.
●	We rely on contractors to conduct a significant portion of our operations and construction projects.
●	If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions and/or increased costs.
●	Our business is sensitive to nature and climate conditions.
●	Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.

Risks Related to Our Common Stock

●	A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.
●	Our stock price may be volatile, and as a result you could lose all or part of your investment.
●	Failure of the Company to maintain compliance with the NYSE listing requirements could result in delisting of our common stock, which in turn could adversely affect our future financial condition and the market for our common stock.
●	Failure of the Company to maintain proper and effective internal controls could impair our ability to produce accurate financial statements on a timely basis, which could adversely affect the market price of our common stock.
●	The future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.

General Risks

●	We do not insure against all risks to which we may be subject in our operations.
●	Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.
●	We conduct operations in a number of foreign countries and are exposed to legal, political and social risks associated with those operations.
●	Our business depends on good relations with our employees, and if we are unable to attract and retain additional highly skilled employees, our business and future operations may be adversely affected.
●	Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
●	Several of our directors and officers are residents outside of the United States, and it may be difficult for shareholders to enforce within the United States any judgments obtained against such directors or officers.
●	The laws of the State of Colorado, our Articles of Incorporation and agreements with certain officers and directors may protect our directors from certain types of lawsuits.
●	We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write downs may adversely affect our results of operations and financial condition.

●	A significant delay or disruption in sales of concentrate or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.

ITEM 1A.  RISK FACTORS

Our operations and financial condition are subject to significant risks, including those described below. You should carefully consider these risks. If any of these risks actually occur, our business, financial condition, and/or results of operation could be adversely affected. This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors, including those set forth below. The following information summarizes all material risks known to us as of the date of filing this report:

Risks Relating to Our Financial Condition, Results of Operation and Cash Flows

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver, and copper and these prices can be volatile.

The profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold, silver and copper. The price of gold, silver and copper may also have a significant influence on the market price of our common stock. Historically, the market price of gold, silver, and copper has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, global or national political or economic conditions, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, and a number of other factors such as industrial and commercial demand. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. This is especially true since we do not hedge any of our sales.

We derive all of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. In the event metal prices decline or remain low for prolonged periods of time, our existing producing properties may become uneconomic, and we might be unable to develop our undeveloped properties, which may further adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may also result from the occurrence of unexpected adverse events, including a material diminution in the price of gold, silver, and/or copper, that impacts our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties and investments, including McEwen Copper.

During 2023, the price of gold, as measured by the London P.M. fix, fluctuated between $1,811 and $2,078 per ounce, while the price of silver fluctuated between $20.09 and $26.03 per ounce. As at March 14, 2024, gold, silver and copper prices were $2,160.80/oz, $24.97/oz, and $4.03/lb, respectively.

We have incurred substantial losses in prior years and may not be consistently profitable in future years.

For the year ended December 31, 2023, the Company earned pre-tax income of $67.0 million. During the two years ended December 31, 2022, and 2021, we incurred pre-tax losses of $80.3 million and $64.2 million, respectively. As of December 31, 2023, our accumulated deficit, which includes historic non-cash impairment charges, was $1.2 billion. In the future, our ability to remain profitable will depend on the profitability of the Gold Bar mine, the Fox Complex, including the Froome mine and Stock deposits, and the San José mine, our ability to generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties and our interest in the Los Azules copper project. In pursuit of profitability, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again.

Our business requires substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations. In addition, our ongoing reliance on equity funding will result in continued dilution to our existing shareholders.

We have in the past and will likely in the future require significant capital to develop our exploration projects. A significant portion of that funding in the past has come in the form of sales of our common stock. We continue to evaluate capital and development expenditure requirements as well as other options to monetize certain assets in the Company’s portfolio including Los Azules, Grey Fox, Stock West and the Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditure required may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or for other purposes, on terms that are favorable to us or at all, in which case, our ability to replace depleted mineral reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and in the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2023, we had an outstanding credit facility with a principal amount of $40.0 million. Repayment of the debt is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly principal payments of $1.0 million beginning on January 31, 2025, for 18 months, with a final $21.0 million principal payment on August 31, 2026.

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

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete, and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant adverse effect on our results of operation and operating cash flow.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. However, the actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

●	Changes in metal prices;
●	Changes in tonnage, grades and metallurgical characteristics of mineralized material to be mined and processed;
●	Changes in input commodity and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability of an adequate and skilled labor force;
●	Availability, supply and cost of utilities such as water and power;
●	Fluctuations in inflation and currency exchange rates; or
●	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements.

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

For our existing operations, we base our mine plans on geological, metallurgical, and engineering assumptions, financial projections, and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and measured, indicated, and inferred resources, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. There are numerous uncertainties inherent in estimating quantities and qualities of gold, silver and copper and costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges.

We are subject to foreign currency risks which may increase our costs and affect our results of operation.

While we transact most of our business in U.S. dollars, certain expenses, such as labor, operating supplies, and property and equipment, may be denominated in Canadian dollars, Mexican pesos or Argentine pesos. As a result, currency exchange fluctuations and foreign exchange regulations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in Canada, Mexico, and Argentina, which can adversely impact our operating results and cash flows.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. The appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. We also hold portions of our cash reserves in Canadian, Mexican, and Argentine currency.

Our continuing reclamation obligations at Tonkin, Gold Bar, Fox Complex, El Gallo, and other properties could require significant additional expenditure.

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2023, we have accrued $43.0 million in estimated reclamation costs for our properties, including $42.5 million covered by surety bonds for projects in the United States and Canada. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability of $8.0 million based on the estimated amount of our reclamation obligations in that jurisdiction.

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

Unless otherwise disclosed, proven and probable reserves and measured, indicated, and inferred resources figures presented in our filings with securities regulatory authorities, including the SEC, in our news releases and other public statements that may be made from time to time, are based upon estimates made by both independent and our own internal professionals. Estimates of proven and probable reserves and measured, indicated, and inferred resources are subject to considerable uncertainty and are based, to a large extent, on the prices of gold and silver and interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or resources have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect, and such reductions may result in impairment charges such as those we experienced in 2020.

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

Investors should also be aware that calculations of “reserves” and “resources” differ under SEC reporting standards and those under other international standards, such as Canada. Investors should also be aware that resources may not be converted into reserves. Please also see, CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES.

We may be unable to replace gold and silver reserves as they become depleted.

Like all metal producers, we must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration to commencement of production, during which time the economic feasibility of production may change.

From time to time, we may acquire reserves from other parties, as we did in 2017. Such acquisitions are based on an analysis of a variety of factors including historical operating results, estimates and assumptions on the extent of ore reserves, the timing of production from such reserves, available cash, and other operating costs. In addition, we may rely on data and reports prepared by third parties (including in relation to the ability to permit and comply with existing regulations), which may contain information or data that we are unable to independently verify or confirm in advance. Other than historical operating results, these factors are uncertain, they may contribute to the uncertainties related to the process used to estimate ore reserves and have an impact on our revenue, our cash flow and other operating issues.

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

We own our 49.0% interest in the San José mine under the terms of an option and joint venture agreement (“OJVA”), and our 47.7% interest in the Los Azules copper project under the terms of a shareholder agreement, and therefore we are unable to control all aspects of the exploration and development of, and production from, these properties.

Our interests in the San José mine and Los Azules copper project are subject to the risks normally associated with the conduct of joint ventures and corporations. A disagreement between joint venture partners or corporation shareholders on strategic decisions or how to conduct business efficiently, the inability of joint venture partners or corporation shareholders to meet their obligations to the joint venture or corporation or third parties, or litigation arising between joint venture partners or corporation shareholders regarding joint venture or corporation matters could have a material adverse effect on the viability of our interests held through the joint venture or corporation. Since all day-to-day decisions are made by the majority owner of each of the San José mine and the Los Azules copper project, we are unable to participate in those decisions, including whether and when to pay dividends to the venture partners.

Even if McEwen Copper is successful in achieving one or more of its strategic initiatives at the Los Azules project, its development presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.

Los Azules is located in a remote location, previously accessible only by 75 miles of dirt road with fourteen river crossings and two mountain passes above 13,450 feet. An additional access road at lower altitude was completed in May 2022, which has one mountain pass above 11,000 feet. Even assuming that technical difficulties associated with this remote location can be overcome, the significant capital costs required to develop the project may make the project uneconomical. If the long-term price of copper decreased significantly below the current price or capital cost estimates increased significantly, Los Azules may not be feasible for development, and we may have to write off the remaining carrying value of our investment in McEwen Copper. Furthermore, the project’s economic feasibility has not yet been demonstrated through a full feasibility study. The Initial Assessment (“IA”) is preliminary in nature, includes S-K 1300 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under S-K 1300 or NI 43-101, and there is no certainty that the IA will be realized.

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

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts, and future development and mining operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may render mining uneconomical;
●	availability of labor, contractors, engineers, power, transportation and infrastructure;
●	labor disputes;
●	potential delays related to social, public health, and community issues;
●	negotiations with aboriginal groups or local populations affecting our efforts to explore, develop or produce gold and silver deposits;
●	unanticipated variations in grade and other geological problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	industrial accidents, personal injury, fire, flooding, cave-ins, landslides, and other natural disasters; and
●	decrease in reserves or resources due to a lower price of silver, gold, or copper.

Any of these risks can adversely and materially affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent and those amounts that would then not be recoverable.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our mining operations, including ongoing exploration drilling programs and development efforts, require permits from various state and federal governments, including permits for the use of water and for drilling water wells. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us with sufficient resources to develop our properties in any way. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

Due to increased activity levels of non-governmental, aboriginal, and local groups targeting the mining industry, the potential for the government or process instituted by non-governmental, aboriginal, and local groups, to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make them prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected as a result of a violation of applicable laws, regulations, permitting requirements or a change in applicable law or regulations, it would have a significant negative impact on the value of our company and could have a significant impact on our stock price.

Our operations in Argentina and Mexico are subject to political and social risks.

With respect to our interests in McEwen Copper Inc., which owns the Los Azules copper project, and Minera Santa Cruz S.A, which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003 and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (“YPF”), Argentina’s largest oil company.
●	In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.

●	In September 2019, Argentine authorities implemented new foreign exchange regulations that impact the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash bank savings to be denominated only in Argentine pesos and authorization from the Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.
●	In October 2019, Alberto Fernández was elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted Argentina sourced revenues.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.
●	In 2020, the Alberto Fernández administration marked its first year in office, a year in which it faced numerous challenges including renegotiating Argentina’s foreign debt, managing currency crises, and, most difficult, designing Argentina’s response to the COVID-19 pandemic.
●	In June 16, 2021, Law 27,630, which introduced amendments to the corporate income tax law, entered into force. Under prior law, the corporate income tax rate was 25%. As per the new law applicable to fiscal years starting on or after January 1, 2021, corporate income will be subject to tax at progressive rates ranging from 25% to 35%. Starting in January 2022, these brackets will be annually adjusted to account for inflation, as per the consumer price index published by relevant governmental agency.
●	Under prior law, the distribution of earnings attributable to fiscal year 2021 was subject to withholding tax at a 13% rate. Law 27,630, enacted in June 2021, reduced this withholding tax rate on distributions of earnings to 7%.
●	On Nov 19, 2023, Argentina elected Javier Milei as its new president. Milei has proposed fast and radical measures to address a large fiscal imbalance, including dramatic cuts to federal spending, full dollarization, closure of the central bank and privatizations.
●	On Dec 28, 2023, Argentine President Javier Milei sent a reform bill to Congress proposing far-reaching changes to the country's tax system, electoral law and public debt management.

With respect to the El Gallo mine in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo mine was robbed in 2015. On December 17, 2019, the US State Department issued a Level 2 (“Increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime. On September 8, 2020, the US State Department issued a Level 3 (“Reconsider travel”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime and COVID-19. On April 20, 2021, the US State Department issued a Level 4 (“Do not travel”) warning with respect to six Mexican states, including Sinaloa State, due to violent crime and COVID-19. On January 5, 2023, the US State Department reiterated its caution against travel to Sinaloa State due to unrest resulting from the capture of Ovidio Guzmán López, a high-ranking member of the Sinaloa Cartel. A general update on August 22, 2023, reiterated a do not travel warning to Sinaloa State due to violent crime and kidnapping. These events may disrupt our ability to carry out exploration and mining activities and may affect the safety and security of our employees and contractors.

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

Our operations are subject to extensive and complex laws and regulations governing workers’ health and safety across our projects and our failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

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

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

Title to mineral properties can be uncertain, and we may be at risk of loss of ownership of one or more of our properties.

Our ability to explore and operate our properties depends on the validity of our title to those properties. Our U.S. mineral properties include leases of unpatented mining claims, as well as unpatented mining and mill site claims, which we control directly. Unpatented mining claims provide only possessory title, and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally riskier. Similarly, Canadian mineral properties consist of patented and unpatented claims which each have their respective risks and uncertainties. Further, there may be title defects or additional rights that are not recorded on the title. Our concessions in Mexico are subject to continuing government regulation and failure to adhere to such regulations will result in termination of the concession. Similarly, under Argentine Law, failure to comply with applicable conditions may result in the termination of the concession. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

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

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States, Canada, Mexico and Argentina, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable to us due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals but conduct refining and marketing operations on a world-wide basis. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

We rely on contractors to conduct a significant portion of our operations and construction projects.

A portion of our operations and construction projects are currently conducted in whole or in part by contractors, including our operations at the Gold Bar mine and Fox Complex. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

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

As of December 31, 2023, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or may require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Our business is sensitive to nature and climate conditions.

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

Greater scrutiny on the private sector broadly and multi-national companies specifically, to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards and reporting initiatives focused on environmental stewardship, social performance and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations. These businesses are increasingly required to meaningfully engage with impacted stakeholders, and understand, avoid, or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for companies to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high socio-economic and environmental impacts. In response, we have developed and continue to evolve a system of Environmental, Social and Governance (“ESG”) management that includes standards, guidance, assurance, participation in international organizations focused on improved performance and outcomes for host communities and the environment. Despite the Company’s commitment to on-going engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations and increased taxes and royalties payable to governments.

Risks Relating to Our Common Stock

A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.

As of March 15, 2024, Mr. McEwen beneficially owned approximately 16% of the 49.4 million shares of McEwen Mining common stock outstanding. Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

Stock markets in general have in the past and may in the future experience extreme price and volume fluctuations. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. Adverse price fluctuations may lead to threatened or actual delisting of our common stock from the NYSE. As a result, you may be unable to resell your shares at the desired price.

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

Failure of the Company to maintain proper and effective internal controls could impair our ability to produce accurate financial statements on a timely basis, which could adversely affect the market price of our common stock.

As a publicly traded company, we are required to maintain disclosure controls and procedures to ensure timely disclosure of material information to the public, and our management is required to review the effectiveness of those controls on a quarterly basis. We are also required to maintain effective internal control over financial reporting, which is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and our independent registered public accounting firm is required each year to provide an attestation report on the effectiveness of our internal control over financial reporting, including in this Annual Report on Form 10-K. Effective internal controls are necessary for us to provide financial reports and to help us prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These requirements, however, also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

As disclosed in Part II – Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting. Specifically, as a result of certain non-routine transactions, primarily the timing of the deconsolidation of McEwen Copper Inc., the Company did not have a sufficient complement of human resources. As a result, the design and operation of its internal controls associated with judgments pertaining to aspects of non-routine and other less complex transactions within inventory, mineral properties, and income taxes were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, which resulted in their conclusion that our disclosure controls and procedures were also not effective as of such date. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are designing and implementing a remediation plan to eliminate the material weakness and return to effective our internal control over financial reporting and disclosure controls and procedures, but our remediation efforts may be inadequate or delayed, or we may in the future discover other areas of our internal controls that require remediation.

We cannot be certain that we will be able to maintain adequate controls over disclosure and financial processes and reporting in the future. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be negatively affected, and our financial position and results of operations could be harmed.

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

While we currently maintain insurance policies to insure against general commercial liability claims and physical assets at our properties in the United States, Canada, Mexico and Argentina, we do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production including bankruptcy of our refiners or other third-party contractors which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce, temporarily suspend or, in the worst case, terminate our operations.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations. There can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by our affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices.

We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to perform their jobs in a safe and respectful work environment.

We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. We are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We recognize that bullying, sexual harassment and harassment based on other protected categories, including race, have been prevalent in every industry, including the mining industry. Features of the mining industry, such as being a historically hierarchical and male-dominated culture, create risk factors for harmful workplace behavior. While we do not tolerate discrimination and harassment of any kind (including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others), our policies and processes may not prevent or detect all potential harmful workplace behaviors. If we fail to maintain a safe, respectful, and inclusive work environment, it could impact our ability to retain talent and maintain a diverse workforce and damage our reputation. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain, and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness, our operations could be adversely affected. In addition to physical safety, protecting the psychological safety of our employees is necessary to maintaining a safe, respectful, and inclusive work environment. If the Company fails to maintain a safe environment that is free of harassment, discrimination, or bullying, it could adversely impact employee engagement, performance and productivity, result in potential legal claims and/or damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or adversely affect the Company’s market value.

We conduct operations in a number of foreign countries and are exposed to legal, political and social risks associated with those operations.

A significant portion of our revenue in 2023 was generated by operations outside the United States. Exploration, development, production, and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which we conduct our operations. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations, or civic groups.

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

We face various security threats, including attempts by third parties to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our infrastructure; and threats from terrorist acts. There can be no assurance that the procedures and controls we use to monitor and mitigate our exposure to these threats will be sufficient in preventing them from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel, or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition, results of operations, or cash flows.

Our business partners’ technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, theft of property or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. A cyber incident involving our business partners’ information systems and related infrastructure could disrupt our business plans and negatively impact our operations. Although to date we have not experienced any significant cyberattacks, there can be no assurance that we will not be the target of such attacks in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities.

Environmental, social and governance matters may impact our business and reputation.

Since 2015, we have published annual sustainability reports for our El Gallo operations, which highlights our key achievements, metrics and ESG strategy in Mexico. Since 2020, our joint venture partner, Hochschild plc, has also published annual sustainability reports. Our El Gallo sustainability report includes our policies and practices on a variety of ESG matters, including water management and preservation; recycling; diversity, equity, and inclusion (“DEI”); employee health and safety; and human capital management. In addition, our business faces increasing scrutiny related to ESG issues, including sustainable development, renewable resources, environmental stewardship, supply chain management, climate change, DEI, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives will require financial expenditures and employee resources.

In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations such as the SEC and the New York Stock Exchange, a variety of third-party organizations and institutional investors evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Several of our directors and officers are residents outside of the United States, and it may be difficult for shareholders to enforce within the United States any judgments obtained against such directors or officers.

Several of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside of the United States. As a result, it may be difficult for investors to effect service of process on such directors and officers or enforce within the United States any judgments obtained against such directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, shareholders may be effectively prevented from pursuing remedies against such directors and officers under United States federal securities laws. In addition, shareholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under United States federal securities laws. The foregoing risks also apply to those experts identified in this report that are not residents of the United States.

The laws of the State of Colorado, our Articles of Incorporation and agreements with certain officers and directors may protect our directors from certain types of lawsuits.

The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the Company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law, including through stand-alone indemnity agreements. We have also entered into indemnification agreements with our executive officers and directors which require that we indemnify them against certain liabilities incurred by them in their capacity as such. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We may be required to write down certain long-lived assets, due to metal prices, operational challenges, or other factors. Such write- downs may adversely affect the results of our operations and financial condition.

We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, quarterly or upon a triggering event. Such a review involves estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reported period and determine whether any triggering events are indicated.

For example, during the first quarter of 2020, we performed a comprehensive analysis of the Gold Bar mine and the related long-lived assets and determined that indicators of impairment existed, and we ultimately concluded that the carrying value of the long-lived assets for the Gold Bar mine were impaired, and a non-cash impairment charge of $83.8 million was recorded during the first quarter of 2020. If there are further significant and sustained declines in relevant metal prices, or if we fail to control production and operating costs or realize the mineable ore reserves at our mining properties, we may terminate or suspend mining operations at one or more of our properties. These events could require a further write-down of the carrying value of our assets. Any such actions would adversely affect the results of our operations and financial condition.

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

We rely on refiners and smelters to refine and process and, in some cases, purchase the gold and silver doré and concentrate produced by our mines or the mines in which we have an interest. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We have existing agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States. We believe we currently have contractual arrangements with a sufficient number of refiners and smelters such that the loss of any one refiner or smelter would not significantly or materially affect our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, shipping delays, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create (or the necessity to terminate) a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics, or natural disasters may also impact refiners, smelters or other third parties with which we have contractual arrangements or have an indirect effect on our ability to obtain refining, smelting or other third-party services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

[NONE]

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Specifically, we engage third-party cybersecurity firms to assist with network and endpoint monitoring, cloud system monitoring, and assessment of our incident response procedures, risk identification and assessment of material cybersecurity threats.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Monitor emerging data protection laws and implement changes to our processes to comply;
●	Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
●	Update key employees regularly on phishing email and other cybersecurity risks;
●	Employ artificial intelligence assisted cybersecurity monitoring capabilities; and
●	Complete regular updates to key software and infrastructure.

Management has not identified any specific risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See “Item 1A. Risk Factors, Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.” above for more information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers.

Governance

Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. The Audit Committee periodically receives an overview of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified, and our disaster recovery preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Global IT Manager. The Global IT Manager is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan.

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

The following table summarizes our properties (other than the Gold Bar mine and the Elder Creek exploration property) in the State of Nevada, United States:

Property name	County	Type of Interest	Acres/Hectares	Conditions	Ownership
Tonkin Springs	Eureka County	1390 Unpatented Claims	27708/11213	Not currently under agreement.	Held By Tonkin Springs LLC
Cornerstone	Eureka County	50 Unpatented Claims	1015/411	Not currently under agreement.	Held by Nevada Pacific Gold LLC
Patty JV	Eureka County	Total of 616 claims 311 claims contributed by McEwen Mining Nevada Inc. 257 claims contributed by NGM 48 Leased Claims	12644/5117	Joint Venture with Nevada Gold Mines (60% as Manager) Serabi Gold (10%) and McEwen Mining Nevada Inc. (30%)	McEwen Mining Nevada Inc. Nevada Gold Mines Etchegaray, Smith, Damele et al
New Pass	Churchill County	107 Unpatented Claims	2211/895	Under a 50/50 JV with Bonaventure (Iconic)	Held by McEwen Mining Nevada Inc.
South Midas (Squaw Creek)	Elko County	151 Unpatented Claims	3096/1253	Under a 50/50 JV with Bonaventure (Iconic)	Held by McEwen Mining Nevada Inc.
Slaven Canyon	Lander County	68 Unpatented Claims	1382/559	Not currently under agreement.	Held by WKGUS LLC
Keystone and O'Dair	Eureka County	2 Patented Claims	16/7	Not currently under agreement.	Owned by: 50% Nevada Pacific Gold (US), Inc. 50% Robert C. Withnell and Ralph S.Withnell

The following table summarizes our properties in Canada in the Province of Ontario:

Property name	Municipality	Type of Interest	Acres/Hectares	Conditions	Ownership
Buffalo Ankerite	Timmins	16 Patented claims	1364/552	Exploration	Held by McEwen Mining via Lexam VG Gold Inc.
Paymaster	Timmins	15 Patented claims	432/175	Exploration	60% JV interest with Newmont (40%)
Black Fox North	Black River-Matheson	50 Unpatented claims	1608/651	Exploration	100% McEwen Mining

The following table summarizes our properties (other than McEwen Copper properties) in Argentina:

Property name	Municipality	Type of Interest	Acres/Hectares	Conditions	Ownership
Cateo Rio Ansilta	Calingasta-San Juan	Not applicable	6439/2606	None	100% Minandes S.A.
Lagañoso 1	Calingasta-San Juan	21 unpatented claims	5189/2100	None	100% Minandes S.A.
Lagañoso 2	Calingasta-San Juan	28 unpatented claims	6918/2800	None	100% Minandes S.A.
Nevada	Calingasta-San Juan	35 unpatented claims	12305/4979	None	100% Minandes S.A.
Nevada 2	Calingasta-San Juan	22 unpatented claims	5436/2200	None	100% Minandes S.A.
Chiflones 1	Calingasta-San Juan	6 unpatented claims	1482/600	None	100% Minandes S.A.
Chiflones 2	Calingasta-San Juan	6 unpatented claims	1482/600	None	100% Minandes S.A.
Diego 1	Calingasta-San Juan	33 unpatented claims	8107/3280	None	100% Minandes S.A.
Diego 2	Calingasta-San Juan	30 unpatented claims	7358/2977	None	100% Minandes S.A.
Julia 4	Calingasta-San Juan	10 unpatented claims	2471/1000	None	100% Minandes S.A.
Julia 1	Calingasta-San Juan	10 unpatented claims	2471/1000	None	100% Minandes S.A.
Julia 2	Calingasta-San Juan	10 unpatented claims	2471/1000	None	100% Minandes S.A.
Julia 3	Calingasta-San Juan	10 unpatented claims	2471/1000	None	100% Minandes S.A.
Julia 5	Calingasta-San Juan	10 unpatented claims	2471/1000	None	100% Minandes S.A.
Ines 1	Calingasta-San Juan	35 unpatented claims	12324/4987	None	100% Minandes S.A.
Vero	Calingasta-San Juan	2 unpatented claims	409/165	None	100% Minandes S.A.

The following table summarizes our properties (other than El Gallo) in Mexico:

Property name	Municipality	Type of Interest	Acres/Hectares	Conditions	Ownership
2da. Reduccion Rocio Fracción A	Mocorito, Sinaloa Mexico	1 Patented claim	40187/16263	None	100% McEwen Mining
El Gallo Silver (partial)	Mocorito, Sinaloa Mexico	1 Patented claim	2923/1183	None	100% McEwen Mining
El Encuentro (partial)	Mocorito, Sinaloa Mexico	2 Patented claims	1040/421	Payment of royalties as of January 31, 2022	Held by McEwen Mining via purchase option with Almaden de Mexico - Minera Gavilan SA de CV
Palmarito	Mocorito, Sinaloa Mexico	1 Patented claim	282/114	Payment of royalties for the period from July 14, 2016 to July 14, 2026	Held by McEwen Mining via purchase option with Consorcio Minero Latinoamericano SA de CV
Palmarito	Mocorito, Sinaloa Mexico	2 Patented claims	1774/718	None	Held by McEwen Mining via purchase option with Atonilco Construcciones SA de CV
San Dimas	Mocorito, Sinaloa Mexico	1 Patented claim	259/105	None	Held by McEwen Mining via purchase option with Arturo Molina
3era. Reducción Shakira Fracción A (**)	Sinaloa de Leyva, Sinaloa Mexico	1 Patented claim	50928/20610	None	100% McEwen Mining
Mina Grande (partial)	Sinaloa de Leyva, Sinaloa Mexico	1 Patented claim	151/61	None	Held by McEwen Mining via purchase option with Arturo Molina
Twin Domes	Mocorito, Sinaloa Mexico	1 Patented claim	49/20	None	100% McEwen Mining
Haciendita (partial)	Sinaloa de Leyva, Sinaloa Mexico	1 Patented claim	358/145	None	100% McEwen Mining

The location of our significant production, advanced-stage and exploration properties is shown below:

Mines and Projects

Fox Complex
Head Office
Gold Bar
Mine
El Gallo/Fenix
Project
Los Azules
Project
San José
Mine
McEWEN MINING
NYSE MUX TSX
Gold
Gold & Silver
Copper

SEGMENT: UNITED STATES

The following map depicts the location of our major properties in the United States segment, including the Gold Bar mine and exploration properties which are fully owned by us or subject to joint venture agreements. The Gold Bar mine is located in the southern Roberts Creek Mountains along the prolific Battle Mountain-Eureka-Cortez gold trend in central Nevada. Approximately 25 miles northwest of the Gold Bar property is the Cortez gold mine owned by Nevada Gold Mines (Barrick Gold Corporation and Newmont Corporation joint venture), and 25 miles southeast is the producing Ruby Hill mine owned by i-80 Gold Corp.

Nevada, USA
Area Shown
McEwen Mining
NYSE MUX TSX
McEwen Mining Projects
JV Projects
Major Mines (Third Party)
Battle Mountain-Eureka-Cortez Trend
City / Town
Highway / Road
*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)
80
Nevada Gold Mines*
Lone Tree
Carlin
Elko
Nevada Gold Mines*
Pheonix Mine
Nevada Gold Mines*
Cortez Mine
Tonkin Project
Gold Bar Mine
Austin
i-80 Gold Corp
Ruby Hill
Eureka
50
Ely
0
100 Miles
N

The following table summarizes the land position of our properties in Nevada as of December 31, 2023:

	Number of	Square	Square
USA Mineral Property Interest	Claims	Miles	Kilometers
Gold Bar	2,376	97	251
Tonkin	1,390	45	117
Other Properties	994	32	83
Total USA Properties	4,760	174	451

Production Properties

Gold Bar mine, Nevada (100% owned)

For detailed information on the Gold Bar mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Gold Bar mine is an open pit, oxide gold mine with a processing facility, heap leach pad and gold recovery plant. The mine is located primarily on public lands managed by the Nevada Bureau of Land Management. We commenced construction in November 2017 following receipt of the signed Record of Decision from the U.S. Environmental Protection Agency. The Gold Bar mine achieved commercial production on May 23, 2019. Mining currently occurs at the Pick, Ridge, and Gold Bar South deposits.

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

Geology and Mineralization

The mine is located in the Battle Mountain-Eureka-Cortez mineral belt in a large window of lower-plate carbonate rocks surrounded by upper-plate rocks. The lower-plate carbonates consist of (from oldest to youngest) an east-dipping section of Silurian Lone Mountain Dolomite, Devonian McColley Canyon Formation, Devonian Denay Formation, Devonian Devils Gate Limestone, and Devonian Horse Canyon siltstone. Gold mineralization is hosted primarily in the Bartine Member of the McColley Canyon Formation, which consists of carbonate wackestones and packstones approximately 250 to 380 feet thick. Minor amounts of mineralization are found in the underlying dolomitic limestone Kobeh Member of the McColley Canyon Formation where it is adjacent to apparent feeder structures. The project is in an area with “Carlin-Type” sediment-hosted gold mineralization characteristics with typical associated alteration (decalcification, argillization, and silicification).

At Ridge, extensive alteration (silicification) and gold mineralization occurs at surface and at depth proximal to three historical open pits. Drilling is ongoing to extend mineralization beyond the currently defined resource.

At Pick, strong alteration and gold mineralization is strata-bound in the Bartine Member of the McColley Canyon Formation and controlled by high-angle north to northeast faults. Mineralization is typically associated with strong decalcification and argillization of the host limestone and local pods of remobilized carbon.

At Gold Bar South, oxide gold mineralization is stratigraphically hosted in Devonian Horse Canyon siltstone overlying the Devonian Devils Gate Limestone. Mineralization occurs along the crest of a broad fold with higher-grade mineralization focused along the intersection of northwest and northeast faults. The alteration footprint significantly extends to the north and south of the deposit with future drilling planned to expand the current footprint.

Facilities and Infrastructure

Gold Bar mine construction began in November 2017 with key site facilities and infrastructure completed by the end of 2018. Commercial production was declared on May 23, 2019. The Gold Bar mine has well developed infrastructure including on-site power generation and transmission lines, water, natural gas, and related supply utilities as well as buildings which support the operations and administration. The water supply for the Gold Bar mine and processing facilities comes from production wells located approximately two miles southeast from the site and powered by a diesel generator. The mining of the open pits, carried out by a contractor, progressed during 2023. Mineralized material from the mine is transported to the crusher and conveyor system with the crushed and agglomerated material transported to the heap leach pad via an overland conveyor.

The mineralized material is stacked onto the heap using a radial stacker and then leached with a diluted cyanide solution to extract the precious metal values. The gold is then recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

Exploration activities in 2023 included drilling 68,020 feet of reverse circulation (“RC”) drilling focused on targets around the Gold Bar mine, including near-mine extensions at Cabin North, Cabin South, Pick, Benmark, Pot Canyon and Gold Canyon, Wall Fault and Gold Bar South. A concerted effort was placed on fieldwork and new target development in the Saddle, Cabin, Pot Canyon, and Wall Fault Corridor areas. At Gold Bar South, we completed 11 RC holes, which helped to convert inferred resources into indicated resources. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. With multiple near-surface targets identified, we expect to continue similar drilling around the Gold Bar mine in 2024.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain-Eureka-Cortez trend in Eureka County, Nevada with approximately 45 square miles of claims. The Tonkin property consists of the Tonkin deposit and the previously operating Tonkin mine.

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

Other exploration properties

We hold other exploration stage properties throughout Nevada and Colorado which are not considered material at this time.

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

The Black Fox property includes the Black Fox mine and surrounding properties, including the advanced-stage Grey Fox property and Froome mine, the latter of which declared commercial production during the third quarter of 2021. The Stock property, the site of the former Stock mine, is located approximately 17 miles west of the Black Fox mine. The Stock property includes the Stock mill, where mineralized material from the Froome mine is transported to and processed, and the Stock West advanced development project. In addition, the Canada segment includes other exploration properties such as Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster.

The location of the various properties is shown below:

Ontario, Canada

Area Shown
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Property
Agnico Eagle Taylor Mine
Black Fox
Davidson Tisdale
Timmins
101
Matheson
Froome
Grey Fox
Paymaster
Fuller
Newmont Porcupine Mines
Buffalo-Ankerite
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road
0
20 Miles
N

The following table summarizes the Canada land position of our company as of December 31, 2023:

	Number of	Number of	Square	Square
Canada Mineral Property Interest	PINs (1)	Claims	Miles	Kilometers
Black Fox Property	32	53	10	26
Stock Property	25	108	10	26
Davidson-Tisdale	11	1	2	5
Fuller	4	—	1	3
Paymaster	15	—	1	3
Buffalo Ankerite	7	1	3	8
Total Canada Properties	94	163	27	71
(1)	Parcel Identification Number (“PIN”) is a unique number assigned to each automated parcel in the Ontario Land Registry.

Production Properties

Fox Complex, Canada (100% owned)

For detailed information on the Fox Complex production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We acquired the properties comprising the Fox Complex during 2017. These properties are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. Given the proximity to communities in a region with primary industries of mining and forestry, local supplies and services are easily available and deliverable in a timely manner to our operations.

The Black Fox property includes the Froome mine, the Grey Fox deposit, as well as the Black Fox mine which is currently under care and maintenance. The Black Fox mine initially produced gold from 1997 to 2001, operated by Exall Resources Limited. Re-commissioned by Brigus Gold Corporation (“Brigus”), the mine restarted in early 2009. Primero Mining Corp. (“Primero”) acquired Brigus on March 5, 2014, and continued to operate the mine. We acquired the property on October 3, 2017, and continued commercial operations. During 2021, mining transitioned to the Froome mine where we have been operating since.

Our Stock property hosts the Stock mill and is the site of the former Stock mine previously operated until 2005 by St Andrew Goldfields Ltd. Exploration initiated by us in 2018 and continuing in 2023 has defined three mineralized zones at Stock East, the down dip component of the historical Stock Mine, and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault.

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

Geology and Mineralization

All of our properties in the Timmins-Matheson region are located within the Archean aged, Abitibi greenstone belt. Gold mineralization at the Black Fox and Froome mines occurs in different geological environments within a complex system of structurally-prepared pathways (conduits) that host economic quantities of gold mineralization as: (1) free gold grains associated with shallow dipping quartz veins (flats) and stockworks within green carbonate and ankerite-altered ultramafic rocks; (2) gold associated with the development and distribution of pyrite, and (3) free gold carried within steeply dipping sigmoidal/sheared quartz veins.

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

The primary water supply for the Black Fox property comes from an on-site freshwater well and water produced from dewatering activities. Current water supplies are adequate to sustain current and planned future operations.

The Stock property, the site of our Stock mill, also has well developed infrastructure including electricity, roads, water supply and high-speed internet access. Two buildings support security and administration of the mill. There is an assay lab and several other buildings to support operations and milling, including a hoist house, warehouse, and maintenance shop, mine dry building, crusher and conveyor systems and the mill building itself. The site also houses various support structures including storage and generator buildings.

Underground Mine Development

Froome mine, Canada (100% Owned)

The Froome mine, which is part of the overall Fox Complex, is accessed from two declines from the bottom of the Black Fox pit and is situated approximately one-half mile west of the Black Fox mine. The mineralized material from Froome is hauled approximately 20 miles to the Stock mill, where it is processed. Based on the IA announced on January 26, 2022, and effective December 31, 2021, the life of mine of the Froome mine is expected to total four years. Low cost, bulk mining will be used to bridge gold production and provide cash flow while we continue to drill and assess potential additional resources at the Black Fox property, Grey Fox, Stock and Lexam projects for future development towards expanded production.

Development of the underground access to the Froome mine was completed during 2021 and commercial production was achieved in Q3 2021. The Froome mine offers several benefits compared to the Black Fox mine such as a straighter, more efficient haulage route and wider, more consistent mineralization that is amenable to lower cost bulk mining methods. We are targeting an average annualized production rate of 40,000 - 45,000 gold equivalent ounces from Froome over its life of mine.

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

Exploration activities (primarily diamond drilling and geophysical surveys) were initiated at the Stock property in early 2018 and continued at a steady pace throughout 2019. These efforts led to the discovery of additional mineralized material at Stock East, and a new source of potentially economic bulk mineralization at Stock West. From 2021 to 2023, a diamond drill program totaling 197 holes and 224,770 feet was executed at Stock West and close to the former producing Stock Mine generally within two plunge vectors. The goal of this drilling was to increase the mineral resources at Stock West and to augment the number of near-term ounces in close proximity of the proposed ramp system to Stock West. In addition,

11,870 feet of drilling among 16 drillholes were initiated at Stock East (located approximately 2,600 ft east of the historic Stock Mine), also with the primary goal of enhancing the number of short-term ounces for our plans at the Stock property.

Grey Fox, Canada (100% owned)

The Grey Fox project is located 2.2 miles southeast of Black Fox mine and adjacent to Agnico Eagle’s formerly producing Hislop mine. Access is either by paved or well maintained, two-way, dirt roads. The approximate coordinates of Grey Fox are N48°30'20.0” and W80°18'20.0”.

An internal feasibility-level study completed on the Grey Fox project in early 2015 by Primero Mining recommended further development of the deposit. Further advanced project work continued until 2016, when Primero ceased all non-essential expenditures.

In 2021, Grey Fox undertook a substantial surface exploration program of 185 holes and nearly 255,000 feet of core drilling that focused on the Stock and Grey Fox properties in support of a planned preliminary economic assessment. This was published in January 2022 in both NI 43-101 (Preliminary Economic Assessment or PEA) and S-K 1300 (Initial Assessment) Technical Reports. Diamond drilling operations at Grey Fox continued in 2023 with a total of 21 holes (35,361 feet) drilled with the primary goal being to identify new lenses of mineralization at two of the select zones (Gibson and Whiskey Jack) present at this project.

Exploration Properties

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster, and Buffalo Ankerite. No exploration work was performed at these properties in 2023.

SEGMENT: MEXICO

The following map depicts the location of our property forming the Mexico segment, of which the El Gallo mine and the advanced-stage Fenix Project are described in the sections below:

Sinaloa, Mexico
Area
Shown
MCEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
City / Town
Highway / Road
Ciudad Obregon
Cobre Del Mayo
Piedras Verdes Mine
El Gallo / Fenix Project
Guamuchil
Culiacan
First Majestic
San Dimas Mine
La Paz
Durango
Mazatlan
0
100 Miles
N

The following table summarizes the Company’s land position in Mexico as of December 31, 2023:

Mexico Mineral Property Interest	Claims	Square Miles	Square Kilometers
Fenix Project (including the El Gallo mine)	20	178	461
Other Mexico properties	25	26	67
El Gallo Gold (In Remediation)	1	2	5
Total Mexico Properties	46	206	533

Mexico Properties

Fenix Project, Mexico (100% owned)

For detailed information on the El Gallo mine production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We own 100% of the El Gallo mine, originally known as the Magistral mine. The El Gallo mine was an open pit gold mine and heap leach operation that we operated from September 2012 to June 2018, when we ceased active mining. Residual leaching production and ongoing closure and reclamation activities continued through 2023.

The El Gallo mine consists of 8 square miles of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes that are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to the El Gallo mine is currently in place.

Two areas of interest located within these concessions are currently under consideration for the Fenix Project and form the basis for the resource estimate included in a feasibility study published on February 16, 2021. The Fenix Project envisions a two-phase development process. Phase 1 involves the reprocessing of material from the leach pad at the existing El Gallo mine, referred to as HLM. Phase 2 encompasses the processing of open-pit silver mineralization from the nearby El Gallo Silver deposit, utilizing our existing processing plant.

The processing plant is expected to employ proven and conventional mineral processing and precious metal recovery technologies. Phase 1 is projected to have a processing rate of 3,400 tons per day.

Tailings generated during operations will be stored in the depleted open-pit Samaniego mine at the El Gallo site. This approach provides increased safety by avoiding the construction of embankment structures, focusing solely on the geochemical stability of the dam, rather than its physical stability.

The decision to proceed with the project remains under review at this time.

Location and Access

The Fenix Project and the surrounding properties are in northwestern Mexico in the western foothills of the Sierra Madre Occidental mountain range, within the State of Sinaloa in the Mocorito Municipality, approximately 60 miles by air northwest of Culiacan, the capital city of Sinaloa State. Access is by paved and well maintained, two-way dirt roads. The concession area is located approximately 20 miles by road from the village of Mocorito, approximately 30 miles from the town of Guamúchil. The approximate coordinates for the center of the district are longitude W107°51’ and latitude N25°38’.

Facilities and Infrastructure

The El Gallo mine has well-developed infrastructure including electricity, roads, water supply and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, a three-stage crushing plant, an adsorption-desorption-recovery (“ADR”) process plant with a sulfidation-acidification recovery (“SAR”) circuit added in the first quarter of 2018 and an administrative office. The laboratory is equipped to process all assay samples from the mine, core, chips and soil. The metallurgical lab can determine cyanide leaching amenability and gold and silver recoveries of mineralized material amenable to cyanide leaching.

In supporting the Fenix Project, we purchased a secondhand gold processing plant and associated equipment in September 2022, which includes all of the major components contemplated in Phase 1 of our feasibility study. As of the end of 2023, most of the equipment necessary for the plant has been mobilized at our project site to undergo a comprehensive refurbishment program. This will allow us to maximize the utilization of each acquired equipment, with the mills being the first to be mobilized and refurbished, now ready for installation.

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

San Juan, Argentina

Area
Shown
Los Azules
Project
Calingasta
Sibanye-Stillwater
Altar Project
Barreal
Glencore
El Pachòn
Project
Antofagasta
Los Pelambres
Mine
San Juan
Mendoza
Chile
Argentina
0
50 Miles
N

McEWEN COPPER

★ McEwen Copper

■ Major Mines & Projects

● City / Town

The following table summarizes the land position related to the McEwen Copper segment as of December 31, 2023:

	Number of	Square	Square
McEwen Copper Mineral Property Interest	Claims	Miles	Kilometers
Los Azules project	21	126	326
Elder Creek exploration property (Nevada, USA)	573	18	47
Other Argentina properties	17	180	466
Total McEwen Copper Properties	611	324	839

Los Azules Copper Project, Argentina (47.7% owned)

Overview and History

The Los Azules copper project is an advanced stage porphyry copper exploration project located in the cordilleran region in the province of San Juan, Argentina near the border with Chile. In 1994, Minera Andes Inc. (“Minera Andes”) acquired lands in the southern portion of the Los Azules area. Over the years, additional exploration was performed by Minera Andes and other companies who owned adjacent properties around Los Azules. McEwen Mining acquired Minera Andes in January 2012. The Los Azules project is held directly by Andes Corporacion Minera S.A., a wholly owned subsidiary of McEwen Copper Inc. The Company currently holds 47.7% of McEwen Copper indirectly through Minera Andes.

Location and Access

The project is located at approximately S31o13’30” and W70o13’50” and abuts the border of Chile and Argentina and is currently accessible via a 120 km gravel road known as the Exploration Road. The elevation at the site ranges between 11,500 feet to 14,750 feet above sea level (“ASL”). A second access road, known as the South Road (max. 11,155 feet ASL) was reconditioned in early 2022, has only one high mountain pass, and was successfully used to extend our drilling season beginning in 2022. We share part of the South Road with other mining projects, including El Pachón (Glencore) and Altar (Sibanye-Stillwater and Aldebaran Resources).

Throughout the 2022-2023 exploration season, notable enhancements were implemented on the existing Exploration Road. These upgrades comprised strategic improvements, notably the integration of five water crossings, with the objective of facilitating smoother vehicular passage and enhancing safety measures. The incorporation of culverts in these river crossings serves a dual function: protecting water bodies from potential sediment in the stream caused by increased vehicular movement and ensuring the safety of travelers. Moreover, these enhancements played a crucial role in transporting essential equipment and modules required for the construction of the winter modular camp.

Geology and Mineralization

Los Azules is a porphyry copper deposit located in the western province of San Juan in west-central Argentina. This region is characterized by a series of north-south elongated mountain ranges that rise in altitude from east to west to form the rugged Andean Cordillera along the border between Argentina and Chile. Geology at Los Azules comprises Mesozoic volcanic rocks intruded by a Miocene diorite stock, itself intruded by a sub-parallel suite of diorite-dacite porphyry dikes along a major NNW-striking structural zone. Porphyry copper style mineralization and hydrothermal alteration are spatially, temporally, and genetically related to the dikes.

In many respects, the Los Azules deposit is a classic Andean-style porphyry copper deposit. Surface cover consisting of scree and valley fill sits above a barren leached zone that overlies a zone of secondary or supergene enrichment of variable copper grades and thickness. Primary or hypogene mineralization extends to at least 1,000 meters below the present surface. Circulation of meteoric ground water near surface leached primary sulfides (mainly pyrite and chalcopyrite) from the host rocks over the past several million years and the leached copper was redeposited below the water table in a sub-horizontal zone of supergene enrichment as secondary chalcocite and covellite. Hypogene bornite appears at deeper levels together with chalcopyrite. Gold, silver, and molybdenum are present in trace amounts, but copper is by far the most important economic constituent of the Los Azules deposit.

Exploration Activities

The 2022-2023 drilling program began in October 2022 and concluded on June 19, 2023, at the onset of winter in San Juan, Argentina. During this exploration season, McEwen Copper completed approximately 131,000 feet (39,900 meters) of drilling in over 138 holes, to evaluate geotechnical, hydrological, metallurgical, resource and exploration-related parameters and opportunities. The program also obtained 115 short tons (104 tonnes) of material for metallurgical testing. The primary objective of the exploration was to complete infill drilling to provide better data density to upgrade confidence in the mineral resources. The Los Azules drill hole database now totals approximately 410,000 feet (125,000 meters).

During Q2 and Q3 2023, McEwen Copper announced the results of an updated PEA and IA on the Los Azules copper project in San Juan, Argentina. The independently prepared mineral resource estimate was increased to 10.9 billion lbs of Cu (Indicated, grade 0.40%) and 26.7 billion lbs of Cu (Inferred, grade 0.31%). The PEA base case economic model for Los Azules now indicates a 27-year mine life with an after-tax net present value of $2.7 billion at an 8% discount rate with a payback period of 3.2 years.

The 2023-2024 drill season began in October 2023; during Q4/23 over 74,000 feet (22,627 meters) was drilled. A total of 157,000 feet (48,000 meters) have been planned for the 2023-2024 season. As of the end of 2023, there were 20 drill rigs on site in order to meet these targets with 2 more drill rigs added in early 2024.

On the back of a positive updated PEA and IA, we are proceeding with a feasibility study for the Los Azules project. Confirmatory metallurgical testing and environmental baseline studies are underway, and critical preliminary engineering contracts have been awarded for hydrogeologic field investigations and geotechnical studies to support the delivery of a feasibility study. The feasibility study is currently scheduled for completion by early 2025.

McEwen Copper continues to perform environmental baseline monitoring work. During 2023, a conforming Environmental Impact Assessment (“EIA”) was completed, which included the geological mapping of the area. The EIA was completed and officially submitted to authorities on April 14th, 2023. A formal evaluation of the EIA is currently underway which is expected to take between 12 to 18 months.

Facilities and Infrastructure

As mentioned earlier, construction has been finalized on a new access road, which, along with ongoing enhancements to existing access routes, will ensure year-round access to the project site. As part of our commitment to local communities and entrepreneurs, we are engaging local contractors for road improvement projects. In 2023, construction began on the Exploration camp. By the end of December, progress on the 156-person exploration camp was as follows: all modules and remaining materials had been successfully transported to the site. Additionally, construction has commenced on the new Calingasta core storage warehouse as part of the initial phase of our construction and revitalization strategy, representing a total investment of $1.8 million for the period ending on December 31, 2023.

Elder Creek property

On October 24, 2022, McEwen Copper signed an agreement whereby Kennecott Exploration Company (“KEX”), a subsidiary of Rio Tinto, could earn up to a 60% interest in the Elder Creek property by investing $18 million over seven years. Subsequent to 2023, on January 9, 2024, KEX notified McEwen Copper of their termination of the option to joint venture. McEwen Copper is currently reviewing the technical data and results of KEX’s program to determine next steps for the Elder Creek property.

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

Location and Access

The San José property is in the province of Santa Cruz, Argentina, lying approximately between latitude S46°41’ and S46°47’ and longitude W70°17’ and W70°00’. The mine is 1,087 miles south-southwest of the city of Buenos Aires and 217 miles southwest of the Atlantic port city of Comodoro Rivadavia. The principal access route to the San José property is a paved highway from Comodoro Rivadavia followed by a 20-mile two-lane dirt road to the mine. Comodoro Rivadavia has regularly scheduled air services to Buenos Aires. The nearest town is Perito Moreno, which is approximately 19 miles west of the San José property.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of March 15, 2024, there were 49,439,696 shares of our common stock outstanding, which were held by approximately 3,000 stockholders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262-0600. The transfer agent in Canada is Computershare Trust Company of Canada at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

Performance Graph

The above graph compares our cumulative total shareholder return for the five years ended December 31, 2023, with (I) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2018, in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2018	2019	2020	2021	2022	2023
McEwen Mining (MUX)	$100	$70	$54	$49	$32	$40
NYSE Arca Gold Bugs Index	100	151	187	161	143	152
NYSE Composite Index	100	122	128	151	133	148

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section of this Annual Report on Form 10-K generally discusses fiscal 2023 and 2022 items including our results of operations and financial condition, and year-to-year comparisons between 2023 and 2022 with a particular emphasis on 2023. In each case, we discuss factors that we believe have affected our operating results and financial condition and may do so in the future. For a discussion of our financial condition and results of operations for 2022 compared to 2021, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.

Regarding properties and projects that are not in production, we provide some details of our plan of operation. This section provides information up to the date of filing this report.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: adjusted net income or loss, adjusted net income or loss per share, cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations for the years ended December 31, 2023, and 2022 and to our Balance Sheets as of December 31, 2023, and 2022, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 76.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended on December 31, 2023, and December 31, 2022, are abbreviated as Q4/23 and Q4/22, and the reporting for the years ended December 31, 2023, and 2022 are abbreviated as the full year 2023 and the full year 2022 respectively. All quarterly financial and other interim results are unaudited.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a silver to gold ratio of 84:1 for Q1/23, 83:1 for Q2/23, 82:1 for Q3/23, and 85:1 for Q4/23. Beginning in Q2/19, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

2023 AND Q4/23 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2023, are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On February 23, 2023, we closed an ARS $30 billion investment by FCA Argentina S.A., a subsidiary of Stellantis N.V. (“Stellantis”) to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 2,850,000 common shares of McEwen Copper, and a sale of 1,250,000 common shares indirectly owned by McEwen Mining.
●	On March 15, 2023, we closed a $30.0 million investment by Nuton LLC, a Rio Tinto Venture (“Nuton”) and existing McEwen Copper shareholder to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 350,000 common shares of McEwen Copper, and a sale of 1,250,000 common shares indirectly owned by McEwen Mining.
●	On May 23, 2023, we repaid $25.0 million of senior secured debt payable to Sprott Private Resource Lending II (Collector), LP. Our remaining debt balance is $40.0 million, under the Company’s Third Amended and Restated Credit Agreement, with principal payments due beginning in January 2025. As a result of this repayment, the Company’s annual borrowing costs decreased by approximately $2.2 million, or 36%.
●	On October 11, 2023, McEwen Copper closed financings with Stellantis and Nuton, raising ARS 42 billion and $10.0 million, respectively, at a value of $26 per share, implying a value of $800 million for McEwen Copper. Concurrently with these transactions, McEwen Mining sold 232,000 common shares of McEwen Copper in return for $6.0 million. After the closing of these transactions, Stellantis and Nuton own 19.4% and 14.5%, respectively, of McEwen Copper, while the Company’s ownership decreased to 47.7%. Since McEwen Mining no longer has majority ownership of McEwen Copper, we deconsolidated it from the Company’s financial statements in Q4 2023.

●	On December 14, 2023, the Company announced the closing of a private placement offering of 1,903,000 flow-through common shares for gross proceeds of $16.1 million (CAD $22.0 million) to be used exclusively to support exploration and development activities at the Fox Complex.

Operational Highlights

●	Achieved annual consolidated GEO production guidance, producing 154,588 GEOs. On a consolidated basis, we produced 49,871 GEOs in Q4/23, and 154,588 GEOs in full year 2023, compared with 37,300 GEOs produced in Q4/22 and 133,348 GEOs produced in full year 2022. As a result, we met our consolidated production guidance for 2023.
●	We achieved a 14% increase in GEOs sold during 2023 compared to 2022. We sold 49,991 GEOs in Q4/23, including 19,432 attributable GEOs from the San José mine(1), bringing our total sales in full year 2023 to 151,054 GEOs, including 62,355 attributable GEOs from the San José mine(1). This compares to 36,700 GEOs sold in Q4/22, including 19,300 attributable GEOs from the San Jose mine, bringing our total sales in the full year 2022 to 132,225 GEOs, including 68,400 GEOs from the San Jose mine.
●	We continued to improve and sustain record throughput at the Fox Complex in 2023. Improvements made to our crushing processes allowed us to process a record 1,300 tonnes per day (“tpd”) during Q4/23, and at an average rate of 1,250 tpd for full year 2023. As a result, we produced 10,199 GEOs during Q4/23 and 44,373 GEOs in full year 2023, meeting annual production guidance.
●	At Gold Bar, we achieved record daily gold production during Q4/23, supported by our completed heap leach expansion. In Q4/23, we completed the onboarding of additional crushing crews to operate our crushing circuit 24 hours per day, which assisted to accelerate daily gold recovery. At its peak in November 2023, Gold Bar reached gold production rates of nearly 500 oz per day. We produced 19,797 GEOs during Q4/23 and 43,678 GEOs in full year 2023, meeting annual production guidance.

●	At the San José Mine, Q4/23 production improved by 9% compared to Q3/23 due to a modest improvement in processed tonnes. However, MSC’s annual production was 5% lower than prior year, primarily due to lower gold and silver head grades. MSC produced 19,155 attributable GEOs in Q4/23 and 65,673 attributable GEOs in full year 2023 from the San José mine(1).

●	McEwen Copper announced the results of an updated Preliminary Economic Assessment (“PEA”) and Initial Assessment (“IA”) on the Los Azules copper project which were updated and filed as an exhibit to the 8-K dated October 3, 2023. The independently prepared mineral resource estimate increased to 10.9 billion lbs of Cu (Indicated, grade 0.40%) and 26.7 billion lbs of Cu (Inferred, grade 0.31%). The base case economic model for Los Azules now indicates a 27-year mine life with an after-tax net present value of $2.7 billion at an 8% discount rate, with a payback period of 3.2 years.

●	McEwen Copper continued to advance its exploration program at Los Azules. The 2022-2023 drilling program concluded on June 19, 2023, coinciding with the onset of winter in San Juan, Argentina. During this exploration season, 15 drill rigs completed approximately 131,000 feet (39,900 meters) of drilling across 138 holes to evaluate geotechnical, hydrological, metallurgical, resource, and exploration-related parameters and opportunities. In the current drilling season for 2023-2024, McEwen Copper is targeting 157,000 feet (48,000 meters) of infill resource drilling. Over 74,000 feet (22,627 meters) was drilled in Q4/23.
●	We continue to meet safety expectations at our 100% owned operations. During Q4/23, we did not have any lost-time incidents at our Fox Complex, Gold Bar Mine, and El Gallo operations.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $23.0 million and consolidated working capital of $22.7 million as at December 31, 2023 (December 31, 2022 - $39.8 million and negative $2.5 million, respectively).
●	Revenue of $166.2 million was reported for full year 2023 from the sale of 88,699 GEOs from our 100% owned operations at an average realized price(2) of $1,927 per GEO. This compares to revenue of $110.4 million from the sale of 63,825 GEOs from our 100% owned operations at an average realized price(2) of $1,788 per GEO during full year 2022.
●	We reported a gross profit of $17.8 million and cash gross profit(2) of $47.0 million for full year 2023, compared with gross loss of $0.5 million and cash gross profit(2) of $19.2 million for full year 2022. Higher revenues, driven by a 34% increase in GEOs sold and an 8% increase in realized gold prices drove improvements in gross profit and cash gross profit. Including our 49% ownership of San José mine, we reported a total cash gross profit(2) for full year 2023 of $85.1 million compared with $54.7 million for full year 2022.
●	Net income for full year 2023 was $55.3 million, or $1.16 per share, compared to net loss of $81.1 million, or $1.71 per share for full year 2022. Our net income for full year 2023 was driven primarily by $222.2 million accounting gain recognized on the deconsolidation of McEwen Copper.
●	We reported an adjusted net loss(2) of $23.0 million, or $0.48 per share for full year 2023 compared with an adjusted net loss(2) of $17.0 million, or $0.36 per share for full year 2022. Adjusted net loss(2) excludes the impact of the results of McEwen Copper and MSC, and we believe this metric best represents the results of our 100% owned precious metal operations.
●	Cash costs(2) and AISC(2) per GEO sold for the Fox Complex for full year 2023 were $1,157 and $1,351, respectively, which compared against full year 2023 guidance of $1,020 and $1,465, respectively. For full year 2022, cash costs(2) and AISC(2) per GEO sold for the Fox Complex were $1,020 and $1,465, respectively.
●	Cash costs(2) and AISC(2) per GEO sold for the Gold Bar mine for full year 2023 were $1,565 and $1,891, respectively, compared to full year 2023 guidance of $1,400 and $1,680, respectively. For full year 2022, cash costs(2) and AISC(2) per GEO sold for the Gold Bar mine were $1,622 and $1,989, respectively.

●	Cash costs(2) and AISC(2) per GEO sold for MSC for full year 2023 were $1,393 and $1,820, respectively, compared to full year 2023 guidance of $1,250 and $1,550, respectively. For full year 2022, cash costs(2) and AISC(2) per GEO sold for MSC were $1,306 and $1,714, respectively.

Exploration and Mineral Resources and Reserves

●	We invested a total of $128.7 million in the Los Azules copper project in Argentina in 2023. Approximately half of this expenditure was incurred to advance multiple drill programs to support our updated IA and to generate data required for our Environmental Impact Assessment (“EIA”). We also incurred capital expenditures to improve project access, expand core storage facilities in Calingasta, and enhance our exploration camp to provide year-round support into the winter season.
●	We also incurred $20.2 million in exploration expenses at our other operations, primarily to advance our Stock West project at the Fox Complex, and to de-risk our mine plan at the Gold Bar mine through additional drilling in our Pick pit.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 76.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of our company for the three months ended December 31, 2023, and 2022 and for the years ended December 31, 2023, 2022, and 2021:

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$58,680	$28,240	$166,231	$110,417	$136,541
Production costs applicable to sales(1)	$(39,332)	$(20,321)	$(119,230)	$(91,260)	$(119,223)
Gross profit (loss)(1)	$13,050	$(288)	$17,780	$(544)	$(6,480)
Adjusted net income (loss) (2)	$21,111	$(8,586)	$(23,047)	$(16,964)	$(43,034)
Adjusted net income (loss) per share (2)	$0.44	$(0.18)	$(0.48)	$(0.36)	$(0.95)
Net income (loss)	$138,453	$(37,364)	$55,299	$(81,075)	$(56,712)
Net income (loss) per share	$2.89	$(0.79)	$1.16	$(1.71)	$(1.25)
Cash gross profit(1) (2)	$19,493	$7,919	$47,001	$19,157	$17,318
Cash from (used) in operating activities	$16,405	$(8,057)	$(39,637)	$(56,580)	$(20,063)
Cash additions to mineral property interests and plant and equipment	$(7,822)	$(7,047)	$(26,099)	$(24,187)	$(34,888)

(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 76.

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

	(in thousands, except per ounce)
GEOs produced(1)	49.9	37.3	154.6	133.3	154.4
100% owned operations	30.7	17.9	88.9	64.2	77.6
San José mine (49% attributable)	19.2	19.4	65.7	69.1	76.8
GEOs sold(1)	50.0	36.7	151.1	132.2	153.4
100% owned operations	30.6	17.4	88.7	63.8	77.3
San José mine (49% attributable)	19.4	19.3	62.4	68.4	76.1
Average realized price ($/GEO)(2)(3)	$1,956	$1,674	$1,927	$1,788	$1,803
P.M. Fix Gold ($/oz)	$1,971	$1,726	$1,940	$1,800	$1,799
Cash cost per ounce ($/GEO sold):(2)
100% owned operations	$1,313	$1,112	$1,356	$1,276	$1,453
San José mine (49% attributable)	$1,155	$1,321	$1,393	$1,306	$1,262
AISC per ounce ($/GEO sold):(2)
100% owned operations	$1,492	$1,509	$1,615	$1,688	$1,635
San José mine (49% attributable)	$1,499	$1,701	$1,820	$1,714	$1,603
Cash gross profit(2)	$19,493	$7,919	$47,001	$19,157	$17,318
Gold : Silver ratio(1)	85 : 1	85 : 1	83 : 1	84 : 1	72:1
(1)	Silver production is presented as a gold equivalent; the silver to gold ratio used is 83:1 for 2023, 84:1 for 2022, 72:1 for 2021 and 85:1 for Q4/23 and Q4/22.
(2)	As used here and elsewhere in this report, this is a non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 76.
(3)	On sales from 100% owned operations only, excluding streaming arrangement.
(4)	Average for the quarter or year as presented.

	Year ended December 31,
	2023	2022	2021

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$23,020	$39,782	$54,287
Working capital	$22,658	$(2,534)	$32,627

CONSOLIDATED PERFORMANCE

For the year ended December 31, 2023, we reported cash gross profit of $47.0 million compared to cash gross profit of $19.2 million for the year ended December 31, 2022. The increase in cash gross profit is attributed to an increase in revenue of $55.8 million at our Fox Complex and Gold Bar mine operations, and partially offset by an increase in production costs of $28.0 million. See “Non-GAAP Financial Performance Measures” for a reconciliation to gross profit (loss), which we consider to be the nearest GAAP measure beginning on page 76.

For the year ended December 31, 2023, we reported a net income of $55.3 million (or $1.16 per share) compared to a net loss of $81.1 million (or $1.71 per share) for the year ended December 31, 2022. This increase was primarily driven by an accounting gain recognized on the deconsolidation of McEwen Copper of $222.2 million. In addition, our revenues increased by $55.8 million, driven by a 14.2% increase in GEOs sold and a higher average realized gold price compared to 2022. Partially offsetting these effects was a $28.0 million increase in our cost of sales, attributed to higher processed mineralized material, a $60.1 million loss recognized on our investment in McEwen Copper resulting from the impact of exploration expenditure, and a $37.8 million deferred income tax expense on our investments in McEwen Copper.

We reported an adjusted net loss of $23.0 million (or $0.48 per share) in 2023 compared to an adjusted net loss of $17.0 million (or $0.36 per share) in 2022. Our adjusted net income excludes the impact of McEwen Copper and MSC’s results on our net income. We believe this metric best represents the results of our 100% owned precious metal operations.

Production from our 100% owned mines of 88,915 GEOs in full year 2023 increased by 24,696 GEOs as compared to 64,219 GEOs produced in full year 2022. At our Fox Complex operations, production increased by 7,739 GEOs in 2023 as compared to 2022 as a result of an increase in processed mineralized material, while at Gold Bar our production increased by 17,059 GEOs as a result of higher average head grades and a significant increase in processed tonnes.

Our attributable share of the San José mine production was 65,673 GEOs in 2023, which was 5% lower than 69,129 GEOs produced in 2022. This decrease was primarily driven by lower average gold and silver head grades year over year.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: For the year ended December 31, 2023, revenue from 100% owned operations increased to $166.2 million, compared with $110.4 million in 2022. This 51% increase was driven by year-over-year production improvements at both of our 100% owned operations totaling 88,699 GEOs sold as well as an increase in average realized gold prices. Our average realized price in 2023 was $1,927 per GEO, compared with $1,788 per GEO in 2022.

Production costs applicable to sales: For the year ended December 31, 2023, production costs applicable to sales increased to $119.2 million, compared with $91.3 million in 2022. This 31% increase was primarily driven by the increase in GEOs sold.

Advanced project costs: Advanced project costs of $82.6 million in full year 2023 increased by $15.9 million compared to full year 2022. Prior to our deconsolidation, the Company spent $80.0 million at the Los Azules project in Argentina primarily to advance to feasibility. The remaining $6.3 million was related to the further advancement of Fenix Project in Mexico.

Exploration costs: Exploration costs of $20.2 million in full year 2023 increased by $5.2 million compared to full year 2022. Exploration expenditures of $13.6 million were incurred to advance our Stock West project at the Fox Complex.  At our Gold Bar mine, we incurred $6.2 million of exploration costs primarily focused on defining the boundaries of our oxide pit limit.

Loss from investment in McEwen Copper: For full year 2023, we recorded a loss of $57.8 million from our investments in McEwen Copper. This loss represents our proportion of McEwen Copper’s net loss, which is driven primarily by exploration expenditure.

Income from investment in MSC: For full year 2023, we recorded an income of $0.1 million from our investments in MSC, compared with $2.8 million income recorded in full year 2022. This decrease was a result of year-over-year declines in silver and gold average head grades, impacting revenue, as well as higher depreciation and depletion. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance income, net: Net interest and other finance income of $36.9 million in full year 2023 increased by $44.7 million compared to an expense of $7.8 million in full year 2022. This change was driven by an increase in the Company’s average cash balance held in money market funds following the McEwen Copper financing in Q1/23, and together with our investments in equity securities in Argentina, served to mitigate impacts of foreign currency devaluation on our financial statements prior to our deconsolidation of McEwen Copper.

Other expense: Other expenses of $30.0 million in full year 2023 decreased from income of $22.9 million in full year 2022 due to devaluation of cash holdings denominated in ARS against USD. This is discussed further in Note 4 to the Consolidated Financial Statements. As described above, McEwen Copper used money market funds and equity instruments to mitigate the impact of foreign currency devaluation in Argentina.

Gain on deconsolidation of McEwen Copper: In Q4/2023, the Company recognized an accounting gain due to the deconsolidation of McEwen Copper of approximately $222.2 million, which is included in other income on the Statement of Operations. This is discussed further in Note 20 to the Consolidated Financial Statements.

Income and mining tax recovery (expense): For the year ended December 31, 2023, the Company recorded $33.9 million in income tax expense, compared to $5.8 million of income tax expense for the full year 2022, primarily due to the deconsolidation of McEwen Copper and subsequent recognition of deferred income tax liability of $37.8 million, that was partially offset by $3.8 million amortization of flow-through share premium. This is discussed further in Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance decreased by $16.8 million, from $39.8 million as at December 31, 2022 to $23.0 million as at December 31, 2023. The decrease in cash and cash equivalents for the year ended December 31, 2023, was primarily driven by the derecognition of certain cash balances resulting from the deconsolidation of McEwen Copper. As a result, we reported a net cash outflow of $45.7 million. The cash and cash equivalents balance attributable to McEwen Mining as of December 31, 2022 was $1.7 million; if we had deconsolidated McEwen Copper as of December 31, 2022 we would have reported a net cash inflow of $21.3 million.

Operating cash outflows of $39.6 million during 2023 consisted of the net income of $33.2 million, adjusted for non-cash impacts from: a $222.2 million gain resulting from the deconsolidation of McEwen Copper, $49.0 million in foreign exchange losses on cash and cash equivalents, $30.4 million in depreciation and amortization, $57.8 million in losses from our equity investments, $37.0 million in income tax expense, and $10.7 million in unrealized gains on investments. Changes in non-cash working capital of $17.8 million was primarily driven by a $10.9 million reclass from the short-term portion of environmental liabilities to long-term due to the change in timing of reclamation work at the Fenix Project in Mexico.

Cash used in investing activities increased by $75.7 million from $23.9 million in 2022 to $99.6 million in 2023. Cash used in investing activities consisted primarily of the acquisition of $34.2 million in liquid equity securities purchased through the Bolsa de Comercio de Buenos Aires (“BCBA”) stock exchange in Argentina to mitigate inflation and devaluation exposure, $45.7 million in derecognized cash from the deconsolidation of McEwen Copper, and $26.1 million in capital expenditures primarily in respect of our heap leach expansion at the Gold Bar Mine and capital development at the Fox Complex, partially offset by the $6.0 million cash inflow from secondary sales of our investments in McEwen Copper.

Cash provided by financing activities increased by $106.7 million from $65.5 million in 2022 to $172.2 million in 2023. Of this amount, $185.4 million was provided by private placements of McEwen Copper, and $13.4 million was provided by the issuance of flow-through common shares of the Company. This inflow was partially offset by the repayment of $25.0 million of debt. Further details are provided in Note 11 to the Consolidated Financial Statements.

Working capital as at December 31, 2023 was $22.7 million, and increased by $25.2 million from negative $2.5 million as at December 31, 2022. The change is primarily attributable to the derecognition of liabilities from the deconsolidation of McEwen Copper.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

McEwen Mining is committed to upholding the highest corporate governance and sustainability standards, adhering to Environmental, Social and Governance (“ESG”) guidelines, as defined by the Global Reporting Initiative (“GRI”) and other organizations. Our mission is to operate safely and respectfully towards our stakeholders, as we strive for continuous improvement throughout the responsible and sustainable development of our mining projects. Our ESG highlights from 2021 to 2023 include:

Health and Safety

At our 100% owned Fox Complex and Gold Bar operations:

●	We reported a total recordable injury frequency rate (“TRIFR”) of 0.2 per 200,000 hours in 2023, a tremendous improvement from our TRIFR rate in 2021 of 3.53 and 2022 of 1.53.
●	We continued to maintain a lost time injury frequency rate (“LTIFR”) of 0, consistent with 2021 and 2022.

McEwen Mining strives to maintain a safe, healthy working environment for all. Our operations aim to meet and exceed occupational health and safety standards. We conduct regular training and safety audits and foster a culture of safety throughout our organization.

Environment

At our 100% owned Fox Complex and Gold Bar operations:

●	Zero significant environmental incidents and zero reportable spills in 2021, 2022 and 2023.
●	Our rates of water recycling have improved significantly from 2021 to 2023, increasing from 30% at our 100% owned operations in 2021, to over 90% in 2022 and 2023.
●	Our Scope 1 greenhouse gas (“GHG”) emissions decreased 11% from an estimated 13,850 tonnes of CO2 in 2021 to 12,350 tonnes CO2 in 2023, despite an increase in processed tonnage of 15% over the same period.
●	Our water consumption has decreased 11% from 2021 to 2023, decreasing from 1.8 million m3 to 1.6 million m3.
●	During 2023, we revised our Operations, Maintenance and Surveillance manual for tailings handling, in line with our policies. We completed our annual dam safety inspection at the Fox Complex in late 2023, with no significant findings noted.

McEwen Mining conducts its operations with the utmost regard for the environment, focusing on conservation and sustainable development practices. We are committed to the safe handling of tailings, and we adhere to the Global Industry Standard on Tailings Management, as issued by the International Council on Mining and Metals, the UN Environment Programme and Principles for Responsible Investment.

Community Engagement

●	In Matheson, Ontario, we donated to the Rosedale Centre of the Bingham Memorial Hospital in support of their construction of a new sunroom and outdoor space, which opened on December 12, 2023.
●	At Gold Bar, we provide an annual scholarship to Great Basin College for Eureka’s high school students.
●	At Gold Bar, we host an annual Friends and Family event in which we invite the community to visit our mine site in Nevada and get to know our operations.
●	In Guamúchil, Sinaloa, where we are developing our Fenix Project, we continue to donate regularly to key education, health and public infrastructure projects.

McEwen Mining is engaged and proactive in its efforts to improve the quality of life for the communities around us, our employees, and all our stakeholders. Our initiatives range from local development projects to educational and health programs. We engage closely with local communities to ensure our activities yield sustainable and positive outcomes.

McEwen Copper

At McEwen Copper, we embarked on a strategic initiative to enhance our ESG commitments, reflecting our dedication to sustainable development and responsible mining practices. A cornerstone of this initiative was the establishment of a comprehensive Grievance Mechanism designed to transparently and effectively address and resolve inquiries and complaints, thereby fostering a culture of openness and accountability. In a significant move towards environmental sustainability, we invested in the installation of solar panels at our headquarters in San Juan, achieving 100% sustainability in our annual energy balance. This initiative, executed exclusively with local companies, not only underscores our commitment to environmental stewardship but also supports the local economy and promotes community engagement.

Furthermore, our engagement with the Calingasta community, where our project is located, was deepened through the execution of seven targeted investment programs. These programs reached over 3,000 beneficiaries, demonstrating our commitment to contributing positively to the socioeconomic development of our host communities. The completion of the citizen participation process, a requirement for our Environmental Impact Assessment, marked a significant milestone in our efforts to ensure transparency and community involvement in our operations.

Additionally, our ongoing dialogue with the communities of Villa Calingasta, Tamberías, and Barreal through relationship-building talks is a testament to our commitment to building and maintaining strong community relations. These initiatives collectively highlight Los Azules' proactive approach to ESG, emphasizing our commitment to not only meeting but exceeding environmental sustainability standards, fostering social well-being, and upholding the highest governance practices. Our dedication to these principles is integral to our operational philosophy and reflects our resolve to lead by example in the mining industry.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar mine

The following table sets out operating results for the Gold Bar mine for the three months ended December 31, 2023, and 2023 and year ended December 31, 2023, compared to 2022 and 2021:

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	699	87	2,495	1,382	2,227
Average grade (g/t Au)	0.86	0.49	0.84	0.65	0.63
Processed mineralized material (t)	877	140	2,537	1,336	2,296
Average grade (g/t Au)	0.69	0.64	0.77	0.67	0.64
Gold ounces:
Produced	19.8	7.9	43.7	26.6	43.9
Sold	19.2	8.0	43.0	26.8	43.9
Silver ounces:
Produced	0.2	0.1	0.8	0.7	1.1
Sold	—	—	0.7	0.6	—
GEOs:
Produced	19.8	7.9	43.7	26.6	43.9
Sold	19.2	8.0	43.0	26.8	43.9
Revenue from gold and silver sales	$37,883	$13,592	$83,409	$47,926	$79,205
Cash costs(1)	$25,889	$8,666	$67,335	$43,500	$73,990
Cash cost per ounce ($/GEO sold)(1)	$1,345	$1,083	$1,565	$1,622	$1,687
All‑in sustaining costs(1)	$28,978	$11,156	$81,370	$53,328	$76,870
AISC per ounce ($/GEO sold)(1)	$1,506	$1,395	$1,891	$1,989	$1,753
Gold : Silver ratio	85 : 1	85 : 1	83 : 1	84 : 1	72 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 76 for additional information.

2023 compared to 2022

The Gold Bar mine produced 19,797 and 43,678 GEOs in Q4/23 and full year 2023, respectively. This represents a 149% and 64% increase from 7,943 and 26,619 GEOs produced in Q4/22 and full year 2022, respectively. The substantial increase in both quarterly and annual production was the result of the completion and commissioning of the heap leach pad expansion in October 2023, an improvement in ore stacked and placed under leach, and consistent performance from our mine contractor and crushing operation.

Furthermore, issues with carbonaceous gold bearing material experienced in 2022 did not affect our 2023 production, as a revised mine plan completed in Q4/22 identified and excluded such material. Carbonaceous material has been stockpiled separately from waste, and alternative treatment technologies are being reviewed and tested to determine if it is economically viable to recover gold from this material in the future.

Revenue from gold and silver sales was $37.9 million in Q4/23 compared to $13.6 million in Q4/22. The increase in revenue was the result of higher GEOs sold during Q4/23 (19,245 GEOs in Q4/23 compared to 8,000 GEOs in Q4/22) together with a higher average realized gold price ($1,956 per GEO in Q4/23 compared with $1,674 per GEO in Q4/22). Revenue from gold and silver sales was $83.4 million for full year 2023 compared to $47.9 million for full year 2022, with the increase driven by both higher GEO sales (43,034 GEO in 2023 compared to 26,810 GEO in 2022), and higher realized gold prices ( $1,927 per GEO in 2023 compared with $1,788 per GEO in 2022).

Production costs applicable to sales were $25.9 million in Q4/23 compared to $8.7 million in Q4/22. The increase was driven primarily by higher GEOs sold as described above. Production costs applicable to sales were $67.3 million for full year 2023, compared to $43.5 million for full year 2022. The $23.8 million increase in costs year over year was the result of higher sales, offset by lower realized operating costs due to higher mine contractor productivity, and the absence of costs associated with adjustments to the mine plan in 2022 to account for the higher than anticipated carbonaceous material encountered.

Cash cost and AISC per GEO sold were $1,345 and $1,506 in Q4/23, respectively, compared to $1,083 and $1,395 in Q4/22, respectively. The increase in cash costs was driven by higher year-over-year mining costs as a result of lower mining activity in Q4/22 while Gold Bar onboarded our current mining contractor. AISC for the period was higher than Q4/22, largely driven by higher mining costs, partially offset by lower capital expenditures. During Q4/23, capital projects consisted of the completion of the heap leach pad expansion, compared to Q4/22 where capital was spent on determining the extent of carbonaceous material in the Pick Pit.

Cash cost and AISC per GEO sold were $1,565 and $1,891 for full year 2023, respectively, compared to $1,622 and $1,989 for full year 2022, respectively. The year-over-year decrease in AISC per GEO sold was driven by improved mine contractor productivity, which directly increased GEOs sold.

Exploration Activities

During Q4/23 drilling was focused on the Cabin Creek Complex and Pot Canyon target, following up positive near surface exploration work and mapping done in Q4/22. At Cabin Creek, drilling tested open mineralization southwest of Cabin North Pit, and a northeastern trending shear zone in the northern wall of the Cabin South pit. Strong gold mineralization was encountered in these zones and will be an area of focus in 2024. At Pot Canyon drilling was focused on determining geologic structure and targeting a favorable rock unit (Bartine) at depth. Drilling at Pot Canyon yielded some technical success, intersecting elevated levels of gold, however, there is no work planned for 2024.

During 2023, a total of 121 holes were drilled for a total of 68,020 feet at Cabin and Pot Canyon. Additional drilling was completed at Cabin North and South, and at Gold Bar South to further delineate mineralized zones, and increase the confidence in the resource estimate, respectively. De-risking drilling was also conducted on the East Pick area of the Pick Pit, to improve resource definition, and location of gold bearing carbonaceous material within the pit area.

The work conducted during 2023 at Cabin Creek Complex, Gold Bar South and Pick Pits was positive, with potential to expand the resources, near or in current pits. In 2024, additional drilling will be conducted at Pick and Cabin to expand upon results from the 2023 drilling.

The 2024 exploration program will initially focus on eight targets, four targets within the current Gold Bar Mine Plan of Operations (“MPO”), and the remaining four on claims outside of the current MPO.

2024 Production and Cost Outlook

At Gold Bar in 2024, the first half of the year is expected to deliver higher production relative to the second half, due to a scheduled waste stripping phase in the Pick pit, in preparation for our 2025 mine plan. Throughout 2024, we expect to continue evaluating the optimization of our mining sequence. For full year 2024, we expect to produce between 40,000 to 43,000 GEOs at a cash cost per GEO sold between $1,450 and $1,550 per ounce and an AISC per GEO sold between $1,650 and $1,750 per ounce.

Canada Segment

The Canada segment is comprised of our Fox Complex property, which includes the Froome underground mine; the Grey Fox and Stock West advanced-stage projects; the Stock mill; a number of exploration properties located near the city of Timmins, Ontario, Canada; and the Black Fox mine, currently on care and maintenance.

Fox Complex

The following table sets out operating results for the Fox Complex mines for the three months ended December 31, 2023, and 2022, and the years ended December 31, 2023, 2022, and 2021:

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	96	95	391	419	307
Average grade (g/t Au)	3.08	3.33	3.40	3.49	3.38
Processed mineralized material (t)	120	88	457	345	303
Average grade (g/t Au)	2.84	3.74	3.31	3.77	3.24
Gold ounces:
Produced	10.2	7.8	44.4	26.8
Sold, excluding stream	9.8	7.2	41.3	24.5
Sold, stream	0.8	0.7	3.5	2.2
Sold, including stream	10.6	7.9	44.8	26.7
Silver ounces:
Produced	1.4	0.5	5.6	2.6
Sold	0.9	3.0	5.6	3.0
GEOs:
Produced	10.2	9.9	44.4	36.7	30.0
Sold, excluding stream	10.3	7.2	41.3
Sold	10.6	9.4	44.9	36.7	29.7
Revenue from gold and silver sales	$19,448	$14,648	$81,295	$60,848	$50,704
Cash costs(1)	$13,298	$10,742	$51,895	$36,845	$32,961
Cash cost per ounce ($/GEO sold)(1)	$1,253	$1,137	$1,157	$1,020	$1,108
All‑in sustaining costs(1)	$15,570	$15,169	$60,617	$52,912	$43,457
AISC per ounce ($/GEO sold)(1)	$1,467	$1,606	$1,351	$1,465	$1,461
Gold : Silver ratio	85 : 1	85 : 1	83 : 1	84 : 1	72 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 76 for additional information.

2023 compared to 2022

The Froome mine produced 10,215 and 44,439 GEOs in Q4/23 and full year 2023, respectively, compared to 9,869 and 36,652 GEOs produced in Q4/22 and full year 2022, respectively. GEO production increases were driven by a significant improvement in mill throughput rates and mill availability despite decreasing mined grades.

Mine production in Q4/23 was 1% lower than Q4/22. For full year 2023, mine ore production was 7% lower compared to full year 2022. This was due to geotechnical issues encountered during stope development in Q3/23, which required resequencing of stope development into Q4/23. Geotechnical issues have been resolved, and the stope was mined in Q4/23.

Processing throughput during Q4/23 and full year 2023 was 36% and 32% higher than Q4/22 and full year 2022, respectively. Crusher circuit and mill availability improvements during 2023 resulted in processing rates in excess of 1,250 tonnes per day throughout the year. Low grade stockpiles were also drawn down on to maintain consistent throughput throughout 2023. Average head grades processed in Q4/23 and during full year 2023 were 24% and 12% lower than Q4/22 and the full year 2022, respectively, as a result of lower mined grades from Froome as it nears the end of its mine life, as well as the impact from stockpile management.

Revenue from gold and silver sales was $19.4 million in Q4/23 compared to $14.6 million in Q4/22. The increase was primarily due to a higher average realized gold price per ounce ($1,956/oz gold in Q4/23 compared with $1,674/oz gold in Q4/22). Revenue from gold and silver sales was $81.3 million for full year 2023 compared to $60.8 million for full year 2022, driven by higher ounces sold (44,868 GEOs in 2023 compared to 36,652 GEOs in 2022) and higher realized prices ($1,927/oz in 2023 and $1,788/oz in 2022).

Production costs applicable to sales were $13.3 million and $51.9 million in Q4/23 and full year 2023, respectively, compared to $10.7 million and $36.8 million in Q4/22 and full year 2022, respectively. The year-over-year increase was driven by increased processing costs from the addition of a contract crushing crew to supplement our mill crushing circuit. An improved crushing process has resulted in mill throughput approximately 10% above planned levels for the year.

Cash cost and AISC per GEO sold were $1,253 and $1,467 in Q4/23, respectively, compared to $1,137 and $1,606 in Q4/22, respectively. For full year 2023, cash cost and AISC per GEO sold were $1,157 and $1,351, respectively, compared to $1,020 and $1,465 for full year 2022. The increase in cash costs year-over-year was driven by an increase in contractor crushing costs described above and partially offset by increased gold sales. The improvement in AISC per GEO sold year-over-year was due to lower required sustaining capital expenditures and higher GEO sales.

Exploration Activities

During 2023, we concentrated on resource delineation and exploration expansion at both our Stock and Grey Fox properties. The principle aim of the diamond drilling was to enhance the PEA for Stock West by identifying additional resources in proximity to the proposed ramp to Stock West, as well as potentially expanding the resource at Stock East, the historic Stock mine at depth, and Grey Fox.

During Q4/23, we incurred $1.6 million in exploration expenses at our Stock property. Infill drilling was conducted at Stock East and Stock West; additional drilling focused on deeper targets at both Stock West and the historic Stock mine. A total of 30,623 feet of diamond drilling was completed during the quarter. During full year 2023, we incurred $13.6 million in exploration expenses, completing 223,674 feet of drilling at Stock and 35,360 feet of drilling at Grey Fox. At the Stock property, drilling activities focused on expanding known mineralization to the east of Stock East, infill drilling at Stock West, and deep drilling below the historic Stock mine resource. At Grey Fox, drilling on the Gibson and Whiskey Jack targets to identify new zones of mineralization took place. Shallow drilling was completed to determine the potential of near surface mineralization proximal to the proposed location of the Stock West portal. Additionally, a magnetic drone survey was completed in the area west of the Stock West zone to assist in geological interpretations. A crown pillar study was also conducted at the historic Stock mine, which included a total of 2,966 feet of drilling.

During Q4/23, encouraging results were received for shallow drilling in proximity to the proposed ramp system to Stock West showing intercepts of 6.2 g/t gold over 74.5 feet true width located in the Stock West Portal Zone, and 4.0 g/t gold over 48.2 feet true width in the Stock West shallow plunge zone. We are currently assessing the potential for extracting some of these near-term ounces early in the development of the Stock West project.

We also had one diamond drill rig active at Stock East during Q4/23. The goal of this drilling was to upgrade a majority of the inferred mineralization to indicated. Future plans may include potentially accessing this satellite body from the planned Stock West ramp.

2024 Production and Cost Outlook

We expect to begin the development of underground ramp access to the Stock orebodies during Q1/24, which will become the primary source of feed in 2026 following the completion of mining the Froome deposit. The capital expenditure required for the development of the ramp is partially funded by the $8.8 million (C$12.0 million) flow-through financing completed in December 2023. For full year 2024, we expect to produce between 40,000 to 42,000 GEOs at a cash cost per GEO sold between $1,225 and $1,325 per ounce and an AISC per GEO sold between $1,450 and $1,550 per ounce.

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

The processing plant is expected to employ proven and conventional mineral processing and precious metal recovery technologies. Phase 1 is projected to have a processing rate of 3,400 tons per day.

Tailings generated during operations will be stored in the depleted Samaniego pit at the El Gallo site. This approach provides increased safety by avoiding the construction of embankment structures, focusing solely on the geochemical stability of the dam, rather than its physical stability.

In supporting the Fenix Project, we purchased a secondhand gold processing plant and associated equipment in September 2022, which includes all of the major components contemplated in Phase 1 of our feasibility study. As of the end of 2023, most of the equipment necessary for the plant has been mobilized to our project site to undergo a comprehensive refurbishment program. This will allow us to maximize the utilization of the acquired equipment, with the mills being the first to be mobilized and refurbished, now ready for installation.

The decision to proceed with the project remains under review.

MSC Segment, Argentina

The MSC segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2023, and 2022, and for the years ended December 31, 2023, 2022, and 2021 (on a 100% basis):

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	173	150	563	555	532
Average grade mined (g/t)
Gold	4.69	5.00	4.83	5.00	5.4
Silver	274	320	270	345	353
Processed mineralized material (t)	154	153	579	507	539
Average grade processed (g/t)
Gold	5.5	5.4	5.0	5.6	5.5
Silver	297	332	270	369	344
Average recovery (%):
Gold	87.2	86.3	86.5	87.0	88.1
Silver	88.1	87.8	88.0	88.0	88.0
Gold ounces:
Produced	23.8	22.8	81.0	78.8	83.6
Sold	23.4	22.5	75.1	77.2	81.8
Silver ounces:
Produced	1,297	1,430	4,422	5,292	5,250
Sold	1,384	1,435	4,363	5,303	5,229
GEOs:
Produced	39.1	39.6	134.0	141.1	156.8
Sold	39.7	39.3	127.3	139.5	155.3
Revenue from gold and silver sales	$76,979	$77,890	$242,461	$254,698	$271,863
Average realized price:
Gold ($/Au oz)	$1,941	$1,988	$1,985	$1,826	$1,760
Silver ($/Ag oz)	$22.81	$23.16	$21.43	$21.45	$24.45
Cash costs(1)	$45,800	$51,963	$177,234	$182,195	$196,032
Cash cost per ounce sold ($/GEO)(1)	$1,155	$1,321	$1,393	$1,306	$1,262
All‑in sustaining costs(1)	$59,441	$66,939	$231,548	$239,146	$249,018
AISC per ounce sold ($/GEO)(1)	$1,499	$1,701	$1,820	$1,714	$1,603
Gold : Silver ratio	85 : 1	85 : 1	83 : 1	84 : 1	72 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 76 for additional information.

The comparative analysis below compares the operating and financial results of MSC on a 100% basis.

2023 compared to 2022

On a 100% basis, the San José mine produced 39,093 and 134,027 GEOs in Q4/23 and full year 2023, respectively, compared to 39,600 and 141,100 GEOs produced in Q4/22 and full year 2022, respectively. The decrease in GEOs produced was due to a 10% and 27% decrease in gold and silver head grades processed, respectively, and slightly offset by a 14% increase in ore tonnes processed.

Revenue from gold and silver sales was $77.0 million in Q4/23 compared to $77.9 million in Q4/22. The increase was primarily due to a higher average realized gold price per ounce ($1,941/oz gold in Q4/23 compared with $1,988/oz gold in Q4/22). Revenue from gold and silver sales was $242.5 million for full year 2023 compared to $254.7 million for full year 2022, primarily due to lower GEOs sold and offset by an increase in realized gold prices.

Production costs applicable to sales were $45.8 million and $177.2 million in Q4/23 and full year 2023, respectively, compared to $52.0 million and $182.2 million in Q4/22 and full year 2022, respectively. Increased production costs were driven by higher personnel, processing, and inventory costs. This was primarily due to Argentina’s inflation, combined with an official fixed foreign exchange conversion rate.

Cash cost and AISC per GEO sold were $1,155 and $1,499 in Q4/23, respectively, compared to $1,321 and $1,701 in Q4/22, respectively. For full year 2023, cash cost and AISC per GEO sold were $1,393 and $1,820 respectively, compared to $1,306 and $1,714 for full year 2022. The increase in cash costs and AISC per GEO sold primarily resulted from lower sold ounces as a result of lower mined silver grades.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in 2023 resulted in a income of $0.1 million, compared to an income of $2.8 million in 2022.

MSC Dividend Distribution (49%)

We received $0.3 million in dividends from MSC for full year 2023 (2022 - $0.3 million).

2024 Production and Cost Outlook

Minera Santa Cruz’s management plans to phase out conventional mining methods during the second half of the year, favoring mechanized or other more productive mining methods. Additionally, MSC has begun initial production from the Odin area, which is an open pit that will be operated by a contractor. Full production from the Odin area is expected to be reached by the second half of 2024.

For full year 2024, we expect to produce between 50,000 to 60,000 attributable GEOs at a cash cost per GEO sold between $1,300 and $1,500 per ounce and an AISC per GEO sold between $1,500 and $1,700 per ounce

McEwen Copper Inc.

We own a 47.7% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and a 100% interest in the Elder Creek copper exploration project in Nevada, USA.

On February 23, 2023, we closed an ARS 30 billion investment by FCA Argentina S.A., a subsidiary of Stellantis, to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 2,850,000 common shares of McEwen Copper, and the sale of 1,250,000 common shares indirectly owned by McEwen Mining.

Additionally, on March 15, 2023, we closed a $30 million investment by Nuton to acquire shares of McEwen Copper in a two-part transaction. The transaction consisted of a private placement of 350,000 common shares of McEwen Copper, and the sale of 1,250,000 common shares indirectly owned by McEwen Mining.

On October 11, 2023, we completed additional financings with Stellantis and Nuton. Stellantis invested an additional ARS $42 billion in Argentina to acquire 1,900,000 common shares of McEwen Copper, while Nuton invested an additional $10 million to acquire shares in McEwen Copper in a two-part transaction consisting of a private placement of 152,615 McEwen Copper common shares and the sale of 232,000 common shares owned by McEwen Mining.

Currently, McEwen Mining owns 47.7% of McEwen Copper while Stellantis and Nuton own 19.4% and 14.5%, respectively.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry copper deposits and is located in the province of San Juan, Argentina.

McEwen Copper spent $128.7 million dollars in 2023 on the activities below:

Drilling Program

Our 2022-2023 drilling program began in October 2022 and concluded on June 19, 2023, at the onset of winter in San Juan, Argentina. We completed approximately 131,000 feet (39,900 meters) of drilling in over 138 holes, to evaluate geotechnical, hydrological, metallurgical, resource and exploration-related parameters and opportunities. The program also obtained 115 short tons (104 tonnes) of material for metallurgical testing. A primary goal of the program was to complete infill drilling to provide better data density to upgrade confidence in the mineral resource estimate. The Los Azules drill hole database now totals approximately 410,000 feet (126,000 meters).

The 2023-2024 drill season began in October 2023. In Q4/23 over 74,000 feet (22,627 meters) were drilled out of a target total of 157,000 feet (48,000 meters) for the season. As of the end of 2023, a full complement of 20 drill rigs were operating on site to reach this target, with two more rigs added in early 2024. The Los Azules drill hole database now totals approximately 479,000 feet (146,000 meters). We expect to continue drilling until we have sufficient material to support the metallurgical testing required for our feasibility study, amongst other requirements.

Exploration Road

The Los Azules copper project is currently accessible via a 120 km gravel road known as the Exploration Road, which features fourteen river crossings and two mountain passes, each exceeding an elevation of 4,100 m. During the 2022-2023 exploration season, significant upgrades were made to the existing Exploration Road. These enhancements included strategic improvements such as the installation of five water crossings, aimed at accommodating larger vehicle traffic and ensuring safer transit. The incorporation of culverts in these river crossings serves the dual purpose of safeguarding water bodies against hydrocarbon contamination resulting from heightened vehicular activity and ensuring the safety of travelers. Additionally, these enhancements proved invaluable in transporting major equipment and modules necessary for the construction of the winter modular winter camp.

Moving forward, the road will be diligently maintained to facilitate seasonal secondary site access and to support the future routing of a planned high-voltage power line for project development.

Site Water Permit Received

During October 2023, Argentina’s water resource authority (the Departamento de Hidráulica) approved temporary water use permits for road maintenance, irrigation, drilling work and domestic use. These water permits have allowed us to mobilize drill crews, provide living conditions for our exploration camp, and implement dust controls along the roads and drill platforms.

Beginning in November 2023, water and biota monitoring campaigns were initiated in collaboration with water authorities. Subsequently, three inspections were conducted by these authorities, all of which confirmed 100% compliance with their stipulated regulatory requirements.

Technical Studies

In June 2023, McEwen Copper released the results of its updated PEA for the Los Azules Project. The production strategy documented in the IA begins with the processing of mineral resources associated with the oxide and supergene copper mineralization in the near-surface portion of the deposit using heap leaching methods. This approach results in low average C1* costs of $1.07 per lb Cu ($0.88 per lb in the first eight years) and an attractive 3.2 year payback period.

A nominal copper cathode production capacity of 385 million lbs per year (175 ktpa) is met or exceeded during the first 11 years of mining and was selected as the Base Case, with a smaller Alternative Case presented at 275 million lbs per year (125 ktpa) of copper cathodes. The 2023 IA financial model does not include potential future development phases focused on primary copper mineralization found beneath the supergene copper layer, but some of these opportunities are discussed in the report, including the potential of deploying Nuton™ technologies.

Some of the PEA Base Case highlights are:

●	Average annual copper cathode production of 401 million lbs (182,100 tonnes) during the first five years of operation, and 322 million lbs (145,850 tonnes) over the 27 year life of the mine.
●	After-tax net present value (NPV8%) of $2.7 billion, an internal rate of return of 21.2%, and a payback period of 3.2 years – at $3.75 per lb Cu. Initial capital expenditure of $2.5 billion, and a project capital intensity of $7.66 per lb Cu ($16,880 per tonne Cu). Average EBITDA per year of $1.1 billion (Years 1-5) and $0.7 billion (Years 6-27).
●	Average C1(1) cash costs of $1.07 per lb Cu and all-in sustaining costs of $1.64 per lb Cu (AISC margin of 56%).
●	The PEA includes an updated independently prepared mineral resource estimate, which increased to 10.9 billion lbs Cu (Indicated, grade 0.40%) and 26.7 billion lbs Cu (Inferred, grade 0.31%).
(1)	C1 cash costs are defined as the cash cost incurred at each processing stage, from mining through to recoverable copper delivered to the market, net of any by-product credits. If it were in production today, Los Azules’ average C1 cash costs would be in the lowest cost quartile among copper producers.

Confirmatory metallurgical testing and environmental baseline studies are underway. Critical preliminary engineering contracts have been awarded for hydrogeological field investigations and geotechnical studies to support the delivery of a feasibility study.

The feasibility study is currently scheduled for completion by the first quarter of 2025, pending the successful completion of several crucial tasks. These tasks include acquiring an additional seven tonnes of metallurgical sample material for column testing at the laboratories of ASMIN Industrial and SGS in Santiago, Chile, which commenced in January 2024. Geotechnical and condemnation drilling activities are anticipated to be completed by May 2024. Infill drilling, with a primary focus on upgrading the classification of the initial 5-year production plan mineral resource classification to the Measured category, is also planned for this season. Finally, the drilling of four hydrological wells (and their accompanying monitoring wells), is expected to be completed in the first half of 2024.

Post-Initial Assessment Assay Results

All assay results from the 2022-2023 drilling season have now been received and analyzed. These assay results include significant copper values over wide intercepts and demonstrate very good agreement between these new assay results and those predicted by the resource block model used in the 2023 PEA.

Drill highlights include:

●	386 m of 0.66% Cu, including 196 m of 0.99% Cu (Hole GTK2320)
●	398 m of 0.75% Cu, including 124 m of 1.43% Cu (Hole AZ23220)

Environmental Impact Assessment

The Environmental Impact Assessment (Informe de Impacto Ambiental) was completed and officially submitted to the authorities on April 14, 2023. It is anticipated that the evaluation period will take 12 to 18 months.

The EIA public consultation process occurred between July and September 2023. Following this, public observations for the EIA evaluation process were concluded. The next phase of the EIA evaluation process will focus on technical evaluations, including a presentation to the Technical Evaluation Commission (Comisión Interdisciplinaria de Evaluación Ambiental Minera or CIEAM).

The first presentation of the EIA to the Technical Evaluation Commission (CIEAM) was developed on November 24, 2023. The company convened a technical exhibition meeting with members of the government's technical commission to discuss the assessment of the environmental impact report on exploitation. The comments raised primarily focused on water management and the preservation of onsite meadows/wetlands. Furthermore, additional works and infrastructure needs were addressed during the meeting. These requirements had been previously identified by the company, and efforts are ongoing to address and overcome them.

Additional meetings with the Technical Evaluation Commission are anticipated to begin in February 2024. During this session, the focus of our presentations will shift towards details about the project's construction activities and eventual operations.

Exploration Camp

As at the end of December 2023, all modules and materials required for our year-round exploration camp have been successfully transported and the majority installed on site. The 156 person camp includes kitchen and dining facilities, operating modules, recreation modules, and living quarters. Installation of medical and administrative modules are in progress and are expected to be completed in Q1 2024.

Calingasta Facility

The construction of the new Calingasta core storage warehouse has commenced as part of the initial phase of our construction and revitalization strategy. In addition to the core storage warehouse, we have outlined plans to build supplementary facilities in Calingasta during this phase, including a third warehouse, residential quarters, cottages, administrative offices, a dining hall, and a vehicle maintenance workshop.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, we have the following consolidated contractual obligations:

	Payments due by period
Contractual Obligations	2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Mining and surface rights	$2,082	$1,002	$673	$660	$35	$4,452
Reclamation costs(1)	9,608	3,152	4,220	8,473	27,002	52,455
Other plant and equipment						—
Long-term debt	—	12,000	28,000	—	—	40,000
Lease obligations	1,073	330	207	—	—	1,610
Total	$12,763	$16,484	$33,100	$9,133	$27,037	$98,517

(1)	Amounts presented represent the undiscounted uninflated future payments.

With respect to reclamation cost commitments disclosed above, we have surety bonds outstanding to provide bonding for our obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. If the bond is drawn, we would be obligated to reimburse the surety. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2023, no additional liability has been recognized for our surety bonds of $42.5 million.

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

The non-GAAP measures are presented for our wholly owned mines and our interest in the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for our minority interest in the San José mine may be found in Item 8. Financial Statements and Supplementary Data, Note 9, Equity Investments. The amounts in the reconciliation tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

The presentation of these measures, including the minority interest in the San José, has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not represent our legal claim to the assets and liabilities, or the revenues and expenses; and
●	Other companies in our industry may calculate their cash gross profit, cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, and average realized price per ounce differently than we do, limiting the usefulness as a comparative measure.

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

The following tables present a reconciliation of adjusted net income to the most directly comparable GAAP measure, net income:

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

Adjusted net income (loss)	(in thousands)		(in thousands)
Net income (loss) after income and mining taxes	$141,221	$(42,145)	$33,177	$(86,094)	$(56,884)
Adjusted for:
Advanced Projects – McEwen Copper (Note 3)	(2,538)	29,688	76,345	61,148	5,019
Exploration – McEwen Copper (Note 3)	—	71	386	700	1,698
General and administrative – McEwen Copper	3,599	957	3,599	7,665	114
Interest and other finance loss (income) – McEwen Copper	(4,196)	(4,773)	(62,133)	(4,297)	502
Foreign currency loss (gain)	15,365	(674)	51,004	(2,251)	(76)
Income tax recovery (expense)	223	8,917	91	8,941	(940)
(Income) loss from investment in Minera Santa Cruz S.A. (Note 9)	(7,109)	(627)	(62)	(2,776)	7,533
Loss from investment in McEwen Copper Inc. (Note 9)	57,821	—	57,821	—	—
Gain on deconsolidation of McEwen Copper Inc. (Note 20)	(222,157)	—	(222,157)	—	—
Deferred tax expense on investments in McEwen Copper Inc. (Note 20)	38,882	—	38,882	—	—
Adjusted net income (loss)	$21,111	$(8,586)	$(23,047)	$(16,964)	$(43,034)
Weighted average shares outstanding (thousands)	47,844	47,427	47,544	47,427	45,490
Adjusted net income (loss) per share	$0.44	$(0.18)	$(0.48)	$(0.36)	$(0.95)

Cash Gross Profit or Loss

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

The following tables present a reconciliation of cash gross profit or loss to the most directly comparable GAAP measure, gross profit or loss:

	Year ended December 31, 2023
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit	$8,944	$7,309	$1,527	$17,780
Add: Depreciation and depletion	7,130	22,091	—	29,221
Cash gross profit	$16,074	$29,400	$1,527	$47,001

	Year ended December 31, 2022
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit (loss)	$(311)	$9,039	$(9,272)	$(544)
Add: Depreciation and depletion	4,737	14,964	—	19,701
Cash gross profit (loss)	$4,426	$24,003	$(9,272)	$19,157

	Year ended December 31, 2021
	Gold Bar	Fox Complex	El Gallo	Total (100% owned)

	(in thousands)
Gross profit (loss)	$(3,287)	$2,447	$(5,640)	$(6,480)
Add: Depreciation and depletion	8,502	15,296	—	23,798
Cash gross profit (loss)	$5,215	$17,743	$(5,640)	$17,318

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales. The El Gallo mine results are excluded from this reconciliation for 2023, 2022 and 2021 as the economics of residual leaching operations are measured by incremental revenue exceeding incremental costs. Residual leaching costs for the year ended December 31, 2023, were $nil million compared to $0.7 million in 2022 and $9.3 million in 2021. As a result, we have ceased using cash cost and all-in sustaining cost per gold equivalent ounce to evaluate the El Gallo mine on an ongoing basis and have therefore ceased disclosure of such metric:

	Three months ended December 31, 2023			Year ended December 31, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$25,889	$13,298	$39,187	$67,335	$51,895	$119,230
In‑mine exploration	1,705	—	1,705	4,759	—	4,759
Capitalized underground mine development (sustaining)	—	2,119	2,119	—	8,046	8,046
Capital expenditures on plant and equipment (sustaining)	1,374	—	1,374	9,028	—	9,028
Sustaining leases	11	153	164	248	676	924
All‑in sustaining costs	$28,978	$15,570	$44,548	$81,370	$60,617	$141,987
Ounces sold, including stream (GEO)	19.2	10.6	29.9	43.0	44.9	87.9
Cash cost per ounce sold ($/GEO)	$1,345	$1,253	$1,313	$1,565	$1,157	$1,356
AISC per ounce sold ($/GEO)	$1,506	$1,467	$1,492	$1,891	$1,351	$1,615

	Three months ended December 31, 2022			Year ended December 31, 2022
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$8,666	$10,742	$19,408	$43,500	$36,845	$80,345
Mine site reclamation, accretion and amortization	218	—	218	1,654	—	1,654
In‑mine exploration	505	—	505	3,335	—	3,335
Capitalized underground mine development (sustaining)	—	4,317	4,317	—	15,448	15,448
Capital expenditures on plant and equipment (sustaining)	1,576	—	1,576	3,084	—	3,084
Sustaining leases	191	110	301	1,754	619	2,373
All‑in sustaining costs	$11,156	$15,169	$26,325	$53,327	$52,912	$106,239
Ounces sold, including stream (GEO)	8.0	9.4	17.4	26.8	36.1	62.9
Cash cost per ounce sold ($/GEO)	$1,083	$1,137	$1,112	$1,622	$1,020	$1,276
AISC per ounce sold ($/GEO)	$1,395	$1,606	$1,509	$1,989	$1,465	$1,688

	Three months ended December 31, 2021			Year ended December 31, 2021
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$20,615	$10,339	$30,954	$73,990	$32,961	$106,951
Mine site reclamation, accretion and amortization	167	152	319	651	906	1,557
In‑mine exploration	40	436	476	921	2,248	3,168
Capitalized underground mine development (sustaining)	—	4,969	4,969	—	5,771	5,771
Capital expenditures on plant and equipment (sustaining)	29	110	139	29	836	865
Sustaining leases	435	215	650	1,279	735	2,014
All‑in sustaining costs	$21,286	$16,221	$37,507	$76,870	$43,457	$120,326
Ounces sold, including stream (Au Eq. oz)	10.1	9.2	19.3	43.9	29.7	73.6
Cash cost per ounce ($/Au Eq. oz sold)	$2,038	$1,122	$1,601	$1,687	$1,108	$1,453
AISC per ounce ($/Au Eq. oz sold)	$2,104	$1,760	$1,940	$1,753	$1,461	$1,635

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$45,800	$51,963	$177,234	$182,195	$196,032
Mine site reclamation, accretion and amortization	93	111	535	400	451
Site exploration expenses	1,831	2,158	9,167	8,946	11,207
Capitalized underground mine development (sustaining)	10,379	10,201	38,318	37,959	27,548
Less: Depreciation	(768)	(499)	(2,930)	(1,990)	(1,971)
Capital expenditures (sustaining)	2,106	3,006	9,224	11,636	15,751
All‑in sustaining costs	$59,441	$66,940	$231,548	$239,146	$249,018
Ounces sold (GEO)	39.7	39.3	127.3	139.5	155.3
Cash cost per ounce sold ($/GEO)	$1,155	$1,321	$1,393	$1,306	1,262
AISC per ounce sold ($/GEO)	$1,499	$1,701	$1,820	$1,714	1,603

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

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$58,680	$28,240	$166,231	$110,417	$136,541
Less: revenue from gold sales, stream	474	512	2,042	1,748	1,309
Revenue from gold and silver sales, excluding stream	$58,206	$27,728	$164,189	$108,669	$135,232
GEOs sold	30.6	17.4	88.7	63.8	77.3
Less: gold ounces sold, stream	0.8	0.9	3.5	3.0	2.3
GEOs sold, excluding stream	29.8	16.5	85.2	60.8	75.0
Average realized price per GEO sold, excluding stream	$1,956	$1,674	$1,927	$1,788	$1,803

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)

Gold sales	$45,415	$44,648	$148,971	$140,948	$144,024
Silver sales	31,564	33,242	93,490	113,750	127,839
Gold and silver sales	$76,979	$77,890	$242,461	$254,698	$271,863
Gold ounces sold	23.4	22.5	75.1	77.2	81.8
Silver ounces sold	1,384	1,435	4,363	5,303	5,229
GEOs sold	39.7	39.3	127.3	139.5	155.3
Average realized price per gold ounce sold	$1,941	$1,988	$1,985	$1,826	$1,760
Average realized price per silver ounce sold	$22.81	$23.20	$21.43	$21.50	$24.45
Average realized price per GEO sold	$1,941	$1,980	$1,905	$1,826	$1,750

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

The assumptions used by the Company to measure metal content during each stage of the inventory conversion process include estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease.

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our anticipated exploration results, cost and feasibility of production, production estimates, receipt of permits or other regulatory or government approvals and plans for the development of our properties;
●	statements regarding strategic alternatives that we are, or may in the future, evaluate in connection with our business;
●	statements concerning the benefits or outcomes that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures;
●	the anticipated timeframe for remediating the material weakness in our internal control over financial reporting and effectiveness of our disclosure controls and procedures; and
●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. Many of these statements can be found by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions used in this report or incorporated by reference in this report.

Forward-looking statements and information are based upon several estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in this report and the following:

●	our ability to raise funds required for the execution of our business strategy;
●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects;
●	our ability to maintain an on-going listing of our common stock on the New York Stock Exchange or another national securities exchange in the U.S, the Toronto Stock Exchange, or another public exchange in Canada;
●	our ability to remediate the material weakness and return to effective our internal control over financial reporting and disclosure controls and procedures in a timely manner;

●	decisions of foreign countries, banks and courts within those countries;
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions;
●	operating results of MSC and McEwen Copper;
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices;
●	timing and amount of mine production;
●	our ability to retain and attract key personnel;
●	technological changes in the mining industry;
●	changes in operating, exploration or overhead costs;
●	access and availability of materials, equipment, supplies, labor and supervision, power and water;
●	results of current and future exploration activities;
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed;
●	changes in our business strategy;
●	interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	the uncertainty of reserve estimates and timing of development expenditures;
●	litigation or regulatory investigations and procedures affecting us;
●	changes in federal, state, provincial and local laws and regulations;
●	local and community impacts and issues including criminal activity and violent crimes;
●	accidents, public health issues, and labor disputes;
●	uncertainty relating to title to mineral properties;
●	changes in relationships with the local communities in the areas in which we operate;
●	changes in environmental laws and requirements in the jurisdictions in which we operate; and
●	decisions by third parties over which we have no control.

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

Furthermore, our participation in the joint venture with Hochschild for the 49% interest held at MSC creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or in a decrease in our percentage of ownership.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 73% on an annual basis. As noted in the graph below, during 2023 the Argentine peso devalued 73% compared to devaluations of 41% and 18% in 2022 and 2021 respectively. During 2023, the Mexican peso appreciated 14% against the US dollar, compared to an appreciation of 12% in 2022 and a devaluation of 3% in 2021.

During 2023, the Canadian dollar appreciated by 1.3% against the U.S. dollar, compared to a devaluation of 6% and 0.4% in 2022 and 2021, respectively.

The following chart illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2023:

Currency Exchange Rate Performance Against U.S. Dollar
120.0%
110.0%
100.0%
90.0%
80.0%
70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Argentina Peso
Mexican Peso
Canadian Dollar

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. As of December 31, 2023, 95% of our foreign currency holdings was held in Canadian dollars, representing 58% of our total treasury. We held minor positions in Mexican and Argentine Pesos.

Based on our Canadian cash balance of $13.4 million (C$17.8 million) as at December 31, 2023, a 1% change in the Canadian dollar would result in a gain/loss of $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican and Argentine pesos, with effect of a 1% change in this currency resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2023, our VAT receivable balance was MEX$14.9 million, equivalent to approximately $0.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

McEwen Copper Inc. holds a large portion of its local cash balance in Argentine pesos and is exposed to the effects of the significant, and at times sudden, devaluation of the currency. McEwen Copper has purchased $33.9 million in equity securities trading on the Bolsa de Comercio de Buenos Aires exchange as Argentinian depositary receipts, known as CEDEARs, and other short term investment instruments to partially offset the impact of devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $166.2 million for the year ended December 31, 2023, with all other variables held constant, a 10% change in the price of gold and silver would have had resulted in an additional income or loss before income and mining taxes of approximately $16.6 million. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. As at December 31, 2023, we had no gold or silver sales subject to final pricing.  Decreases in the market price of gold or silver can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to net realizable value.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian and American financial institutions and refineries, should these customers be unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of December 31, 2023, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.9 million as at December 31, 2023.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2023, we have surety bonds of $42.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

All internal control over financial reporting processes and systems, no matter how well designed, have inherent limitations. Therefore, even processes and systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, a material weakness in internal control over financial reporting was identified and management determined that, as a result of the material weakness, the Company’s internal control over financial reporting was not effective as of December 31, 2023. Specifically, as a result of certain non-routine transactions, primarily the timing of the deconsolidation of McEwen Copper Inc., the Company did not have a sufficient complement of human resources. As a result, the design and operation of its internal controls associated with judgments pertaining to aspects of non-routine and other less complex transactions within inventory, mineral properties, and income taxes were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of leach pad inventory at the Gold Bar mine

Description of the matter

As of December 31, 2023, the carrying value of the Company’s inventory was $30.0 million, of which $12.0 million was for the leach pad inventory as disclosed in Note 7 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, inventory is valued at the lower of average cost and net realizable value. The net realizable value of the inventory is calculated based on the estimated amount of recoverable gold on the leach pads.  The significant assumption used by management in the valuation of the leach pad inventory is the life of mine recovery rate, which is a subjective and complex estimate.

Auditing management’s estimate of the expected amount of gold to be recovered was complex due to the subjective nature of the assumption used in the calculation. The estimates of recoverable gold on the leach pads are calculated from the quantities of mineralized material placed on the leach pads, the grade of mineralized material placed on the leach pads and a recovery rate. This significant assumption is subjected to significant estimation uncertainty and required a high degree of auditor judgment given it could be affected by future economic and market conditions.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantities of material placed on the pad, the grade determination, the recovery rate, and the calibration process to assess whether the recovery rate is appropriate.

To test the valuation of the leach pad inventory, our substantive audit procedures included, among others, evaluating the reasonableness of the above-noted significant assumption used in the recoverable gold calculation. As each of the key inputs were determined by management’s specialist, we also assessed the competence and objectivity of management’s specialist by evaluating their professional qualifications, experience, and their use of accepted industry practices. In addition, we involved our internal mining specialist to assess the appropriateness of the Gold Bar mine’s gold recovery model and performed a sensitivity analysis to assess the impact of the recovery rate on the ending inventory balance. We also evaluated the methodologies used by management’s specialist by understanding the life of mine plan for ore to be placed on the pad, timing of the leaching cycle and the grade determination with the help of our internal mining specialist. We reperformed management’s calculation of the leach pad inventory value to verify mathematical accuracy.

We assessed the adequacy of the Company’s disclosures related to the valuation of the leach pad inventory.

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2016.

Toronto, Canada
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on internal control over financial reporting

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, McEwen Mining Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in the management’s assessment. Due to certain non-routine transactions, primarily the timing of the deconsolidation of McEwen Copper Inc., the Company did not have a sufficient complement of human resources. As a result, the design and operation of their internal controls associated with judgments pertaining to aspects of non-routine and other less complex transactions within inventory, mineral properties and income taxes were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded and disclosed.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 15, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada
March 15, 2024

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2023	2022	2021
Revenue from gold and silver sales	$166,231	$110,417	$136,541
Production costs applicable to sales	(119,230)	(91,260)	(119,223)
Depreciation and depletion	(29,221)	(19,701)	(23,798)
Gross profit (loss)	17,780	(544)	(6,480)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	(76,345)	(61,148)	(5,019)
Advanced projects - Other	(6,292)	(5,580)	(7,420)
Exploration	(20,167)	(14,973)	(22,604)
General and administrative	(15,449)	(11,890)	(11,435)
Loss from investment in McEwen Copper Inc. (Note 9)	(57,821)	—	—
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	62	2,776	(7,533)
Depreciation	(1,138)	(733)	(339)
Reclamation and remediation (Note 12)	(2,693)	(3,345)	(3,450)
	(179,843)	(94,893)	(57,800)
Operating loss	(162,063)	(95,437)	(64,280)

OTHER INCOME (EXPENSE):
Interest and other finance income (expenses), net	36,918	(7,789)	(6,200)
Other (expense) income (Note 4)	(29,976)	22,938	6,281
Gain on deconsolidation of McEwen Copper Inc. (Note 20)	222,157	—	—
Total other income	229,099	15,149	81
Income (loss) before income and mining taxes	67,036	(80,288)	(64,199)
Income and mining tax (expense) recovery (Note 19)	(33,859)	(5,806)	7,315
Net income (loss) after income and mining taxes	33,177	(86,094)	(56,884)
Net loss attributable to non-controlling interests	22,122	5,019	172
Net income (loss) and comprehensive income (loss) attributable to McEwen shareholders	$55,299	$(81,075)	$(56,712)

Net income (loss) per share (Note 14):
Basic and diluted	$1.16	$(1.71)	$(1.25)
Weighted average common shares outstanding (thousands) (Note 14):
Basic and diluted	47,544	47,427	45,490

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 18)	$23,020	$39,782
Investments (Note 5)	1,743	1,295
Receivables, prepaids and other current assets (Note 6)	5,578	8,840
Due from McEwen Copper Inc. (Note 15)	2,376	—
Inventories, current portion (Note 7)	19,944	31,735
Total current assets	52,661	81,652
Mineral property interests and plant and equipment, net (Note 8)	169,950	346,281
Investment in McEwen Copper Inc. (Note 9)	326,147	—
Investment in Minera Santa Cruz S.A. (Note 9)	93,218	93,451
Inventories (Note 7)	10,100	2,432
Restricted cash (Note 18)	4,490	3,797
Other assets	673	1,106
TOTAL ASSETS	$657,239	$528,719

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,656	$42,521
Flow-through share premium (Note 13)	1,661	4,056
Reclamation and remediation liabilities, current portion (Note 12)	3,105	12,576
Tax liabilities (Note 19)	1,603	7,663
Lease liabilities, current portion (Note 10)	978	1,215
Long-term debt, current portion (Note 11)	—	10,000
Contract liability (Note 17)	—	6,155
Total current liabilities	30,003	84,186
Long-term debt (Note 11)	40,000	53,979
Reclamation and remediation liabilities (Note 12)	39,916	29,270
Deferred tax liabilities (Note 19)	40,572	155
Lease liabilities (Note 10)	488	1,191
Other liabilities	3,840	3,664
Total liabilities	$154,819	$172,445

Shareholders’ equity:
Common shares: 49,440 as of December 31, 2023, and 47,428 as of December 31, 2022 issued and outstanding (in thousands) (Note 13)	$1,768,456	$1,644,144
Non-controlling interests (Note 20)	—	33,465
Accumulated deficit	(1,266,036)	(1,321,335)
Total shareholders’ equity	502,420	356,274
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$657,239	$528,719

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 17

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars and shares)

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2020	41,659	$1,548,876	$(1,183,548)	$—	$365,328
Stock-based compensation	—	837	—	—	837
Sale of flow-through shares	1,260	10,785	—	—	10,785
Sale of shares for cash	3,000	29,875	—	—	29,875
Issuance of equity by subsidiary (Note 20)	—	25,051	—	14,949	40,000
Net loss and comprehensive loss	—	—	(56,712)	(172)	(56,884)
Balance, December 31, 2021	45,919	$1,615,424	$(1,240,260)	$14,777	$389,941
Stock-based compensation	—	340	—	—	340
Sale of flow-through shares (Note 13)	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary (Note 20)	—	17,643	—	23,707	41,350
Share repurchase (Note 13)	—	(87)	—	—	(87)
Exercise of warrants	—	4	—	—	4
Net loss and comprehensive loss	—	—	(81,075)	(5,019)	(86,094)
Balance, December 31, 2022	47,428	$1,644,144	$(1,321,335)	$33,465	$356,274
Stock-based compensation	66	605	—	—	605
Restricted shares issued	43	366	—	—	366
Proceeds from McEwen Copper financing (Note 20)	—	109,913	—	75,477	185,390
Sale of flow-through shares (Note 13)	1,903	13,428	—	—	13,428
Net income (loss) and comprehensive income (loss)	—	—	55,299	(22,122)	33,177
McEwen Copper Inc. deconsolidation (Note 20)	—	—	—	(86,820)	(86,820)
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$—	$502,420

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$33,177	$(86,094)	$(56,884)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	57,821	—	—
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	(62)	(2,776)	7,533
Gain on sale of mineral property interests	—	—	(2,271)
Depreciation, amortization and depletion	30,359	19,532	25,338
Unrealized (gain) loss on investments (Note 5)	(20,542)	511	(28)
Foreign exchange loss on investments (Note 5)	9,858	—	—
Foreign exchange loss	48,977	2,029	160
Reclamation accretion and adjustments to estimate	2,693	7,168	3,677
Income and mining tax expense (recovery)	37,018	(1,856)	(7,315)
Stock-based compensation	971	340	837
Gain on deconsolidation of McEwen Copper Inc. (Note 20)	(222,157)	—	—
Change in non-cash working capital items:
Change in other assets related to operations	6,548	(12,873)	7,887
Change in liabilities related to operations	(24,298)	17,439	1,003
Cash used in operating activities	$(39,637)	$(56,580)	$(20,063)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(26,099)	$(24,187)	$(34,888)
Proceeds from disposal of property and equipment	—	—	492
Investment in marketable equity securities (Note 5)	(34,157)	—	—
Dividends received from Minera Santa Cruz S.A. (Note 9)	295	286	9,832
Proceeds from sale of investment in McEwen Copper Inc. (Note 20)	6,032	—	—
Cash outflow on McEwen Copper Inc. deconsolidation (Note 20)	(45,708)	—	—
Cash used in investing activities	$(99,637)	$(23,901)	$(24,564)

Cash flows from financing activities:
Proceeds from McEwen Copper Inc. financing (Note 20)	185,390	41,263	29,875
Issuance of flow-through common shares, net of issuance costs (Note 13)	13,428	14,376	11,966
Proceeds from promissory note	—	15,000	40,000
Principal repayment on long-term debt (Note 11)	(25,000)	—	—
Subscription proceeds received in advance	—	(2,850)	2,550
Proceeds from exercise of warrants	—	4	—
Payment of finance lease obligations	(1,636)	(2,338)	(3,408)
Cash provided by financing activities	$172,182	$65,455	$80,983
Effect of exchange rate change on cash and cash equivalents	(48,977)	(2,029)	(160)
(Decrease) increase in cash, cash equivalents and restricted cash	(16,069)	(17,055)	36,196
Cash, cash equivalents and restricted cash, beginning of year	43,579	60,634	24,438
Cash, cash equivalents and restricted cash, end of year	$27,510	$43,579	$60,634

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 NATURE OF OPERATIONS

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina. The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Fox Complex in Ontario, Canada, the Fenix Project in Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of December 31, 2023, the Company also owns a 47.7% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC as equity investments.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States of America (“US GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investments and the impairment test; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of value-added taxes receivable; the amount of mineral reserves; valuation allowances for deferred tax assets; income and mining tax provisions; and reserves for contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

References to “C$” refer to Canadian dollar.

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method, as described in Investments, below.

Cash and Cash Equivalents and Restricted Cash:

The Company considers cash in banks, deposits in transit, and highly liquid term deposits with remaining maturities of three months or less at the date of acquisition to be cash and cash equivalents. Because of the short maturity of these instruments, the carrying amounts approximate their fair value. The Company classifies restricted cash between short-term and long-term based on the restrictions.

Investments:

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC (“Accounting Standards Codification”) Topic 323, Investments – Equity Method and Joint Ventures. Under the equity method, the Company’s investment is initially recognized at cost in the Consolidated Balance Sheets and subsequently increased or decreased to recognize the Company's share of income and losses of the investee, dividends received from the investee and impairment losses after the initial recognition date. The Company's share of income and losses of the investee and impairment losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statement of Operations”) during the period. The Company evaluates the equity method investments for impairment under ASC 323-35-31 and ASC 323-35. An impairment loss on the equity-method investments is recognized as an operating expense when the decline in value is determined to be other-than-temporary.

The Company’s investments in marketable equity securities and warrants are measured at fair value at each period end with changes in fair value recognized in net income (loss) in the Statement of Operations in accordance with ASU 2016-01 with reference to further updates in ASU 2018-03, ASU 2019-04, and ASU 2020-01.

Stockpiles, Material on Leach Pads, In-process Inventory, Precious Metals Inventory and Materials and Supplies:

Stockpiles, material on leach pads, in-process inventory, precious metals inventory and materials and supplies (collectively, “Inventories”) are accounted for using the weighted average cost method and are carried at the lower of average cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to a saleable form. Write-downs of Inventories resulting from net realizable value impairments are reported as a component of production costs applicable to sales. The current portion of Inventories is determined based on the expected amounts to be processed and/or recovered within the next twelve months of the Consolidated Balance Sheet date, with the remaining portion, if any, classified as long-term.

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

Proven and Probable Reserves:

The definition of proven and probable reserves is set forth in SEC Regulation S-K Item 1300 (“S-K 1300”). Proven mineral reserves are the economically mineable part of a measured mineral resource. For a proven mineral reserve, the qualified person has a high degree of confidence in the results obtained from the application of modifying factors and in the estimates of tonnage and grade or quality. A proven mineral reserve can only result from the conversion of a measured mineral resource. Probable mineral reserves are the economically mineable part of an indicated and, in some cases, measured mineral resource. For a probable mineral reserve, the qualified person’s confidence in the results obtained from the application of the modifying factors and in the estimates of tonnage and grade or quality is lower than what is sufficient for a classification as a proven mineral reserve, but is still sufficient to demonstrate that, at the time of reporting, extraction of the mineral reserve is economically viable under reasonable investment and market assumptions. The lower level of confidence is due to higher geologic uncertainty when the qualified person converts an indicated mineral resource to a probable reserve or higher risk in the results of the application of modifying factors at the time when the qualified person converts a measured mineral resource to a probable mineral reserve. A qualified person must classify a measured mineral resource as a probable mineral reserve when his or her confidence in the results obtained from the application of the modifying factors to the measured mineral resource is lower than what is sufficient for a proven mineral reserve.

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

Development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines (“pre-stripping”) and building of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are charged to operations in the year incurred as Advanced Projects until proven and probable reserves, as defined by S-K 1300, have been delineated, after which they are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately to each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

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

Plant and Equipment: For properties where the Company has established proven and probable reserves, as defined by S-K 1300, expenditures for plant and equipment and expenditures that extend the useful lives of existing plant and equipment are capitalized and recorded at cost. The cost capitalized for plant and equipment includes borrowing costs incurred that are attributable to qualifying plant and equipment. Plant and equipment are depreciated using the straight-line method over the estimated productive life of the asset.

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

For properties where the Company has not established proven and probable reserves, as defined by S-K 1300, substantially all costs, including design, engineering, construction, and installation of equipment, are expensed as incurred, unless the equipment has alternative uses or significant salvage value, unless the equipment has probable future benefit, in which case the equipment is capitalized at cost.

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

The fair value of reclamation and remediation liabilities is measured by discounting the expected cash flows adjusted for inflation, using a credit-adjusted risk-free rate of interest. The Company prepares estimates of the timing and amounts of expected cash flows when reclamation and remediation liabilities are incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of reclamation and remediation liabilities requires significant judgment, including the amount of cash flows, timing of reclamation, inflation rate and credit risk.

Lease Accounting:

Contracts are analyzed to identify whether the contract contains an operating or financing lease according to ASC 842, Lease Accounting. If a contract is determined to contain a lease, the Company will include lease payments (the lease liability) and the right-of-use (“ROU”) asset representing the right to the underlying asset for the lease term within the Consolidated Balance Sheets. Lease liabilities are disclosed as a distinct line item within the Consolidated Balance Sheets, whereas the ROU asset is included in mineral property interests and plant and equipment. Related depreciation and amortization expense and interest expense for finance leases and rent expense for operating leases is recorded within the Statement of Operations. For leases with a term of twelve months or less, an accounting policy election is made to not recognize lease assets and lease liabilities. The Company has elected to account for non-lease components as part of the lease component to which they relate.

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

Revenue Recognition:

Revenue consists of proceeds received and expected to be received for the Company’s principal products: gold and silver. Revenue from contracts with customers is recognized when control of the goods or services is transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for the products. Control of the products is transferred when the buyer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the products. Product pricing is determined under the sales agreements, which are referenced against active and freely traded commodity markets, for example, the London bullion market for both gold and silver, in an identical form to the product sold.

In addition to selling refined bullion at spot prices, the Company has doré purchase agreements in place with financial institutions and refineries. Under the agreements, the Company has the option to sell up to 100% of the gold and silver contained in doré bars prior to the completion of refining by the third-party refiner. The Company has an option to sell the gold on a spot basis, on a forward basis and on a supplier advance basis.

Revenue is recognized when the Company has provided irrevocable instructions to the refiner to transfer to the purchaser the refined ounces sold upon final processing, and when payment of the purchase price for the purchased doré or bullion has been made in full by the purchaser.

Foreign Currency:

The functional currency for the Company’s operations is the U.S. dollar. All monetary assets and liabilities denominated in a currency that is not the U.S. dollar are translated at current exchange rates at each Consolidated Balance Sheet date and the resulting adjustments are included in a separate line item under other income (expense). Revenues and expenses in foreign currencies are translated at the average monthly exchange rates for the corresponding period.

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

Flow-through Common Shares:

Current Canadian tax legislation permits mining entities to issue flow-through common shares to investors by which the deductions for tax purposes related to resource exploration and evaluation expenditures may be claimed by investors instead of the entity, subject to a renouncement process. Under ASC 740, Income Taxes, proceeds from the issuance of flow-through common shares are allocated first to the common stock based on the underlying quoted price of shares and the residual amount is allocated to the sale of tax benefits, which is classified as a liability. After the sale of the shares, as the Company incurs qualifying exploration and evaluation expenditures to fulfill its obligation, the liability is drawn down and the sale of tax benefits is recognized in the Statement of Operations as a reduction of deferred tax expense.

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

Loans and Borrowings:

Borrowings are recognized initially at fair value, net of financing costs incurred, and subsequently measured at amortized cost. Any difference between the amounts originally received and the redemption value of the debt is recognized in the Statements of Operations over the period to maturity using the effective interest method. Borrowing costs directly attributable to the acquisition, construction, or production of a qualifying asset (i.e. an asset that necessarily takes a substantial period of time to get ready for its intended use or sale) are capitalized as part of the cost of the asset. All other borrowing costs are expensed in the period they occur.

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

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The Company’s chief operating decision-maker (“CODM”) reviews the operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level or major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike.  As a result, these operating segments also represent the Company’s reportable segments. The Company’s business activities that are not considered operating segments are included in General and administrative and other and are provided in this note for reconciliation purposes.

The CODM reviews segment income or loss, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects, and exploration costs, for all segments except for the McEwen Copper and MSC segments which are evaluated based on the attributable equity income or loss pickup. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions.

Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Year ended December 31, 2023	USA	Canada	Mexico	MSC	McEwen Copper (1)	Total
Revenue from gold and silver sales	$83,409	$81,295	$1,527	$—	$—	$166,231
Production costs applicable to sales	(67,335)	(51,895)	—	—	—	(119,230)
Depreciation and depletion	(7,130)	(22,091)	—	—	—	(29,221)
Gross profit	8,944	7,309	1,527	—	—	17,780

Advanced projects	—	—	(6,292)	—	(76,345)	(82,637)
Exploration	(6,225)	(13,556)	—	—	(386)	(20,167)
Income (loss) from equity investments	—	—	—	62	(57,821)	(57,759)
Segment loss	$2,719	$(6,247)	$(4,765)	$62	$(134,552)	$(142,783)
Gain on deconsolidation of McEwen Copper Inc.						222,157
General and administrative and other						(12,338)
Income before income and mining taxes						$67,036

Capital expenditures	$9,028	$9,131	$1,258	$—	$6,781	$26,198
(1)	Includes the consolidated results for McEwen Copper for the period from January 1, 2023 to October 10, 2023 and the loss from the equity accounted investment for the period from October 11, 2023 to December 31, 2023.

Year ended December 31, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$47,926	$60,848	$1,643	$—	$—	$110,417
Production costs applicable to sales	(43,500)	(36,845)	(10,915)	—	—	(91,260)
Depreciation and depletion	(4,737)	(14,964)	—	—	—	(19,701)
Gross (loss) profit	(311)	9,039	(9,272)	—	—	(544)

Advanced projects	(52)	(1,206)	(4,322)	—	(61,148)	(66,728)
Exploration	(4,828)	(9,443)	(2)	—	(700)	(14,973)
Income from equity investments	—	—	—	2,776	—	2,776
Segment (loss) income	$(5,191)	$(1,610)	$(13,596)	$2,776	$(61,848)	$(79,469)
General and administrative and other						(819)
Loss before income and mining taxes						$(80,288)

Capital expenditures	$5,374	$15,317	$2,800	$—	$2,743	$26,234

Year ended December 31, 2021	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$79,205	$50,704	$6,632	$—	$—	$136,541
Production costs applicable to sales	(73,990)	(32,961)	(12,272)	—	—	(119,223)
Depreciation and depletion	(8,502)	(15,296)	—	—	—	(23,798)
Gross (loss) profit	(3,287)	2,447	(5,640)	—	—	(6,480)

Advanced projects	(440)	(2,635)	(4,345)	—	(5,019)	(12,439)
Exploration	(5,875)	(15,017)	(14)	—	(1,698)	(22,604)
Loss from equity investments	—	—	—	(7,533)	—	(7,533)
Segment loss	$(9,602)	$(15,205)	$(9,999)	$(7,533)	$(6,717)	$(49,056)
General and administrative and other						(15,143)
Loss before income and mining taxes						$(64,199)

Capital expenditures	$2,416	$33,617	$—	$—	$—	$36,033

Geographic Information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Non-current Assets		Revenue (1)
	December 31,	December 31,	Year ended December 31,
	2023	2022	2023	2022	2021
USA	$71,234	$70,577	$83,409	$47,926	$79,205
Canada	83,674	91,552	81,295	60,848	50,704
Mexico	30,304	29,219	1,527	1,643	6,632
Argentina (2), (3)	419,366	255,718	—	—	—
Total Consolidated	$604,578	$447,066	$166,231	$110,417	$136,541
(1)	Presented based on the location from which the product originated.
(2)	Includes Investment in MSC of $93.2 million as of December 31, 2023 (December 31, 2022 - $93.5 million).
(3)	Includes Investment in McEwen Copper of $326.1 million as of December 31, 2023 (December 31, 2022 - $nil).

As gold and silver can be sold through numerous gold and silver markets worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The following is a summary of revenue from gold and silver sales for significant customers for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Auramet International LLC (“Auramet”)	$136,911	$50,580	$—
Asahi Refining Inc.	24,639	57,835	134,395
Other	4,681	2,002	2,146
Revenue from gold and silver sales	$166,231	$110,417	$136,541

NOTE 4 OTHER (EXPENSE) INCOME

The following is a summary of other expense (income) for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Unrealized and realized gain (loss) on investments (Note 5)	$20,462	$(511)	$28
Foreign currency gain on Blue Chip Swap	7,993	19,772	—
Foreign currency (loss) gain	(59,503)	4,030	513
COVID-19 relief	—	—	3,541
Other income (loss), net	1,072	(353)	2,199
Total other (expense) income	$(29,976)	$22,938	$6,281

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

For the year ended December 31, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian USD bank account to Argentina (December 31, 2022 – eleven transactions). These funds are intended to be used for the continued development of the Los Azules Copper project. For the year ended December 31, 2023, the Company realized net gains of $7.6 million comprised of foreign currency gains of $8.0 million and realized losses on investments of $0.4 million. For the year ended December 31, 2022, the Company realized net gains of $18.8 million comprised of foreign currency gains of $19.8 million and realized losses on investments of $1.0 million including the impact of fees and commissions. No similar transactions occurred in 2021.

NOTE 5 INVESTMENTS

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly traded companies. The following is a summary of the activity in investments for the years ended December 31, 2023, 2022 and 2021:

	As at	Additions/	Disposals/	Unrealized	Foreign	McEwen	As at
	December 31,	transfers during	transfers during	gain on	exchange loss	Copper	December 31,
	2022	year	year	securities held	on securities held	deconsolidation	2023
Marketable equity securities	$1,133	$34,157	$—	$20,542	$(9,858)	$(44,231)	$1,743
Warrants	162	—	(162)	—	—	—	—
Total investments	$1,295	$34,157	$(162)	$20,542	$(9,858)	$(44,231)	$1,743

	As at	Additions/	Disposals/	Unrealized	Foreign	As at
	December 31,	transfers during	transfers during	loss on	exchange loss	December 31,
	2021	year	year	securities held	on securities held	2022
Marketable equity securities	$1,644	$—	$—	$(511)	$—	$1,133
Warrants	162	—	—	—	—	162
Total investments	$1,806	$—	$—	$(511)	$—	$1,295

	As at	Additions/	Disposals/	Unrealized	Foreign	As at
	December 31,	transfers during	transfers during	gain on	exchange loss	December 31,
	2020	year	year	securities held	on securities held	2021
Marketable equity securities	$—	$1,616	$—	$28	$—	$1,644
Warrants	—	162	—	—	—	162
Total investments	$—	$1,778	$—	$28	$—	$1,806

For the year ended December 31, 2023, Andes Corporation Minera S.A., an Argentinian subsidiary of McEwen Copper, invested $33.9 million in equity securities trading on the Bolsa de Comercio de Buenos Aires exchange as Argentinian depositary receipts (“CEDEARs”) and denominated in ARS. For the year ended December 31, 2023, the Company recognized an unrealized gain on CEDEARs of $20.2 million and a foreign exchange loss of $9.9 million.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

Receivables, prepaids and other current assets as at December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Government sales tax receivable	$2,511	$2,868
Prepaids and other assets	3,067	5,972
Receivables, prepaids and other current assets	$5,578	$8,840

As at December 31, 2023, the $2.5 million balance of government sales tax receivable included $1.3 million of HST receivable attributable to the Canadian operations (December 31, 2022 – $1.3 million). The timing of receipt of these funds is uncertain due to ongoing review conducted by local tax authorities.

In Mexico, Argentina, and Canada, value-added taxes are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.

NOTE 7 INVENTORIES

Inventories at December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Material on leach pads	$11,963	$7,571
In-process inventory	4,067	3,674
Stockpiles	5,939	15,392
Precious metals	1,955	2,119
Materials and supplies	6,120	5,411
	$30,044	$34,167
Less long-term portion	(10,100)	(2,432)
Current portion	$19,944	$31,735

During the year ended December 31, 2023, we incurred $1.0 million and $2.8 million in inventory write-downs to net realizable value at the Fox Complex and Gold Bar mine, respectively. Of these write-downs, a total of $3.0 million was included in production costs applicable to sales and $0.8 million was included in depreciation and depletion in the Statement of Operations. During the year ended December 31, 2022, we incurred $2.4 million, $4.6 million and $nil in inventory write-downs at the Fox Complex, El Gallo mine and Gold Bar mine, respectively. Of these write-downs, a total of $6.4 million was included in production costs applicable to sales and $0.6 million was included in depreciation and depletion in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Mineral property interests, cost	$207,601	$359,845
Less: accumulated depletion	(80,004)	(58,700)
Mineral property interests, carrying value	$127,597	$301,145

Plant and equipment, cost
Land	$18,043	$17,850
Construction in progress	6,963	8,408
Plant and equipment	79,972	73,740
Subtotal	$104,978	$99,998
Less: accumulated depreciation	(62,625)	(54,862)
Plant and equipment, carrying value	$42,353	$45,136

Mineral property interests and plant and equipment, carrying value	$169,950	$346,281

Mineral property interest carrying value at December 31, 2023 and 2022 includes the following:

Name of Property/Complex	State/Province	Country	2023	2022
Fox Complex	Ontario	Canada	$32,519	$40,413
Lexam Exploration Properties	Ontario	Canada	41,595	41,595
Los Azules Copper Project	San Juan	Argentina	—	162,669
Los Azules Copper Project - 1.25% NSR	San Juan	Argentina	28,821	28,821
Tonkin Properties	Nevada	United States	4,602	4,833
Gold Bar Mine	Nevada	United States	11,031	12,982
Elder Creek Exploration Property	Nevada	United States	—	635
Elder Creek Exploration Property - 1.25% NSR	Nevada	United States	150	150
Fenix Project Properties	Sinaloa	Mexico	8,879	9,047
Total mineral property interests			$127,597	$301,145

Gold Bar mineral property interests are depleted based on the units of production method from the production commencement date over the estimated proven and probable reserves.

The El Gallo mine and Fox Complex are depleted and depreciated using the straight-line or units of production method over the stated mine life, as the projects do not have proven and probable reserves that conform to S-K 1300.

The definition of proven and probable reserves is set forth in S-K 1300. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar Mine and San José properties have proven and/or probable reserves estimated in accordance with S-K 1300.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the year ended December 31, 2023, and 2022, no impairment has been noted for any of the Company’s mineral property interests.

NOTE 9 EQUITY INVESTMENTS

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investment in McEwen Copper and MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with US GAAP.

Equity investment in McEwen Copper

A summary of the operating results post-deconsolidation of McEwen Copper for the period from October 10, 2023 to December 31, 2023, is as follows:

December 31, 2023
McEwen Copper (100%)
Advanced projects	$(36,475)
Other expenses	(4,684)
Foreign exchange loss	(99,338)
Interest and other income	19,356
Net loss before tax	$(121,141)
Current and deferred taxes	-
Net loss	$(121,141)

Portion attributable to McEwen Mining (47.7%)
Net income loss on investment in McEwen Copper	$(57,821)

Changes in the Company’s investment in McEwen Copper for the years ended December 31, 2023, and 2022 are as follows:

December 31, 2023
Investment, beginning of year	$—
Deconsolidation of McEwen Copper (Note 20)	383,968
Attributable net loss from McEwen Copper	(57,821)
Investment, end of year	$326,147

A summary of the key assets and liabilities of McEwen Copper as at December 31, 2023, before and after adjustments for fair value increments arising from the purchase price allocation, is as follows:

As at December 31, 2023	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$104,195	$—	$104,195
Total assets	$281,353	$262,494	$543,847

Current liabilities	$(23,988)	$—	$(23,988)
Total liabilities	$(24,287)	$—	$(24,287)

Equity investment in MSC

A summary of the operating results of MSC for the years ended December 31, 2023, 2022, and 2021, is as follows:

	Year ended December 31,
	2023	2022	2021
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$254,926	$254,698	$271,863
Production costs applicable to sales	(177,234)	(182,195)	(196,033)
Depreciation and depletion	(58,935)	(32,200)	(39,948)
Gross profit	18,757	40,303	35,882
Exploration	(9,346)	(8,946)	(10,602)
Other expenses(1)	(3,977)	(19,715)	(17,077)
Net income before tax	$5,434	$11,642	$8,203
Current and deferred tax recovery (expense)	3,051	1,221	(7,934)
Net income	$8,485	$12,863	$269

Portion attributable to McEwen Mining Inc. (49%)
Net income	$4,157	$6,303	$132
Amortization of fair value increments	(4,612)	(4,155)	(8,331)
Income tax recovery	517	628	666
Income (loss) from investment in MSC, net of amortization	$62	$2,776	$(7,533)
(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance-related expenses.

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

Changes in the Company’s investment in MSC for the years ended December 31, 2023, and 2022 are as follows:

	December 31, 2023	December 31, 2022
Investment, beginning of year	$93,451	$90,961
Attributable net income from MSC	4,157	6,303
Amortization of fair value increments	(4,612)	(4,155)
Income tax recovery	517	628
Dividend distribution received	(295)	(286)
Investment, end of year	$93,218	$93,451

A summary of the key assets and liabilities of MSC as at December 31, 2023, and 2022, before and after adjustments for fair value increments arising from the purchase price allocation, is as follows:

As at December 31, 2023	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$101,572	$937	$102,509
Total assets	$196,617	$71,528	$268,145

Current liabilities	$(44,785)	$—	$(44,785)
Total liabilities	$(77,742)	$(239)	$(77,981)

As at December 31, 2022	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$98,956	$1,103	$100,059
Total assets	$204,671	$81,434	$286,105

Current liabilities	$(60,584)	$—	$(60,584)
Total liabilities	$(82,185)	$(1,295)	$(83,480)

NOTE 10 LEASE LIABILITIES

The Company’s lease obligations include equipment, vehicles and office space. Leased assets are included in plant and equipment (Note 8). The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at December 31, 2023 and 2022 are as follows:

	Total discounted lease liabilities
	December 31, 2023	December 31, 2022
Finance leases	$1,117	$1,320
Operating lease	349	1,086
Lease liabilities	$1,466	$2,406
Current portion	(978)	(1,215)
Long-term portion	$488	$1,191

Lease liabilities as at December 31, 2023 are recorded using weighted average discount rates of 5.05% and 7.36% for finance and operating leases, respectively, and have average remaining lease terms of two years. By comparison, as at December 31, 2022, lease liabilities were recorded at average rates of 3.63% and 8.00% for finance and operating leases, respectively, and had average remaining lease terms of two years and three years, respectively.

During the year ended December 31, 2023, the Company recorded $2.7 million (December 31, 2022 – $3.0 million) in interest and other finance costs related to leases. A breakdown of the lease-related costs for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Finance leases:
Amortization of ROU assets	$2,606	$2,865
Interest expense	132	140
Total	$2,738	$3,005
Operating lease:
Rent expense	$72	$152

Minimum undiscounted lease payments as at December 31, 2023 are as follows:

	Payments due by period
	2024	2025	2026	2027	Total
Operating lease obligation	$287	$95	$—	$—	$382
Finance lease obligations	786	235	207	—	1,228
Total minimum lease payments	$1,073	$330	$207	$—	$1,610
Less: Imputed interest					(144)
Total					$1,466

NOTE 11 LONG-TERM DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan. Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”) which refinanced the outstanding $50.0 million loan and revised the required scheduled repayments and working capital maintenance requirements, in addition to the following:

●	The Company issued 209,170 shares of common stock valued at $1,875,000 to the lenders as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.
●	Sprott Private Resource Lending II (Collector), LP (“Sprott”) replaced Royal Capital Management Corp. as the administrative agent and lender. An affiliate of Robert R. McEwen remained as a lender. The remaining principal terms of the original agreement remained unchanged.

On March 31, 2022, further amendments were made to the ARCA which refinanced the outstanding $50.0 million loan and revised the required scheduled repayments and working capital maintenance requirements, in addition to the following:

●	The Company issued shares of common stock valued at $0.5 million to the unaffiliated lender as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Robert R. McEwen, the Chairman and Chief Executive Officer of the Company (“Promissory Note”). The Promissory Note was payable in full on or before September 25, 2025, interest was payable monthly at a rate of 8% per annum. The promissory note was subordinated to the ARCA facility.

On May 19, 2023, the Company repaid outstanding amounts to Sprott of $25.0 million in principal. Subsequently, further amendments were made to the ARCA effective May 23, 2023, which included the following revisions:

●	Sprott was removed as the administrative agent and lender. An affiliate of Robert R. McEwen remained as a lender and replaced Sprott as the administrative agent.

●	An affiliate of Robert R. McEwen added the $15.0 million outstanding under its unsecured promissory note with the Company dated March 31, 2022, as an advance under the ARCA, forming a loan of $40.0 million with interest payable monthly at a rate of 9.75% per annum. Concurrently, the unsecured promissory note was cancelled.

●	Scheduled repayments of principal under the ARCA were extended by 18 months compared with the Second Amended and Restated Credit Agreement. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2025, and will continue for 18 months, followed by a final principal payment of $21.0 million and any accrued interest on August 31, 2026. The remaining principal terms of the original agreement remained unchanged.

A reconciliation of the Company’s long-term debt for the years ended December 31, 2023, and 2022 is as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Balance, beginning of year	$63,979	$48,866
Promissory note - initial recognition	—	15,000
Principal repayment on debt	(25,000)	—
Interest expense	5,749	5,488
Interest payments	(4,728)	(4,875)
Bonus interest-equity-based financing fee	—	(500)
Balance, end of year	$40,000	$63,979
Less: current portion	—	10,000
Long-term portion	$40,000	$53,979

NOTE 12 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for reclamation of certain past and future disturbances at its properties. The properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Fox Complex properties in Canada, and the El Gallo mine in Mexico.

A reconciliation of the Company’s reclamation and remediation liabilities for the years ended December 31, 2023, and 2022, is as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Reclamation and remediation liabilities, beginning balance	$41,846	$35,452
Settlements	(1,358)	(774)
Accretion of liability	2,536	2,354
Revisions to estimates and discount rate	(300)	5,664
Foreign exchange revaluation	297	(850)
Reclamation and remediation liabilities, ending balance	$43,021	$41,846
Less: current portion	3,105	12,576
Long-term portion	$39,916	$29,270

Revisions to estimates and discount rates for the year ended December 31, 2023 consisted of a $1.5 million increase in obligations at Gold Bar, a $0.2 million decrease at Tonkin Springs and a $1.6 million decrease at El Gallo. For the year ended December 31, 2022, revisions to estimates and discount rates consisted of a $3.2 million increase in obligations at Gold Bar, a $1.2 million increase at Tonkin Springs, and a $1.3 million increase at El Gallo.

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have reserves in compliance with S-K 1300. Reclamation accretion for all properties is as follows:

	Year ended December 31,
	2023	2022	2021
Reclamation adjustment reflecting updated estimates	$157	$991	$1,045
Reclamation accretion	2,536	2,354	2,405
Total	$2,693	$3,345	$3,450

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

Equity Issuances

Flow-through Shares Issuance – Canadian Exploration Expenditures (“CEE”)

On March 2, 2022, the Company issued 1,450,000 flow-through common shares priced at $10.40 per share for gross proceeds of $15.1 million. The proceeds of this offering were used for continued exploration at the Fox Complex. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.8 million, which were accounted for as a reduction to the value of the common shares. The net proceeds of $14.4 million were allocated between the sale of tax benefits in the amount of $4.1 million and the sale of common shares in the amount of $10.3 million.

On December 14, 2023, the Company issued 788,000 flow-through common shares priced at $9.27 per share for gross proceeds of $7.3 million. The proceeds of this offering are expected to be used for the exploration of the Grey Fox, Stock East, and other Fox Complex properties. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.5 million, which were accounted for as a reduction to the value of the common shares. The net proceeds of $6.8 million were allocated between the sale of tax benefits in the amount of $1.3 million and the sale of common shares in the amount of $5.5 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CEE as defined by subsection 66.1(6) of the Income Tax Act (Canada). During the year ended December 31, 2023, the Company incurred a total of $13.5 million in eligible CEE (December 31, 2022 – $21.4 million). The Company expects to fulfill its remaining CEE commitments from its most recent common share flow-through offering of $7.3 million by the end of 2024. CEE commitments from the March 2022 issuance have been fulfilled.

Flow-through Shares Issuance – Canadian Development Expenses (“CDE”)

On December 14, 2023, the Company issued 1,115,000 flow-through common shares priced at $7.86 per share for gross proceeds of $8.8 million. The proceeds of this offering will be used for the development of Stock West. The total proceeds were allocated between the sale of tax benefits and the sale of common shares. The total issuance costs related to the issuance of the flow-through shares were $0.5 million, which were accounted for as a reduction to the value of the common shares. The net proceeds of $8.3 million were allocated between the sale of tax benefits in the amount of $0.4 million and the sale of common shares in the amount of $7.9 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible CDE as defined by subsection 66.2(5) of the Income Tax Act (Canada). The Company expects to fulfill its remaining CDE commitments from its most recent common share flow-through offering of $8.8 million by the end of 2024.

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

As of December 31, 2023, 2,170,625 warrants issued under the November Offering remain outstanding and unexercised. The warrants expire in November 2024.

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (“Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors. The number of shares of common stock reserved for issuance thereunder is 3.0 million shares, including shares issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code, which provides potential tax benefits to the recipients compared to non-qualified options.

As of December 31, 2023, 951,170 options were outstanding under the plan (December 31, 2022 – 447,787).

Stock-based Compensation

The following table summarizes information about stock options outstanding under the Plan at December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

	(in thousands, except per share and year data)
Balance at December 31, 2020	701	$15.51	4.2	$53
Granted	95	12.21	—	—
Exercised	—	—	—	10
Forfeited	(159)	14.56	—	2
Expired	(20)	71.00	—	—
Balance at December 31, 2021	617	$13.43	4.2	$53
Forfeited	(159)	12.27	—	2
Expired	(10)	27.80	—	—
Balance at December 31, 2022	448	$13.43	2.6	$—
Granted	570	7.10	—	—
Forfeited	(67)	11.45	—	3
Balance at December 31, 2023	951	$9.78	3.0	$61
Exercisable at December 31, 2023	385	$13.53	1.5	$—

Stock options have been granted to key employees, directors and consultants under the Plan.  Options to purchase shares under the Plan were granted with an exercise price at or above the market value of the common stock as of the date of the grant. During the year ended December 31, 2023, the Company granted stock options to certain employees and directors for an aggregate of 0.6 million shares of common stock at a weighted average exercise price of $7.1 per share. The options vest equally over a three-year period if the individuals remain affiliated with the Company and are exercisable for a period of five years from the date of grant.

No options were granted during the year ended December 31, 2022.

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

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2023	2022	2021
Risk-free interest rate	4.44%	—	0.519% to 0.873%
Dividend yield	0.00%	—	0.00%
Volatility factor of the expected market price of common stock	67%	—	63%
Weighted-average expected life of option	3 years	—	3.5 years
Weighted-average grant date fair value	$3.36	$—	$1.22

During the year ended December 31, 2023, the Company recorded stock option expense of $0.3 million (December 31, 2022 – $0.3 million, and December 31, 2021 – $0.8 million) while the corresponding fair value of awards vesting in the period was $0.4 million (December 31, 2022 – $0.8 million, and December 31, 2021 – $0.8 million).

As of December 31, 2023, there was $1.9 million (December 31, 2022 – $0.1 million, and December 31, 2021 – $0.6 million) of unrecognized compensation expense related to 0.6 million unvested stock options outstanding (December 31, 2022 – 0.4 million, and December 31, 2021 – 0.4 million). This cost is expected to be recognized over a weighted-average period of approximately 1.5 years (2022 – 0.9 years, 2021 – 1.4 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2023, for the Company’s Plan and the replacement options from the acquisition of Lexam:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(in thousands, except per share amounts)
Non-vested balance at December 31, 2022	126	$4.15
Granted	570	$3.36
Cancelled/Forfeited	(28)	$3.65
Vested	(102)	$4.12
Non-vested balance at December 31, 2023	566	$3.39

Restricted Stock Units

The following table summarizes information about Restricted Stock Units (“RSUs”) under the Plan for the years ended December 31, 2023, 2022 and 2021:

Number of
Shares
(in thousands)
Balance at December 31, 2020	—
Granted	—
Vested and issued	—
Balance at December 31, 2021	—
Granted	—
Vested and issued	—
Balance at December 31, 2022	—
Granted	109
Vested and issued	(80)
Balance at December 31, 2023	29

The Company provides equity compensation in the form of RSUs to certain eligible members. For the year ended December 31, 2023, 109,000 awards were granted to certain employees. The compensation expense related to the RSU awards recognized by the Company during 2023 was $0.6 million (December 31, 2022 – $nil, and December 31, 2021 – $nil).

NOTE 14 NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed similarly except that the weighted average number of common shares is increased to reflect all dilutive instruments. Diluted net income (loss) per share is calculated using the treasury stock method. In applying the treasury stock method, employee stock options with an exercise price greater than the average quoted market price of the common shares for the period outstanding are not included in the calculation of diluted net income (loss) per share as the impact would be anti-dilutive. Potentially dilutive instruments are not considered in calculating the diluted income (loss) per share, as their effect would be anti-dilutive.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net income (loss) per share for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021

Net income (loss)	$55,299	$(81,075)	$(56,712)

Weighted average common shares outstanding:	47,544	47,427	45,490
Diluted shares outstanding:	47,544	47,427	45,490

Net income (loss) per share - basic and diluted	$1.16	$(1.71)	$(1.25)

For the year ended December 31, 2023, the outstanding options for which the average market price during the year exceeded the exercise price were anti-dilutive under the treasury stock method and, therefore, not included in the calculation of diluted income per share. For the years ended December 31, 2022, and 2021, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and, therefore, not included in the calculation of diluted net loss per share.

NOTE 15 RELATED PARTY TRANSACTIONS

The Company incurred the following expense in respect to the related party outlined below during the years presented:

	Year ended December 31,
	2023	2022	2021
REVlaw	$194	$366	$347

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	December 31, 2023	December 31, 2022
REVlaw	$(96)	$(112)

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	December 31, 2023	December 31, 2022
McEwen Copper Inc.	$2,376	$—

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. For the year ended December 31, 2023, the Company paid $3.8 million (December 31, 2022 – $3.3 million) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2023 and 2022, as reported in the Consolidated Balance Sheets:

	Fair value as at December 31, 2023			Fair value as at December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,743	$—	$1,743	$1,133	$—	$1,133
Total investments	$1,743	$—	$1,743	$1,133	$—	$1,133

The Company’s investments as at December 31, 2023 mainly consist of marketable equity securities, which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

Long-term debt is recorded at a carrying value of $40.0 million (December 31, 2022 – $64.0 million).  The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 17 COMMITMENTS AND CONTINGENCIES

Commitments

The following are minimum commitments of the Company as at December 31, 2023, and related payments due over the following five years:

		Payments due by period
	2024	2025	2026	2027	Thereafter	Total
Mining and surface rights	$2,082	$1,002	$673	$660	$35	$4,452
Reclamation costs(1)	9,608	3,152	4,220	8,473	27,002	52,455
Long-term debt (Note 11)	—	12,000	28,000	—	—	40,000
Lease obligations (Note 10)	1,073	330	207	—	—	1,610
Total	$12,763	$16,484	$33,100	$9,133	$27,037	$98,517
(1)	Amounts presented represent the undiscounted uninflated future payments.

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $30.1 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $12.4 million (C$15.6 million) in Canada with respect to the Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash. The Company has a surety facility in place to cover all its bonding obligations. The terms of the facility carry an average annual financing fee of 2.3% and require a deposit of 11%. Surety bonds are available for drawdown by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2023, the Company recorded $4.5 million in restricted cash as a deposit against the surety facility.

Streaming Agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (“streaming contract”) related to production, if any, from certain claims. Under the streaming contract, the Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090.

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year ended December 31, 2023, the Company recorded revenue of $2.0 million (December 31, 2022 – $1.7 million) related to gold stream sales.

Flow-through Eligible Expenses

On March 2, 2022, the Company completed a flow-through share issuance for gross proceeds of $15.1 million. The proceeds of this offering were used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As of December 31, 2023, the Company has fulfilled this CEE commitment (Note 13).

On December 14, 2023, the Company completed a flow-through share issuance for gross proceeds of $16.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company expects to fulfill its CEE and CDE obligations by the end of 2024 (Note 13).

Prepayment Agreement

In November 2023, the Company extended the existing precious metals purchase agreement with Auramet. Under this agreement, the Company may sell the gold on a spot basis, on a forward basis and on a supplier advance basis, i.e. the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	being refined at a refinery.

During the year ended December 31, 2023, the Company received net proceeds of $127.0 million from the sales on a supplier advance basis. The Company recorded revenue of $132.7 million related to the gold sales, with no amounts outstanding under this facility as at December 31, 2023.

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

NOTE 18 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents and restricted cash held in CAD	$16,288	$3,730
Cash and cash equivalents and restricted cash held in USD	10,578	37,385
Cash and cash equivalents held in other currencies	644	2,464
Total cash and cash equivalents	$27,510	$43,579

As of December 31, 2023, of $23.0 million of cash and cash equivalents, $16.1 million was committed to the Company’s CEE and CDE expenditures (December 31, 2022 - $14.1 million) (Note 13).

NOTE 19 INCOME AND MINING TAXES

The Company’s income and mining tax (recovery) expense consisted of:

	2023	2022	2021
United States	$971	$—	$—
Foreign	(4,107)	7,663	—
Current tax (recovery) expense	$(3,136)	$7,663	$—

United States	$—	$—	$(387)
Foreign	36,995	(1,856)	(6,928)
Deferred tax (recovery) expense	$36,995	$(1,856)	$(7,315)

United States	$971	$—	$(387)
Foreign	32,888	5,806	(6,928)
Total income and mining tax (recovery) expense	$33,859	$5,806	$(7,315)

The Company’s (income) loss before income and mining tax consisted of:

	2023	2022	2021
United States	$(7,702)	$(20,618)	$(24,808)
Foreign	74,738	(59,670)	(39,391)
Income (loss) before income and mining taxes	$67,036	$(80,288)	$(64,199)

A reconciliation of the tax provision for 2023, 2022 and 2021 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the consolidated financial statements is computed as follows:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2023 and 2022, respectively, are presented below:

Expected tax expense at	2023	2022	2021
Income (loss) before income and mining taxes	$67,036	$(80,288)	$(64,199)
Statutory tax rate	21%	21%	21%
US Federal and State tax expense (recovery) at statutory rate	14,078	(16,860)	(13,482)
Reconciling items:
Equity loss / (income) from investments	15,310	(583)	1,326
Deconsolidation of McEwen Copper Inc.	(46,644)	—	—
Taxable gain on the disposal of McEwen Copper shares	6,179	—	—
Deferred tax liability on investment	38,340	—	—
Realized flow-through expenditures	3,570	2,169	6,148
Realized flow-through premium	(3,423)	(2,011)	(3,486)
Withholding tax	632	—	—
Adjustment for foreign tax rates	(13,769)	(8,384)	(3,039)
Permanent differences	9,909	9,353	4,371
Foreign exchange on translation of books	42	4,308	(2,720)
Losses expired	8,282	1,877	1,497
Proceeds received from sale of NSR	—	8,072	—
Adjustments in relation to prior years	(629)	7,760	6,446
Current and deferred mining tax liabilities	1,455	116	—
Movement in valuation allowance	821	(10)	(4,377)
Other	(294)	—	—
Income and mining tax expense (recovery)	$33,859	$5,806	$(7,315)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2023 and 2022 respectively are presented below:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$57,983	$65,174
Mineral properties	52,471	69,326
Other temporary differences	21,857	22,433
Total gross deferred tax assets	132,311	156,933
Less: valuation allowance	(130,002)	(149,342)
Net deferred tax liabilities (assets)	$2,309	$7,591
Deferred tax liabilities:
Acquired mineral property interests	(2,895)	(7,746)
Other taxable temporary differences	(39,986)	—
Total deferred tax liabilities	$(42,881)	$(7,746)
Deferred income and mining tax liability	$(40,572)	$(155)

The Company reviews the measurement of its deferred tax assets at each Consolidated Balance Sheet date. On the basis of available information at December 31, 2023, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized.

The table below summarizes changes to the valuation allowance:

For the year ended December 31,	Balance at beginning of year	Additions(a)	Deductions(b)	Balance at end of year
2023	$149,342	$3,391	$(22,731)	$130,002
2022	149,921	6,600	(7,179)	149,342
2021	154,298	4,058	(8,435)	149,921

(a)	The additions to valuation allowance mainly result from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes which do not meet the more-likely-than-not criterion for recognition of deferred tax assets.
(b)	The reductions to valuation allowance mainly result from the release of valuation allowance, expiration of the Company’s tax attributes, foreign exchange reductions of tax attributes in Canada, Mexico and Argentina and inflationary adjustments to tax attributes in Argentina.

As at December 31, 2023, 2022 and 2021, the Company did not have any income-tax-related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States(a)	Net-operating losses	$184,095	2027-Unlimited
Mexico	Net-operating losses	53,596	2024-2033
Canada(a)	Net-operating losses	14,890	2025-2042
Argentina(a)	Net-operating losses	594	2024-2028
(a)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups, and, therefore, may be restricted in use to specific projects.

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2018 to 2023

Canada: 2014 to 2023

Mexico: 2017 to 2023

Argentina: 2017 to 2023

NOTE 20 NON-CONTROLLING INTERESTS

On June 21, 2022, the Company’s former subsidiary, McEwen Copper, closed the second tranche of the Series B private placement offering in which McEwen Copper issued 1,500,000 additional common shares at a price of $10.00 per share for gross proceeds of $15.0 million.

As a result of the common shares issued, the Company’s 81.4% ownership in McEwen Copper was reduced by 5.31% to 76.09%. The Company assessed 23.91% as non-redeemable non-controlling interests. Consequently, the Company recorded $7.6 million as non-controlling interests and $7.4 million as additional paid-in capital in 2022.

On August 31, 2022, McEwen Copper closed its third and final tranche of the Series B private placement offering under which McEwen Copper issued 2,685,000 additional common shares at a price of $10.00 per share for gross proceeds of $26.9 million.

As a result of the common shares issued, the Company’s 76.09% ownership in McEwen Copper was reduced by 7.96% to 68.13%. The Company assessed 31.87% as non-redeemable non-controlling interests. Consequently, the Company recorded $16.1 million as non-controlling interests and $10.8 million as additional paid-in capital in 2022.

On February 23, 2023, the Company and McEwen Copper closed an equity financing with a single investor, FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V. (“Stellantis”), which consisted of a private placement of 2,850,000 additional common shares issued by McEwen Copper for gross proceeds of ARS 20.9 billion ($108.0 million) and a secondary sale of an additional 1,250,000 shares of McEwen Copper common stock indirectly owned by the Company for aggregate proceeds of ARS 9.1 billion ($47.4 million).

On March 15, 2023, Nuton LLC (“Nuton”), a current shareholder of McEwen Copper and subsidiary of Rio Tinto (“Nuton”), exercised its preemptive rights under an existing shareholder agreement to purchase 350,000 shares of McEwen Copper common stock directly from McEwen Copper for aggregate proceeds of $6.6 million. On the same date, the Company and Nuton closed a secondary sale of an additional 1,250,000 shares of McEwen Copper common stock indirectly owned by the Company for aggregate proceeds of $23.4 million.

As a result of the transactions, the Company’s 68.1% ownership in McEwen Copper was reduced by 16.2% to 51.9%. The Company determined that it still controlled McEwen Copper and, consequently, the Company recorded $75.5 million as non-controlling interests and $109.9 million as additional paid-in capital in 2023.

On October 11, 2023, McEwen Copper and Stellantis announced the closing of agreements pursuant to which McEwen Copper issued 1,900,000 common shares for aggregate proceeds of ARS 42 billion ($119.6 million).

On October 20, 2023, McEwen Copper and Nuton announced the closing of agreements pursuant to which McEwen Copper issued 152,615 common shares for proceeds of $4.0 million, and the Company sold 232,000 common shares of McEwen Copper to Nuton for an aggregate purchase price of $6.0 million.

Subsequent to the closing of the transactions above, Stellantis and Nuton own 19.4% and 14.5%, respectively, of McEwen Copper on a fully diluted basis, while the Company’s ownership decreased to 47.7%. As a result, the Company concluded it no longer controlled McEwen Copper and, accordingly, deconsolidated the entity with the effective date of October 10, 2023.

The remaining interest of 47.7% in McEwen Copper was accounted for under the equity method. The initial carrying amount of the equity investment in McEwen Copper of $384.0 million was determined based on recent private placements of the common shares of McEwen Copper. Due to the temporary differences between the financial reporting basis of liabilities and assets of McEwen Copper and the related tax basis for such liabilities and assets, the Company also recognized $37.8 million of deferred tax liability on its equity investments in McEwen Copper.

As a result of the deconsolidation, the carrying amount of the various assets, liabilities and non-controlling interest of McEwen Copper were derecognized. The material amounts deconsolidated were $45.7 million of cash and cash equivalents, $44.2 million of investments, $171.9 million of mineral property interests and plant and equipment, $7.9 million of accounts payable and accrued liabilities, and $86.8 million of the non-controlling interest. There were no other material impacts to the Consolidated Balance Sheets resulting from deconsolidation of McEwen Copper.

The Company recognized a gain on deconsolidation of approximately $222.2 million, which is included in other income on the Statement of Operations. McEwen Copper remains a related party to the Company after deconsolidation. Transactions between the Company and McEwen Copper during the year ended December 31, 2023 are presented in Note 15.

NOTE 21 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2023, and 2022:

	Three months ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$34,752	$34,395	$38,404	$58,680
Gross profit (loss)	4,443	(3,468)	3,755	13,050
Net (loss) income	(43,076)	(21,627)	(18,451)	138,453
Net (loss) income per share:
Basic and diluted	$(0.91)	$(0.46)	$(0.39)	$2.89
Weighted average shares outstanding:
Basic and diluted	47,428	47,428	47,471	47,844

	Three months ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$25,542	$30,647	$25,988	$28,240
Gross (loss) profit	(5,994)	4,235	1,503	(288)
Net loss	(19,326)	(14,409)	(9,976)	(37,364)
Net loss per share:
Basic and diluted	$(0.41)	$(0.30)	$(0.21)	$(0.79)
Weighted average shares outstanding:
Basic and diluted	47,369	47,428	47,427	47,428

NOTE 22 COMPARATIVE FIGURES

Certain amounts in prior years have been reclassified to conform to the current year’s presentation. Reclassified amounts were not material to the financial statements and relate to the presentation of the adjustments to reconcile net loss from operating activities on the Consolidated Statements of Cash Flows to cash used in operating activities, and the presentation of deferred tax liabilities as a separate line item on the Consolidated Balance Sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[NONE]

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness identified in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

In light of the material weakness in the Company’s internal control over financial reporting described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this

Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control over financial reporting processes and systems, no matter how well designed, have inherent limitations. Therefore, even processes and systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria and guidelines set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon such assessment, management determined that, as a result of the material weakness discussed below, the Company’s internal control over financial reporting was not effective as of December 31, 2023.

Our management concluded that, as a result of certain non-routine transactions, primarily the timing of the deconsolidation of McEwen Copper Inc., the Company did not have a sufficient complement of human resources. As a result, the design and operation of its internal controls associated with judgments pertaining to aspects of non-routine and other less complex transactions within inventory, mineral properties, and income taxes were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed.

These deficiencies were determined to create a reasonable possibility that a material misstatement of the Company’s consolidated financial statements would not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Management’s Remediation Plan

In order to remediate the deficiencies identified that when taken together constitute a material weakness, the Company is in the process of redesigning its control procedures related to non-routine transactions and other less complex transactions within inventory, mineral properties, and income taxes, and is considering adding personnel resources to its staff complement and/or engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts. The newly designed control procedures and additional remediation efforts will be implemented and tested for a sufficient number of instances to be considered effective in the coming quarters.

Other than the material weakness in the Company’s internal control over financial reporting described above, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Information Required by Item 408(a) of Regulation S-K: During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2024.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2024.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed or furnished (except where otherwise indicated) as part of this report:

1.1

Agency Agreement between the Company and Cantor Fitzgerald Canada Corporation dated March 2, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 3, 2022, Exhibit 1.1, File No. 001-33190).

1.2

Agency Agreement between the Company and Cantor Fitzgerald Canada Corporation dated December 14, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 15, 2023, Exhibit 1.1, File No. 001-33190).

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1, File No. 001 33190)

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on January 24, 2012, Exhibit 3.2, File No. 001 33190)

3.1.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation, as amended, as filed with the Colorado Secretary of State on July 25, 2022 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 28, 2022, Exhibit 3.1, File No. 001-33190).

3.1.4

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on June 30, 2023 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 3, 2023, Exhibit 3.1, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 12, 2012, Exhibit 3.2, File No. 001-33190).
4.1

Description of Capital Stock of the Company (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, Exhibit 4.1, File No. 001-33190).

4.2

Form of Warrant to Purchase Common Stock issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190).

10.1*

Amended and Restated Equity Incentive Plan of the Company dated as of March 27, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190).

10.2

First Amendment to the Amended and Restated Equity Incentive Plan of the Company dated April 16, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 10.1, File No.001-33190).

10.3*

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference from the Current Report on Form 8-K dated December 7, 2005, Exhibit 10.1, File No. 000-09137)

10.4

Second Amended and Restated Credit Agreement among the Company, as Borrower, the Lenders party to the Agreement and Sprott Private Resource Lending II (Collector), LP, as Administrative Agent, dated April 1, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 6, 2022, Exhibit 10.2, File No. 001-33190)

10.5

Subordinated Promissory Note executed by the Company in favor of Evanachan Limited, dated March 31, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 6, 2022, Exhibit 10.1, File No. 001-33190)

10.6*

Consulting Agreement between the Company and Perry Ing, executed on June 8, 2022 (incorporated by reference from the Current Report on Form 8-K/A filed with the SEC on June 8, 2022, Exhibit 10.1, File No. 001-33190)

10.7

Form of Private Placement Subscription Agreement between McEwen Copper Inc. and non-U.S. residents (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.1, File No. 001-33190).

10.8

Form of Private Placement Subscription Agreement between McEwen Copper Inc. and U.S. residents (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.2, File No. 001-33190).

10.9

Form of Private Placement Subscription Agreement between McEwen Copper Inc. and an institutional investor (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on June 23, 2022, Exhibit 10.3, File No. 001-33190).

10.10

Unanimous Shareholder Agreement between Minera Andes Inc., Evanachan Limited, McEwen Copper Inc. and other parties dated August 20, 2021 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on August 25, 2021, Exhibit 10.2, File No. 001-33190)

10.11

Nuton Collaboration Agreement by and among McEwen Copper Inc., the Company, Robert McEwen, and Nuton LLC dated August 30, 2022 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on September 6, 2022, Exhibit 10.3, File No. 001-33190).

10.12.1

Option and Joint Venture Agreement, by and among Minera Andes Inc., Minera Andes S.A., and Mauricio Hochschild & CIA. LTDA., dated March 15, 2001 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12, File No. 001-33190).

10.12.2

Amendment to the Option and Joint Venture Agreement of March 15, 2001, dated May 14, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.1, File No. 001-33190).

10.12.3

Second Amendment to the Option and Joint Venture Agreement of March 15, 2001, dated August 27, 2002 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.2, File No. 001-33190).

10.12.4

Amendment Number 3 to Option and Joint Venture Agreement, dated September 10, 2004 (incorporated by reference from the Annual Report on Form10-K filed with the SEC on March 1, 2017, Exhibit 10.12.3, File No. 001-33190).

10.12.5

Amendment Number 4 to Option and Joint Venture Agreement, dated September 17, 2010 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 1, 2017, Exhibit 10.12.4, File No. 001-33190).

10.13

Private Placement Subscription Agreement between McEwen Copper Inc. and Evanachan Limited dated August 20, 2021 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on August 25, 2021, Exhibit 10.1, File No. 001-33190)

10.14

Nuton Collaboration Agreement among McEwen Copper Inc., the Company, Robert McEwen, and Nuton LLC dated August 30, 2022 (incorporated by reference from the Current Report on Form 8-K as filed with the SEC on September 6, 2022, Exhibit 10.3, File No. 001-33190).

10.15

Third Amended and Restated Credit Agreement among the Company, as Borrower, the Lenders party to the Agreement and Evanachan Limited, as Administrative Agent, dated May 19, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 30, 2023, Exhibit 10.1, File No. 001-33190).

10.16

Private Placement Subscription Agreement between McEwen Copper Inc. and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.15, File No. 001-33190).

10.17

Offer Agreement among Andes Corporación Minera S.A., McEwen Copper Inc., Minera Andes Inc., the Company, and FCA Argentina S.A. dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.16, File No. 001-33190).

10.18

Investor Rights Agreement among McEwen Copper Inc, Minera Andes Inc, McEwen Mining Inc, Robert R. McEwen and FCA Argentina S.A dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.17, File No. 001-33190).

10.19

Binding Term Sheet for Subscription between Nuton LLC and McEwen Copper Inc. effective as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.18, File No. 001-33190).

10.20

Binding Term Sheet for Secondary Offering of Shares among Nuton LLC, McEwen Copper Inc. and the Company dated as of February 23, 2023 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2023, Exhibit 10.19, File No. 001-33190).

10.21

Private Placement Subscription Agreement between Nuton LLC and McEwen Copper Inc. dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.6, File No. 001-33190).

10.22

Share Purchase Agreement among the Company, McEwen Copper Inc., Robert McEwen, Minera Andes Inc., and Nuton LLC dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.7, File No. 001-33190).

10.23

Amendment No. 1 to Nuton Collaboration Agreement among the Company, McEwen Copper Inc., Robert McEwen, and Nuton LLC dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.8, File No. 001-33190).

10.24

Private Placement Subscription Agreement between FCA Argentina S.A. and McEwen Copper Inc. dated as of October 11, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 16, 2023, Exhibit 99.3, File No. 001-33190).

10.25

Amendment No. 2 to Collaboration Agreement among the Company, McEwen Copper Inc., Minera Andes Inc., Robert R. McEwen and FCA Argentina S.A. dated as of October 10, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 16, 2023, Exhibit 99.5, File No. 001-33190).

10.26

Amendment No. 2 to Investor Rights Agreement among the Company, McEwen Copper Inc., Minera Andes Inc., Robert R. McEwen and FCA Argentina S.A. dated as of October 10, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 16, 2023, Exhibit 99.4, File No. 001-33190).

10.27

Share Purchase Agreement among the Company, Minera Andes Inc., McEwen Copper Inc., and Nuton LLC dated as of October 18, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 24, 2023, Exhibit 99.1, File No. 001-33190).

10.28

Amendment No. 1 to Nuton Collaboration Agreement among the Company, McEwen Copper Inc. Robert McEwen and Nuton LLC dated as of March 9, 2023 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023, Exhibit 10.8, File No. 001-33190).

10.29

Private Placement Subscription Agreement between Nuton LLC and McEwen Copper Inc. dated as of 18 October, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 24, 2023, Exhibit 99.2, File No. 001-33190).

10.30

Amendment No. 2 to Nuton Collaboration Agreement among the Company, McEwen Copper Inc. Robert McEwen and Nuton LLC dated as of October 18, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 24, 2023, Exhibit 99.3, File No. 001-33190).

21+	List of subsidiaries of the Company
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.3+	Consent of Mining Plus US Corporation
23.5+	Consent of Michael C. Bauman
23.6+	Consent of P&E Mining Consultants Inc.
23.7+	Consent of Eric Sellars
23.8+	Consent of Aleksandr Mitrofanov
23.9+	Consent of Daniel D. Downton
23.10+	Consent of Dave Tyler
23.11+	Consent of Kenneth Tylee
23.12+	Consent of Benjamin Bermudez
23.13+	Consent of Kevin W. Kunkel
23.14+	Consent of Independent Mining Consultants Inc.
23.15+	Consent of Forte Dynamics
23.16+	Consent of Channa Kumarage
23.17+	Consent of SLR Consulting Ltd.
23.18+	Consent of Stantec Consulting International Ltd.
23.19+	Consent of Samuel Engineering Inc.
23.20+	Consent of Knight Piesold Ltd.
23.21+	Consent of SRK Consulting UK Limited
23.22+	Consent of Dave Tyler, Sme-Rm
23.23+	Consent of Sheila Ellen Daniel
23.24+	Consent of Steven John Norman Sibbick
23.25+	Consent of William Bagnell
23.26+	Consent of Benoit Bissonnette
23.27+	Consent of Lewis Kitchen
23.28+	Consent of Piers Wendlandt
23.29+	Consent of James Tod
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95+	Mine safety disclosure
97+	Clawback policy disclosure
101 SCH	Inline XRBL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* +	Management contract or compensatory plan or arrangement Filed or furnished with this report

ITEM 16. FORM 10-K SUMMARY

[NONE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 15, 2024		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2024
Robert R. McEwen

/s/ PERRY ING	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
Perry Ing

/s/ ALLEN V. AMBROSE	Director	March 15, 2024
Allen V. Ambrose

/s/ RICHARD W. BRISSENDEN	Director	March 15, 2024
Richard W. Brissenden

/s/ WILLIAM SHAVER	Director	March 15, 2024
William Shaver

/s/ IAN J. BALL	Director	March 15, 2024
Ian Ball

/s/ MERRI SANCHEZ	Director	March 15, 2024
Merri Sanchez

/s/ ROBIN DUNBAR	Director	March 15, 2024
Robin Dunbar

/s/ MICHELLE MAKORI	Director	March 15, 2024
Michelle Makori

/s/ NICOLAS DARVEAU	Director	March 15, 2024
Nicolas Darveau