Form 10-K/A
period 2023-12-31
McEwen Mining Inc.
filed 2024-04-29
CIK 314203

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

Auditor Name : Ernst & Young LLP	Auditor Location : Toronto, Canada	Auditor FirmId : 1263

EXPLANATORY NOTE

On March 15, 2024, McEwen Mining Inc. (“McEwen,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10 - K for the fiscal year ended December 31, 2023 (the “Original Form 10 - K”). The Original Form 10 - K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G (3) to Form 10 - K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10 - K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10 - K (this “Form 10 - K/A”) is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10 - K to include the information required by such Items;
●	delete the reference on the cover of the Original Form 10 - K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10 - K; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Form 10 - K/A under Item 15 of Part IV hereof, pursuant to Rule 12b - 15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Form 10 - K/A does not otherwise change or update any of the disclosures set forth in the Original Form 10 - K and does not otherwise reflect any events occurring after the filing of the Original Form 10 - K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see Item 15 (Exhibits and Financial Statement Schedules) in this report for a complete list of those exhibits.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table reflects our directors and executive officers as of the date of this Form 10 - K/A:

			Board
			Position
Name	Age	Positions With the Company	Held Since
Robert R. McEwen	74	Chairman of the Board and Chief Executive Officer	2005
Allen V. Ambrose(1)(2)	67	Director	2012
Richard W. Brissenden(2)(3)	79	Director	2012
Nicolas Darveau-Garneau	55	Director	2023
Robin E. Dunbar(1)(3)	65	Director	2017
Michelle Makori(4)	46	Director	2023
Dr. Merri J. Sanchez(1)	61	Director	2022
William M. Shaver(2)	76	Interim Chief Operating Officer, Director	2021
Ian J. Ball(3)(4)	42	Director	2022
Perry Ing	48	Interim Chief Financial Officer	—
Carmen L. Diges	53	General Counsel and Secretary	—
Stefan M. Spears	42	Vice President, Corporate Development	—
Jeffrey Chan	38	Vice President, Finance	—

(1)Member of the Compensation, Nominating & Corporate Governance Committee.

(2)Member of the Environmental, Health & Safety Committee.

(3)Member of the Audit Committee.

(4)Member of the Disclosure Committee.

All of our directors named above except Mr. McEwen and Mr. Shaver are independent as defined under the New York Stock Exchange (“NYSE”) Rules.

The following information summarizes the recent (at least five years) business experience of our officers and directors:

Our Directors

Robert R. McEwen. Mr. McEwen became the Chairman of our Board of Directors and our Chief Executive Officer on August 18, 2005. Mr. McEwen was also Non - Executive Chairman of Lexam VG Gold Inc. (“Lexam”) from January 2011 to April 2017, at which time we completed the acquisition of Lexam.

Mr. McEwen was Chief Executive Officer of US Gold Corporation from 2005 - 2012 (when the name was changed to McEwen Mining Inc.) and was also the President and Chief Executive Officer of Minera Andes Inc. from June 2009 until January 2012, when we completed the acquisition of that entity. He was the Chief Executive Officer of Goldcorp Inc. from June 1986 until February 2005 and the Chairman of that company from 1986 to October 2005. Goldcorp is engaged in the business of exploring for and producing gold and other precious metals and is now part of Newmont Corporation. Our Board believes that Mr. McEwen’s 30+ years of experience in the mining industry, and particularly the experience he developed by guiding Goldcorp from a start - up into a senior gold producer, provides him with the desired skills, attributes and qualifications to serve as a member of our Board.

Allen V. Ambrose. Mr. Ambrose has over three decades of experience in the mining industry, including work with large companies as well as junior exploration companies. A founder of Minera Andes Inc., he was a director from November 1995 until its combination with McEwen Mining in January 2012 at which point he continued as a director at McEwen Mining. Mr. Ambrose also served as President and Chief Executive Officer of Minera Andes from 1995 until June 2009. Mr. Ambrose is presently semi - retired from the mining industry.

Mr. Ambrose has extensive experience in all phases of exploration, project evaluation and project management, and has worked as a geologic consultant in the United States (U.S.) and South America. As a consultant, he co - discovered a Venezuelan auriferous massive gold sulfide deposit acquired by Gold Reserve Corporation and known generally as the Brisas deposit. He formerly was employed as exploration manager for N.A. Degerstrom Inc., a U.S. contract mining company, and has worked as a geologist for Cyprus Minerals, Kidd Creek Mines, Molycorp, Boise Cascade and Denison Mines. He holds a B.Sc. in Geology from Eastern Washington University and attended graduate school. The Board believes that Mr. Ambrose’s experience as a geologist, significant understanding and experience with our Argentine assets, and knowledge of the mining industry provide the requisite skills and qualifications to serve as a member of our Board.

Richard W. Brissenden. Mr. Brissenden is a Chartered Professional Accountant (Ontario) and a graduate of the Directors Education Program of the Institute of Corporate Directors with an ICD.D designation, with more than 30 years of experience in the mining and exploration sector. He is presently retired. From December 2013 until April 2018, Mr. Brissenden was a director of Banro Corporation, a Canadian gold mining company with securities traded on the Toronto Stock Exchange (“TSX”) and NYSE American, and served as its Chairman (May 2014 to January 2015; January 2016 to April 2018) and its Executive Chairman (January 2015 to December 2015). He also served as a director of Lexam from January 2011 until April 2017 when it was acquired by McEwen Mining, at which point he continued as a director of McEwen Mining. He previously served as a board member and executive of numerous companies in the mining and mineral exploration sector. The Board believes that Mr. Brissenden’s significant financial experience as a chartered professional accountant and member of numerous public company Audit Committees, as well as significant understanding of and experience in the mining industry, provides the requisite skills and qualifications to serve as a member of our Board.

Nicolas Darveau – Garneau. Mr. Darveau - Garneau was appointed to the Board effective November 17, 2023. Mr. Darveau - Garneau is an Artificial Intelligence (AI) and digital transformation expert with over 25 years of experience. He was Google’s Chief Evangelist, where he worked with the C - suites of more than 800 of Google’s top customers to help them accelerate their digital transformation. He also worked as Chief Strategy and Growth Officer at Coveo, a leading AI company.

Mr. Darveau - Garneau has been a technology entrepreneur, investor, and analyst since 1995. He was part of the founding team of msn.com at Microsoft. He co - founded four Internet companies, selling three of them. Nick has also invested in 21 technology companies. He was also a management consultant at McKinsey & Co. and a senior equity analyst at Sanford C. Bernstein, a top - ranked Wall Street firm. He graduated with a Bachelor’s in Mathematics from the University of Waterloo and an MBA from Harvard Business School. Our Board believes that Mr. Darveau - Garneau’s experience as a director on a number of boards and committees, and with expertise in digital transformation, AI governance, and customer experience provides the requisite skills and qualifications to serve as a member of our Board.

Robin E. Dunbar. Mr. Dunbar has been involved in the mining industry since 1996 following 14 years in commercial and corporate banking in Canada. He was a non - executive director of Lexam prior to our acquisition of that entity in April 2017, at which point be became a director at McEwen Mining. Currently, he is President and Chief Executive Officer of Grid Metals Corp. (formerly Mustang Minerals Corp.), an Ontario corporation with securities traded on the TSX - V, a position he has held since 1998. Grid has base and precious metal development projects in Manitoba and Ontario.

He also served as the Chief Financial Officer and a director of Aquila Resources Inc., an Ontario corporation with securities traded on the TSX, a position he held from 2003 to 2014. Aquila owns exploration and development projects in Michigan and Wisconsin, in the US. From 2006 to 2015, he was a non - executive director of Western Areas Ltd, an Australian - based nickel producer with shares listed on the Australian Securities Exchange and exploration interests in North America, Europe and Asia. He received a B.A. from Western University and an M.B.A. from Dalhousie University.

Our Board believes that Mr. Dunbar’s commercial banking and finance background, together with his experience in the mining industry, makes him an asset to our Board.

Michelle Makori. Ms. Makori was appointed to the Board effective August 9, 2023. Ms. Makori is an internationally acclaimed broadcast journalist, news anchor, reporter, and producer. She is currently the Editor - in - Chief and Lead Anchor at Kitco News, focusing on commodities and precious metals. Ms. Makori has worked as an anchor, reporter and producer for Bloomberg, CNN Money, i24News, SABC and CGTN. As an anchor and reporter, Ms. Makori has covered and analyzed the biggest global economic, financial, and geopolitical events of the past two decades. Ms. Makori has interviewed heads of state, CEOs of Fortune 500 companies, and other political, business, and entertainment leaders. Ms. Makori has also served as MC, host and panel moderator for conferences and events around the globe. Ms. Makori holds a Post Graduate Honors Degree in Media Studies and Journalism (with distinction) and a Bachelor of Arts with a double major in Law and Psychology, both from South Africa’s University of the Witwatersrand. Ms. Makori graduated top of her class from Damelin Business School. Our Board believes that Ms. Makori’s extensive experience in commodities and precious metals, insights into global markets, and corporate disclosure policies align with the strategic goals of the Corporation and make Ms. Makori an asset to our Board.

Dr. Merri J. Sanchez. Dr. Sanchez was appointed to the Board of Directors effective February 25, 2022. She is a Technical Fellow with The Aerospace Corporation where she provides technical and strategic advice on matters concerning civil, commercial, and government spaceflight programs. She has more than 40 years of spaceflight engineering and operations experience. She previously served as the Chief Scientist of the U.S. Air Force Space Command, as a senior executive for the National Aeronautics and Space Administration, and as Senior Director of a commercial space company. She received a Bachelor of Science in Aerospace Engineering from Texas A&M University, a Master of Science in Physical Sciences (Planetary Geology) from the University of Houston - Clear Lake, a Master of Mechanical Engineering from the University of Houston, and a Doctor of Philosophy in Industrial Engineering (Human Factors) from the University of Houston. Our Board believes that Dr. Sanchez’s expertise in cutting edge science and technology as well as her experience in operations, engineering, safety, risk management and decision making for both human and robotic spaceflight makes her an asset to our Board.

William M. Shaver. Mr. Shaver has served as interim Chief Operations Officer of McEwen Mining since June 2022 and has been a director since September 2021. Mr. Shaver is a seasoned mining executive with over 50 years of management and executive experience in all facets of mine design, construction, and operations. In 1980, he was a founder of Dynatec Corporation, which became one of the leading contracting and mine operating groups in North America. In 2013, he was recognized as the Ernst & Young Entrepreneur of the Year for his devotion to bringing innovation to the mining industry. Most recently, he served as Chief Operating Officer of INV Metals from 2017 until its sale to Dundee Precious Metals in July 2021. He completed the Technician Program at the Haileybury School of Mines and is a Professional Engineer with a B.Sc. in Mining Engineering from Queens University in Kingston. He is also a designated Independent Corporate Director, having received his ICD.D designation in 2019. His extensive technical knowledge and experience serving in various senior capacities with a wide variety of companies over his tenure provides him with the skills and qualifications to be the Chair of our Environmental Health and Safety Committee as well as a valuable board member.

Ian Ball. Mr. Ball was elected to the Board of Directors at the 2022 annual meeting. He has spent the majority of his professional career in the mining and natural resource sector. In various executive and management roles, he has been involved in companies focused on precious metal exploration projects in North and South America. He most recently served as the President and CEO of Abitibi Royalties, Inc. a gold royalty company whose shares were quoted on the TSX - V, and Mr. Ball also served on the company’s board of directors. Mr. Ball joined Abitibi Royalties, Inc. in 2014 and served as an officer and director until 2021 when the company was acquired. Prior to his tenure at Abitibi Royalties, Inc., Mr. Ball served as the Company’s President and in other executive officer capacities in addition to officer roles for certain of its subsidiaries. He received a degree from Ryerson University and Durham College. Our Board believes that Mr. Ball’s significant experience in the mining and precious metal exploration industry, and particularly the experience he developed by leading Abitibi Royalties, Inc. and his prior tenure with the Company, provides him with the desired skills, attributes and qualifications to serve as a member of our Board.

Our Officers

In addition to Mr. McEwen and Mr. Shaver (see biography above), the following individuals serve as our executive officers as of the date of this Form 10 - K/A:

Perry Ing (Chief Financial Officer). Mr. Ing has served as interim Chief Financial Officer of McEwen Mining since June 2022. Mr. Ing is an experienced mining executive who served as Chief Financial Officer of the Company from March 2008 until November 2015. After leaving the Company in 2015, Mr. Ing served as the Chief Financial Officer of Kirkland Lake Gold Inc. from November 2015 until November 2016 and as Chief Financial Officer of Mountain Province Diamonds Inc. from February 2017 to February 2022. Mr. Ing is also a director of Burin Gold Corp., a company with shares traded on the TSX Venture Exchange, and serves as the Chair of their Audit Committee. He is a Certified Public Accountant in the State of Illinois and Chartered Professional Accountant in the Province of Ontario and carries the designation of Chartered Financial Analyst.

Carmen Diges (General Counsel and Secretary). Ms. Diges was appointed as General Counsel in August 2015. Since at least 2013, she has been in private practice as a partner or principal of various law firms based in Toronto, Canada. She holds a CFA Charter, a Master of Laws (Tax) from Osgoode Hall Law School, a Bachelor of Laws from Dalhousie Law School, as well as a Bachelor of Arts from the University of Toronto.

Stefan Spears (Vice President, Corporate Development). Mr. Spears served as Vice President of Projects of the Corporation from 2008 to 2012. From 2012 to 2015, Mr. Spears founded and ran a manufacturing company that made parts for the metal casting industry. After selling that business in 2015, Mr. Spears rejoined the Company in the role of Special Projects with a focus on corporate development and was appointed as the Vice President of Corporate Development in 2019. Mr. Spears holds a B.Sc. degree in civil engineering from Queen’s University in Kingston, Ontario.

Jeffrey Chan (Vice President, Finance). Mr. Chan was appointed as Vice President of Finance in January 2023. He has over 15 years of experience in finance and accounting in the mining and cannabis industries. He was previously CFO at Andean Precious Metals Corp., Green Sky Labs Inc. and Liberty Health Sciences. Mr. Chan also served as VP Finance at Orvana Minerals Corp., and Controller at Corona Gold Corporation and Ryan Gold Corp. He holds a Bachelor of Commerce degree from the University of Toronto and a Chartered Accountant certification from the Institute of Chartered Accountants of Ontario.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

DELINQUENT SECTION 16 (a) REPORTS

Our executive officers and directors and persons who own beneficially more than 10% of our equity securities are required under Section 16 (a) of the Exchange Act to file reports of ownership and changes in their ownership of our securities with the SEC. They must also furnish copies of these reports to us. Based solely on a review of those reports and written representations from the reporting persons, we believe that for our 2023 fiscal year our executive officers, directors and 10% beneficial owners complied with all applicable Section 16 (a) filing requirements, except as provided herein.

Each of Mr. Dunbar, Mr. Ambrose, Mr. Brissenden, Dr. Sanchez, Mr. Ball, Mr. McEwen and Mr. Darveau - Garneau failed to disclose one transaction that should have been disclosed on a Form 4 on a timely basis. Mr. Spears failed to disclose two separate transactions, each of which should have been disclosed on a Form 4 on a timely basis. Each of Mr. Shaver, Ms. Diges and Mr. Ing failed to disclose three transactions, each of which should have been disclosed on a Form 4 on a timely basis. Each of these individuals have since filed a Form 5 on a timely basis to disclose the omitted transaction (s).

CORPORATE GOVERNANCE

Communications to the Board of Directors

Our Board of Directors maintains a policy of reviewing and considering communications from our shareholders and other interested parties. Any interested party who desires to contact the Board of Directors may do so by fax, telephone, electronic or regular mail addressed to the Board of Directors, c/o Carmen Diges, General Counsel and Secretary, 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9, telephone (647) 258 - 0395, ext. 130, facsimile (647) 258 - 0408 or via e - mail to: directors@mcewenmining.com. Such communications can be sent to the Board by mail in a sealed envelope addressed to an individual director, the non - management directors or the full Board. Our General Counsel will deliver the envelope unopened (1) if addressed to a director, to the director, (2) if addressed to the Board, to the Chairman of the Board who will report thereon to the Board, or (3) if addressed to the non - management directors, to the Chair of the Audit Committee who will report thereon to the non - management directors. The General Counsel will forward the communication to the intended recipient.

Our directors periodically review communications from shareholders and other interested parties and determine, in their discretion, whether the communication addresses a matter that is appropriate for consideration by the Board.

Board Leadership and Risk Oversight

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interests of the Company to make that determination based on the status and direction of the Company and the membership of the Board. The Board has determined that at present, having the Company’s Chief Executive Officer serve as Chair is in the best interest of the Company’s shareholders. This structure makes the best use of Mr. McEwen’s extensive knowledge of the Company and the mining industry, as well as fostering greater communication between the Company’s management and the Board.

The Chair of the Audit Committee of the Board serves as the presiding director for any meeting of the non - management or independent members of our Board of Directors. See our website at www.mcewenmining.com/investor - relations/corporate - governance for additional information about our corporate governance.

Companies face a variety of risks, including financial reporting, legal, credit, liquidity, reputational and operational risk. The Board believes an effective risk management system will (1) timely identify the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board Committee in order that we can prepare accordingly, (3) implement appropriate and responsive risk management strategies consistent with the Company’s risk profile, and (4) integrate risk management into Company decision - making.

The Board as a whole oversees risk management after receiving briefings provided by management and advisors, as well as its own analysis and conclusions, regarding the adequacy of the Company’s risk management processes.

Board Committees and Meetings

Our Board of Directors currently maintains a standing (i) Audit, (ii) Compensation, Nominating and Corporate Governance, (iii) Environmental, Health & Safety Committee, and (iv) Disclosure Committee. During the year ended December 31, 2023, the Board of Directors met eight times and took action by consent in lieu of a meeting on ten other occasions. No director who served as such in 2023 attended less than 75% of the meetings held during 2023, including Committee meetings of which the director was a member.

Additionally, we hold regular meetings of our non - management directors pursuant to NYSE Rules. During the year ended December 31, 2023, our non - management directors met eight times.

While we do not have a formal policy regarding attendance at annual meetings, directors are encouraged to attend the annual meeting of shareholders and receive communications directly from shareholders at that time. One of our directors then serving was unable to attend the 2023 annual meeting; otherwise all of our then serving directors and director nominees attended the 2023 annual meeting.

Audit Committee

Our Audit Committee is comprised of Richard Brissenden (Chair), Robin Dunbar and Ian Ball. The Audit Committee, among other things, appoints and oversees the independent registered accounting firm that audits our financial statements and assists the Board with oversight of the integrity of our financial statements. The Audit Committee is responsible for reviewing the proposed scope, content and results of the audit performed by the auditors and any reports and recommendations made by them. The Audit Committee also oversees our financial reporting process and is responsible for drafting an annual report to be included in our annual proxy statement. All of the members of the Audit Committee are independent as defined under the NYSE Rules and Rule 10A - 3 of the Exchange Act. The Audit Committee met four times during the last fiscal year. The written charter for the Audit Committee is available on our website at http://www.mcewenmining.com/investor - relations/corporate - governance.

Our Board of Directors has determined that Richard Brissenden, Chair of the Audit Committee, qualifies as an Audit Committee financial expert in that he has (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls over financial reporting; and (v) an understanding of Audit Committee functions. Mr. Brissenden acquired these attributes through experience in analyzing financial statements as a member of management of numerous other public companies; through his experience as a director and audit committee member for other public companies; and, through his formal education, including qualification as a Chartered Professional Accountant in the Province of Ontario, Canada and a graduate of the Director’s Education Program of the Institute of Corporate Directors with an ICD.D designation.

Compensation, Nominating and Corporate Governance Committee

The Compensation, Nominating and Corporate Governance Committee (the “Committee”) combines the functions formerly served by the Compensation Committee and the Nominating and Corporate Governance Committee, which were combined in 2022 as a result of complete overlap in the members of each committee. As such, it is responsible for reviewing and approving the compensation of our executive officers and directors and our general compensation, benefits and perquisites policies and practices, including, without limitation, our incentive - compensation plans and equity - based compensation plans (in circumstances in which equity - based compensation plans are not subject to shareholder approval, such plans shall be subject to Committee approval). The Committee is also responsible for reviewing and approving the goals and objectives relevant to the compensation of our Chief Executive Officer and reviewing and making recommendations to the Board with regard to the compensation of our directors. The Committee may delegate to our Chief Executive Officer the responsibility for reviewing the compensation of our named executive officers other than the Chief Executive Officer. However, any recommendations by the Chief Executive Officer are submitted to, reviewed and approved by, the Committee.

The Committee is also responsible for periodically reviewing the size and composition of the Board and its committee structure, identifying individuals that it believes are qualified to become members of the Board based on criteria approved by the Board, recommending nominees to the Board for the next annual meeting of shareholders, overseeing new director orientation and training and recommending and reviewing the corporate governance principles applicable to our directors, officers and employees.

The Committee will consider director candidates nominated by shareholders in accordance with our Bylaws and will apply the same criteria to shareholder recommendations as it does to other nominees considered by the Committee. A shareholder who wishes to recommend a prospective director nominee should send a letter directed to the Compensation,

Nominating and Corporate Governance Committee, c/o Carmen Diges, General Counsel, 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9.

Such letter must be signed and dated and submitted to us by the date mentioned in our annual proxy statement under the heading PROPOSALS OF SHAREHOLDERS FOR PRESENTATION AT THE NEXT ANNUAL MEETING OF SHAREHOLDERS. The following information must be included in or attached to the letter:

●	name and address of the shareholder making the recommendation;
●	proof that the shareholder was the shareholder of record, and/or beneficial owner of common stock as of the date of the letter;
●	the name, address, resume of the recommended nominee and other information described in our Bylaws relating to the nominee, including all relationships which would be required in a proxy statement for which proxies are solicited; and
●	the written consent of the recommended nominee to serve as a director if so nominated and elected.

Specific minimum qualifications for directors and director nominees which the Committee believes must be met in order to be so considered include management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.

If vacancies are anticipated or otherwise arise, the Committee considers candidates for director suggested by members of the Board, management, shareholders and other parties. The Committee evaluates new nominees based on criteria including, but not limited to, independence, diversity of experience compared to other directors, age, skills, experience, diligence, potential conflicts of interest, time availability, and if warranted, may interview the nominee in person or via the telephone. There are presently no differences in the manner in which the Committee evaluates nominees for director, whether the nominee is recommended by a shareholder or any other party.

The Committee is currently comprised of Allen Ambrose (who serves as Chair), Robin Dunbar, and Merri Sanchez. All of the directors presently serving on the Committee are independent as defined in the NYSE Rules. The Committee met four times during the last fiscal year. A current copy of the Compensation, Nominating and Corporate Governance Committee Charter is available on our website at http://www.mcewenmining.com/investor - relations/corporate - governance. The charter is reviewed annually and updated as necessary or appropriate.

Compensation Committee Report. The Compensation, Nominating and Corporate Governance Committee is pleased to present the following Committee report:

We have reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10 - K/A. Based upon review of the discussions herein, the Compensation, Nominating and Corporate Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10 - K/A.

Respectfully submitted,

Allen Ambrose (Chair and member)

Robin Dunbar (member)

Merri Sanchez (member)

Compensation Committee Interlocks and Insider Participation

No member of the Compensation, Nominating and Corporate Governance Committee served as an officer or employee of McEwen Mining during 2023 or was formerly an officer or employee of McEwen Mining or had any relationship requiring disclosure under the related party transaction rules promulgated by the SEC. We are not aware that any relationships existed during 2023 where any of our executive officers served as a member of the Compensation Committee of another entity whose executive officers served on our Board of Directors or Compensation, Nominating and Corporate Governance Committee or where any of our executive officers served as a director of another entity whose executive officers served on this Committee.

Environmental, Health & Safety Committee

The purpose of the Environmental, Health & Safety Committee is to assist the Board of Directors in fulfilling its oversight responsibilities including, but not limited to: establishing and reviewing environmental, health and safety policies; overseeing the management and implementation of systems necessary for compliance with the policies; monitoring the effectiveness of policies, systems and processes; monitoring trends; and, reviewing and monitoring the overall environmental, health and safety performance of McEwen Mining. The Committee consists of Messrs. William Shaver, who serves as Chair, Allen Ambrose and Richard Brissenden, and met four times during the last fiscal year.

A current copy of the Environmental, Health & Safety Committee Charter is available on our website at http://www.mcewenmining.com/investor - relations/corporate - governance. The charter is reviewed annually and updated as necessary or appropriate.

Disclosure Committee

The Disclosure Committee was formed on August 4, 2024. The purpose of the Disclosure Committee is to assist the Board in fulfilling its disclosure responsibilities by establishing and maintaining disclosure controls and procedures including oversight of strategy, investor relations outreach, and media relations. This includes, but is not limited to: communicating press releases, written statements made in annual and quarterly reports, communications to shareholders, documents filed with the securities regulatory authorities, communications made during investor conferences, speeches made by senior management, oral statements made in the course of meetings or calls with securities markets professionals, shareholders, media or other external audiences, websites and social media communications to its shareholders, the media and members of the investment community.

The Committee consists of Ian Ball, who serves as Chair, and Michelle Makori. The Disclosure Committee met one time during the last fiscal year.

Board Diversity

The Board does not have a formal policy with regard to the consideration of diversity in identifying director nominees. However, the Compensation, Nominating and Corporate Governance Committee annually reviews the individual skills and experience of the directors, as well as the composition of the Board as a whole, and strives to nominate individuals with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s businesses. This assessment includes consideration of independence, diversity, age, skills, expertise, time availability, and industry backgrounds in the context of the needs of the Board and the Company. The Committee seeks a broad range of perspectives and considers both the personal characteristics (gender, ethnicity, age) and experience (industry, professional, public service) of directors and prospective nominees to the Board.

Family Relationships

There are no family relationships among any of our directors, director nominees, or executive officers.

Other Corporate Governance

We maintain a Code of Business Conduct and Ethics and a set of Corporate Governance Guidelines. The Code of Business Conduct and Ethics is applicable to all directors, officers and employees, and sets forth our policies and procedures with respect to the conduct of our business. Some examples of conduct addressed in our ethics code include conflict of interest situations, anti - corruption, fair dealing with others, confidentiality, and compliance with laws and regulations. The Corporate Governance Guidelines further articulate how we will conduct ourselves through our Board of Directors and the qualifications and expectations for the Board. A current copy of these documents is available on our website at http://www.mcewenmining.com/investor - relations/corporate - governance.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The individuals who served as our principal executive officer and principal financial officer during the year ended December 31, 2023, the individuals who were among our three most highly compensated executive officers serving as such as of the end of 2023 (who were not our principal executive officer and principal financial officer), and up to two individuals who would have been among our three most highly compensated executive officers but for the fact that those individuals were not serving as an executive officer at the end of 2023, are referred to as “named executive officers” throughout this Compensation Discussion and Analysis.

Overview of Compensation Philosophy, Objectives and Policies

Our goal in designing our executive and employee compensation is to achieve three principal objectives. First, the program is intended to be fully competitive so that we may attract, motivate and retain talented executives and key employees. Second, the program is intended to create an alignment of interests between our executives and key employees, on the one hand, and our shareholders, on the other, such that a portion of each executive’s or key employee’s compensation consists of awards of stock options or restricted stock grants. In this manner, if the price of our stock increases over time, our executive officers, key employees and our shareholders will benefit. The compensation program is designed to reward performance that supports our principles of building long - term shareholder value and may also recognize individual performance from time to time which the Compensation Committee believes contributes to the success of our company. Third, we believe our compensation program should reflect our corporate culture, which includes carefully managing operating expenses, including compensation, and rewarding executives and other employees in the event that McEwen Mining is successful. To promote this culture, our executives receive what we believe to be competitive base salaries and are eligible to receive bonuses in the event their performance merits such bonuses and McEwen Mining is successful in achieving its strategic targets. Executives may also earn significant gains from equity awards in the event of an increase in the price of our common stock. Our corporate culture also emphasizes teamwork, especially among our executive officers. To encourage teamwork, we structure executive compensation (particularly base salary and bonus amounts) at similar levels for similarly situated members of our executive team. We do not believe our compensation program creates incentives for our employees to engage in risk - taking behavior that would likely have a significant adverse impact on our company.

Our shareholders overwhelmingly approved the compensation of our named executive officers at our 2022 annual meeting. Further, at that meeting, our shareholders agreed to hold the advisory vote on our executive compensation once every three years. As a result, we have not made any significant changes to our compensation philosophy or policies for 2023.

Elements and Mix of Compensation

Our present compensation structure for the named executive officers generally consists of salary and incentive compensation. The incentive component consists of a short - term cash portion and a long - term equity portion. We believe the present structure achieves our compensation objectives.

The compensation of our named executive officers is designed to be competitive so that we may attract and retain talented executives. Discretionary bonus compensation is designed to reward individual performance and recognize achievement of corporate objectives. The long - term equity portion of the compensation of the named executive officers is designed to align the interests of the executives and key employees with our shareholders by encouraging equity ownership through awards of stock options to executive officers and key employees and to motivate our named executive officers and other key employees to contribute to an increase in shareholder value. While equity ownership is highly encouraged, we do not presently have a policy that requires our named executive officers or directors to own shares of our stock.

We have adopted a policy for our employees, including our senior executive officers, and directors which prohibits short sales of our common stock (with the exception of such sales in connection with exercise of stock options), options trading, and hedging transactions with regard to our common stock. This policy applies whether or not the equity securities were acquired through our compensation program.

Determining Executive Compensation

Generally, the Compensation Committee (now, Compensation, Nominating and Corporate Governance Committee) meets in January each year to review and recommend to the Board the level of compensation for the named executive officers and key employees for the current year. In establishing our executive compensation, the Compensation Committee consults with our senior management, including our Chief Executive Officer. Our Chief Executive Officer reports to the Committee regarding the individual performance of the other named executive officers. Additionally, the Committee considers recommendations from the named executive officers regarding incentive compensation for key employees who report to that executive officer. The Board also reviews compensation in December and considers cash bonuses at that time as it can review the performance of relevant individuals for the prior fiscal year.

Our consideration of base salary for the named executive officers has traditionally been based upon a review of broad - based information obtained from third parties to obtain an understanding of current compensation practices.

With regard to the other named executive officers, our Chief Executive Officer recommends the form and amount of compensation that he deems appropriate for the respective individuals. He believes that the base salary of the named executive officers should be competitive and should be augmented with discretionary cash bonuses. He believes that the base salary should generally be within the range of perceived peers for comparable positions, but in the lower percentile of those peers, and in line with our status as a relatively smaller metal producer.

The Compensation Committee, in establishing compensation for 2023, did not target a specific percentile in the perceived range of comparative information for each individual executive or for each component of compensation. Instead, the Compensation Committee structured a total compensation package in view of the perceived information and such other factors specific to the executive, including level of responsibility, prior experience, expectations of future performance and our corporate culture. The Compensation Committee uses its judgment in identifying comparative information.

As discussed in more detail below, in 2023, each executive received compensation comprised of a base salary, and was eligible for an equity award. The amount of compensation allocated to each element of compensation is determined on a case - by - case basis. We do not have a specific policy for allocating between long - term and currently paid - out compensation, or policies for allocating between cash and non - cash compensation.

Cash bonuses are a form of short - term incentive compensation which may be recommended by the Compensation Committee in its discretion, based on individual and overall company performance. There is no specific bonus plan or policy in place setting forth timing of awards or establishing specific performance objectives. The Compensation Committee, with recommendations from the Chief Executive Officer, determines and recommends the amounts and timing of any bonus awards.

The long - term equity compensation component of our compensation program is comprised of stock option awards and makes up a significant part of our named executive officers’ compensation package. Under the Amended and Restated McEwen Mining Inc. Equity Incentive Plan (as amended, the “Equity Incentive Plan”), we are authorized to issue incentive and non - qualified stock options, to make grants of stock and award grants of restricted stock to the officers, directors and key employees of our company, including the named executive officers. Effective January 2010, the Board adopted a policy that requires all stock options awarded be subject to a minimum vesting period of three years beginning one year from the date of grant. The stock options are priced at or above the closing market price of our common stock on the grant date, which is the date the Board approves the award, unless circumstances such as non - public material information require a later date. The Committee also takes into consideration the potential tax consequences to the recipient and to our company when determining the form of award. Due to our status as a smaller producer, and our need to conserve working capital to reinvest in our business, our compensation structure is weighted more toward performance bonuses and/or equity compensation and less toward base salary.

Specific Compensation Decisions

During 2023, Robert McEwen, our Chief Executive Officer, was paid a salary of $1, which has been his salary since 2017. Prior to that time, for the entire time he has served as our Chief Executive Officer, he has declined any salary. Mr. McEwen refused any salary to demonstrate his alignment with the interest of the other shareholders of our company.

Our remaining executive officers received base salaries during 2023 in accordance with their respective written employment agreements or as otherwise agreed with our Company. The Compensation Committee believes that these base salaries were appropriate in light of each of those officer’s area of responsibility and level of experience and was reasonable in the industry based on information possessed by members of the Committee from experience within our industry. There were no changes to the base salaries of any named executive officer during 2023. However, certain of our officers, including Mr. Ing and Mr. Shaver, have agreed to defer payment of their salaries and are expected to receive shares of stock to satisfy deferred amounts.

We do not use a formula or set a timeline in determining the amount of equity awards for our named executive officers. Instead, the Compensation Committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, the amount of stock - based equity compensation already held by the executive, the performance of our common stock, the estimated value of the equity awards, non - equity compensation received by the executive, and the total number of shares to be granted to participants during the year. In view of the overwhelming support that we received from the advisory vote on our executive compensation at our 2022 annual meeting, we did not make any material changes to our compensation policies, programs or decisions for 2023.

Additional benefits provided to executive officers and key employees as part of their compensation packages include health, life and disability insurance. To the extent the named executive officers participate in these programs, they do so generally on the same basis as our other employees. Our named executive officers do not receive perquisites and we do not maintain any non - equity incentive plans or deferred compensation plans.

Summary Compensation Table

The following table sets forth the total compensation paid by us during the last three completed fiscal years to our named executive officers:

				Bonus		Stock	Option	All Other
	Year	Salary ($)		($)		Awards ($)	Awards ($)(2)	Compensation ($)(3)		Total ($)
Robert R. McEwen	2023	1		—		—	336,330	5,838		342,169
Chairman and Chief Executive Officer	2022	1		—		—	—	3,585		3,586
	2021	1		—		—	—	3,705		3,706
Perry Ing	2023	222,595	(1)	36,076	(1)	16,887	168,165	—		443,722
Interim Chief Financial Officer(4)(7)	2022	230,743		—		—	—	—		230,743
	2021	—		—		—	—	—		—
William Shaver	2023	289,420	(1)	13,852	(1)	34,161	201,798	—		539,231
Interim Chief Operating Officer(5)	2022	287,140		—		—	—	—		287,140
	2021	—		—		—	—	—		—
Carmen Diges	2023	89,106	(1)	12,552	(1)	14,715	67,266	258,071		358,638
General Counsel and Corporate Secretary(6)(7)	2022	—		—		—	—	—		—
	2021	—		—		—	—	—		—
Stefan Spears	2023	170,978	(1)	175,000		4,886	67,266	13,434	(8)	439,245
Vice President, Corporate Development (7)	2022	152,452		—		—	—	9,882	(8)	162,334
	2021	151,974		—		—	—	7,290	(8)	159,264
(1)	Represents amounts earned and accrued in 2023 for services rendered. Certain of these amounts are anticipated to be paid in the form of stock awards.
(2)	Calculated using the Black - Scholes option pricing model. Please see Note 13 to the consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain assumptions made in connection with the valuation of these option awards.
(3)	Amounts paid to the named executive officers represent payment or reimbursement for life insurance, health benefits, and travel unless otherwise stated.
(4)	Mr. Ing was appointed interim Chief Financial Officer effective June 6, 2022.
(5)	Mr. Shaver was appointed interim Chief Operating Officer effective June 6, 2022.
(6)	Ms. Diges was not a named executive officer for 2021 or 2022. Amount listed in All Other Compensation column includes payment in the amount of $258,071 made during 2023 to REVlaw, a company owned by Carmen Diges, for legal services provided by REVlaw.
(7)	Portions of the compensation of Messrs. Ing, and Spears and Ms. Diges are, or were, paid in Canadian dollars. The compensation reflected for them in the Summary Compensation Table has been converted to U.S. dollars using the average exchange rate for the applicable years as published by the Bank of Canada. For 2023 the average exchange rate was $0.7409 to C$1.00; for 2022, the average exchange rate was $0.7685 to C$1.00; and for 2021, the average exchange rate was $0.7963 to C$1.00.
(8)	Includes amounts contributed by the Company under a company - sponsored defined contribution plan.

Employment Agreements

The named executive officers received salary as provided by the terms of their respective employment agreements or as otherwise agreed with the Company. None of the current named executive officers other than Messrs. Ing and Spears have written employment agreements with us.

On May 24, 2019, we entered into an employment agreement with Stefan Spears. As stated in the agreement, he is entitled to receive a base annual salary of C$190,000 and entitled to participate in all employee benefit plans and long - term equity incentive plans accordingly with other senior executive officers of our company. As of December 31, 2023, Mr. Spears’ base annual salary was C$240,000. If Mr. Spears is terminated without cause, he would be entitled to notice equal to six months plus an additional month for each year of service up to a maximum of twelve months, or pay in lieu of such notice. Pay in lieu of notice includes all remuneration, including salary, benefits coverage, stock or share options, and all bonus entitlements that Mr. Spears would have been entitled to during the notice period. The calculation of such bonus shall be based on the average of the past two years bonus.

Further to Mr. Spears’ agreement, he is eligible to receive an annual bonus of up to 40% of his base salary, payable in cash or stock of the company at a time in the amount as determined by the Board in its sole discretion.

Effective May 15, 2022, we entered into a consulting agreement with Perry Ing, our interim Chief Financial Officer (“Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Ing (through his wholly - owned entity, 2085594 Ontario Inc.) agreed to serve as a consultant to the Company and is paid $1,500 per day, not to exceed $75,000 during the initial three month term of the Consulting Agreement. The terms of the Consulting Agreement have been continued for the duration of Mr. Ing’s tenure. Mr. Ing serves as an independent contractor and therefore is not entitled to any severance or other benefits from the Company.

GRANTS OF PLAN BASED AWARDS

The grants of plan based awards under our Equity Incentive Plan to each named executive officer during the year ended December 31, 2023 are as follows:

								All Other		All Other		Grant Date
		Estimated Future			Estimated Future			Stock Awards:		Option Awards:	Exercise or	Fair Value of
		Payouts Under Non-			Payouts Under			Number of		Number of	Base Price	Stock
		Equity Incentive Plan			Equity Incentive Plan			Shares of		Securities	of Option	and Option
Name	Grant Date(1)	Awards			Awards			Stocks or		Underlying	Awards	Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options	($/sh)	($)(2)
Robert R. McEwen	06/29/2023	—	—	—	—	100,000	—	—		—	7.10	336,330
Perry Ing	06/29/2023	—	—	—	—	50,000	—	—		—	7.10	168,165
Perry Ing	09/29/2023	—	—	—	—	—	—	852	(3)	—	—	5,538
Perry Ing	12/29/2023	—	—	—	—	—	—	14,699	(4)	—	—	105,980
William Shaver	06/29/2023	—	—	—	—	60,000	—	—		—	7.10	201,798
William Shaver	09/29/2023	—	—	—	—	—	—	1,066	(3)	—	—	6,929
William Shaver	12/29/2023	—	—	—	—	—	—	20,011	(4)	—	—	144,279
Carmen Diges	06/29/2023	—	—	—	—	20,000	—	—		—	7.10	67,266
Carmen Diges	09/29/2023	—	—	—	—	—	—	966	(3)	—	—	6,279
Carmen Diges	12/29/2023	—	—	—	—	—	—	10,017	(4)	—	—	72,220
Stefan Spears	06/29/2023	—	—	—	—	20,000	—	—		—	7.10	67,266
Stefan Spears	09/29/2023	—	—	—	—	—	—	752	(3)	—	—	4,886
(1)	All options are subject to a vesting schedule which requires that the named executive remain an employee of or consultant to the Company in order to exercise such options on the respective vesting date. The target amounts shown in the table represent the maximum number that may be earned if the vesting schedule is satisfied.
(2)	Calculated using the Black-Scholes option pricing model. Please see Note 13 to the consolidated financial statements filed with our annual report on Form 10-K for the year ended December 31, 2023 for a description of certain assumptions made in connection with the valuation of these option awards.
(3)	Represents shares of our common stock issued as bonus shares under our Equity Incentive Plan. Each share was valued at $6.50 at the time of grant.
(4)	Represents shares of our common stock issued in lieu of cash compensation. Each share was valued at $7.21 at the time of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The outstanding equity awards for each of our named executive officers as of December 31, 2023 are as follows:

	Number of Securities Underlying Unexercised Options				Stock Awards
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
							Awards:	Payout
							Number of	Value of
					Number		Unearned	Unearned
					of Shares		Shares,	Shares,
					or Units	Market Value	Units or	Units or
					of Stock	of Shares or	Other	Other
			Option	Option	That	Units That	Rights That	Rights That
			Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable (1)	Unexercisable	Price ($)	Date	Vested	Vested	Vested	Vested
Robert R. McEwen	50,000	—	12.50	9/28/2025	—	—	—	—
Robert R. McEwen	—	100,000	7.10	6/28/2028	—	—	—	—
Perry Ing	—	50,000	7.10	6/28/2028	—	—	—	—
William Shaver	—	60,000	7.10	6/28/2028	—	—	—	—
Carmen Diges	—	20,000	7.10	6/28/2028	—	—	—	—
Stefan Spears	—	20,000	7.10	6/28/2028	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested by or on behalf of any of any of our named executive officers during the year ended December 31, 2023.

PENSION BENEFITS

None of our named executive officers participates in a plan that provides for payments or other benefits at, following, or in connection with retirement.

NON-QUALIFIED DEFERRED COMPENSATION

None of our named executive officers participated in or had account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us during fiscal year 2023.

CEO PAY RATIO

As mandated by SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the ratio of the annual total compensation of our Chief Executive Officer (“CEO”), Robert R. McEwen, to the annual total compensation of our median employee.

In accordance with the methodology set forth below, we have determined that the 2023 annual total compensation of the median employee who was employed as of December 31, 2023, excluding the CEO, was $60,000. Our CEO’s annual total compensation for 2023, as reported in the Summary Compensation Table above, was $342,169. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees other than the CEO was 1 to 6. This pay ratio is a reasonable estimate calculated in accordance with SEC rules.

We selected December 31, 2023 as the date on which to determine our median employee. As of that date, our employee population consisted of 339 individuals working at the Company or any of our wholly- owned subsidiaries. To identify the median employee:

●	We used a cash compensation measure consistently applied to all employees, which included each employee’s gross earnings, consisting of cash base salary or wages plus overtime and cash bonus paid under our short-term incentive plan. We also consistently excluded non-cash compensation, such as non-cash bonus.
●	For employees that partially worked during the 2023 year, we annualized the compensation received but did not adjust for part-time status.
●	The cash compensation for our employees was derived from our payroll records and from payroll records maintained by our wholly-owned subsidiaries, in each case, for the period from January 1, 2023 through December 31, 2023. For payroll records held in a foreign currency, we used the average foreign exchange rate to the U.S. dollar, reported by the Federal Reserve or the national bank of the country, for the period from January 1, 2023 through December 31, 2023.

After identifying the median employee, we determined such employee’s annual total compensation in accordance with Item 402(c)(2)(x) of Regulation S-K as required by SEC rules. This calculation is the same calculation used to determine total compensation for purposes of the 2023 Summary Compensation Table with respect to each of the named executive officers.

The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, exclusions, and assumptions that reflect their compensation practices. As such, the pay ratio reported above may not be comparable to the pay ratio reported by other companies, even those in a related industry or of a similar size and scope. Other companies may have different employment practices (including compensation of the CEO) or regional demographics or may utilize different methodologies and assumptions in calculating their pay ratios.

PAY VERSUS PERFORMANCE

As required by and in accordance with Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the following disclosure summarizes the relationship between executive compensation actually paid by the Company and our financial performance over the last three years:

					VALUE OF INITIAL
					FIXED $100 INVESTMENT
					BASED ON
			AVERAGE	AVERAGE		PEER
			SUMMARY	COMPENSATION		GROUP
	SUMMARY		COMPENSATION	ACTUALLY PAID	TOTAL	TOTAL
	COMPENSATION	COMPENSATION	TABLE FOR	TO	SHARE -	SHARE	NET
	TABLE TOTAL FOR	ACTUALLY PAID	NON-PEO	NON-PEO	HOLDER	HOLDER	INCOME(4)	AISC PER
	PEO(1)	TO PEO(1)(6)	NEOS(2)	NEOS(2)(6)	RETURN	RETURN(3)	(MILLIONS)	OUNCE(5)
2023	$342,169	$370,451	$465,977	$460,061	$73.20	$116.03	$55.30	$1,615.30
2022	$3,586	$(69,110)	$336,661	$294,413	$46.14	$109.14	$(81.08)	$1,687.88
2021	$3,706	$(46,710)	$280,593	$235,417	$69.80	$123.37	$(56.71)	$1,634.69
(1)	In his capacity as Chief Executive Officer, Mr. McEwen is included as our Principal Executive Officer (“PEO”) for 2023, 2022, and 2021. See the Summary Compensation Table Total versus Compensation Actually Paid Reconciliation Table below for additional details.
(2)	In 2023, the Non-PEO NEOs comprises Mr. Ing, Mr. Shaver, Ms. Diges and Mr. Spears. In 2022, the Non-PEO NEOs comprises Mr. Ing (prorated based on June 6, 2022 Interim CFO start date), Mr. Shaver (prorated based on June 6, 2022 COO start date), Mr. McGibbon, Mr. Meding (prorated based on February 11, 2022 start date), Ms. Ladd-Kruger (prorated based on June 3, 2022 CFO end date) and Mr. Mah (prorated based on June 3, 2022 COO end date). In 2021, the Non-PEO NEOs comprises Ms. Ladd-Kruger, Mr. Mah, Mr. McGibbon (prorated based on April 10, 2021 start date), Mr. Wallin (prorated based on April 12, 2021 hire date), Mr. Woolfenden (prorated based on March 23, 2021 end date) and Mr. Iaboni (prorated based on January 22, 2021 end date).
(3)	Peer Group TSR comprises the NYSE Composite Index.
(4)	Represents Company Net Income as disclosed in the Company’s Annual Report on Form 10-K for the respective years.
(5)	All-in sustaining costs (AISC) per ounce is a US Non-GAAP measure consisting of cash costs, plus accretion of retirement obligations and amortization of the asset retirement costs related to operating sites, environmental rehabilitation costs for mines with no reserves, sustaining exploration and development costs, sustaining capital expenditures and sustaining lease payments. Our all-in sustaining costs exclude the allocation of corporate general and administrative costs. The sum of all-in sustaining costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.
(6)	“Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to non-PEO NEOs” reflects the following adjustments from Total Compensation reported in the Summary Compensation Table:

		PEO			OTHER NEO AVERAGE
ADJUSTMENTS(*)		2023	2022	2021	2023	2022	2021
Summary Compensation Table Total		$342,169	$3,586	$3,706	$465,977	$336,661	$280,593
Deduction for amount reported in “Stock Awards” column of the Summary Compensation Table	(−)	$—	$—	$—	$17,662	$—	$—
Deduction for amounts reported in “Option Awards” column of the Summary Compensation Table	(−)	$336,330	$—	$—	$126,124	$—	$28,642
Addition of fair value at fiscal year (FY) end, of equity awards granted during the FY that remained outstanding	(+)	$375,080	$—	$—	$140,655	$10,091	$24,283
Addition of fair value at vesting date, of equity awards granted during the FY that vested during the FY	(+)	$—	$—	$—	$—	$—	$—
Addition of change in fair value at FY end versus prior FY end for awards granted in prior FY that remained outstanding	(+)	$(10,468)	$(72,696)	$(50,416)	$(2,785)	$(2,090)	$(12,656)
Addition of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	(+)	$—	$—	$—	$—	$—	$—
Deduction of the fair value at the prior FY end for awards granted in prior FY that failed to meet their vesting conditions	(−)	$—	$—	$—	$—	$50,249	$28,161
Addition in respect of any dividends accrued or other earnings paid during applicable FY prior to vesting date of underlying award	(+)	$—	$—	$—	$—	$—	$—
Addition of incremental fair value of any options or SARS modified during the FY	(+)	$—	$—	$—	$—	$—	$—
Deduction changes in pension and deferred compensation plans	(−)	$—	$—	$—	$—	$—	$—
Addition for the Service Cost attributable to services rendered during the FY	(+)	$—	$—	$—	$—	$—	$—
Addition for the prior Service Cost in respect of a plan amendment or initiation during the FY	(+)	$—	$—	$—	$—	$—	$—
Compensation Actually Paid		$370,451	$(69,110)	$(46,710)	$460,061	$294,413	$235,417
(*)

Equity valuations have been calculated in accordance with the requirements for Compensation Actually Paid. Adjustment for Option Awards represents the sum of changes in fair value during the fiscal year. The fair market value of stock options is determined with the Black-Scholes model. The Black- Scholes model is further described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Relationship Between Pay and Performance

Below are graphs showing the relationship of “compensation actually paid” (“CAP”) to our PEO and the average for our non-PEO NEOs in 2021, 2022 and 2023 relative to (i) AISC per ounce, (ii) the total shareholder return of our common stock, and (iii) our net income.

Financial Performance Measures

The Company’s performance metric targets include the following:

●	All-in Sustaining Costs (AISC)
●	Reserve/Resource Replacement Ratio
●	Production Actuals vs Guidance

DIRECTOR COMPENSATION

In November 2005, we established a compensation program for our non-executive directors, which provides cash payments to those directors in addition to long-term incentive equity awards. In 2023, directors received fees of $40,000 annually for their service and additional amounts for Committee service. The Committee service amounts range from $2,000 to $10,000 annually, depending on the Committee and whether the individual takes on additional responsibility as Chair. The directors may also receive cash bonuses from time to time in circumstances where they serve on special committees or undertake additional activities in addition to their usual duties. The compensation received by our directors for the year ended December 31, 2023 is as follows:

	Fees Earned or
	Paid in Cash	Stock	Option	Incentive Plan	All Other	Total
Name	($)	Awards	Awards($)	Compensation	Compensation	($)
Robert R. McEwen	—	—	—	—	—	—
Allen Ambrose	45,000	—	84,082	—	—	129,082
Merri Sanchez	40,000	—	33,633	—	—	73,633
Ian Ball(1)	43,099	—	33,633	—	—	76,732
Nicolas Darveau-Garneau	1,957	—	—	—	—	1,957
Michelle Makori	15,761	—	—	—	—	15,761
Richard Brissenden(1)	49,938	—	84,082	—	—	134,020
Robin Dunbar(1)	39,950	—	84,082	—	—	124,032
William Shaver(1)(2)	44,944	—	33,633	—	—	78,577
(1)	Compensation paid in Canadian dollars. The compensation reflected in the Director Compensation Table has been converted to U.S. dollars using the 2023 average exchange rate of $0.7409 to C$1.00 published by the Bank of Canada.
(2)	Excludes compensation paid as interim Chief Operating Officer. See “Summary Compensation Table.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 29, 2024, there were a total of 49,408,775 shares of our common stock outstanding.

The following table describes the beneficial ownership of our voting securities as of April 29, 2024, by: (i) each of our named executive officers and directors; (ii) all of our executive officers (whether or not named executive officers) and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. In calculating the percentage ownership for each shareholder, we assumed that any options or warrants owned by an individual and exercisable within 60 days are exercised, but not the options or warrants owned by any other individual. Unless otherwise stated, all ownership is direct and the address of each individual or entity is the address of our executive office, 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Footnote Reference	Percentage
Robert McEwen (includes shares held by 2190303 Ontario Inc.)	8,268,767	(1)(3)	16.74%
2190303 Ontario Inc	8,183,487	—	16.56%
Allen Ambrose	60,113	(1)(4)	*
Richard Brissenden	15,000	(1)(4)	*
Nicolas Darveau-Garneau	0	(1)	*
Robin Dunbar	18,468	(1)(5)	*
Michelle Makori	1,100	(1)	*
Merri Sanchez	6,667	(1)(6)	*
William M. Shaver	31,777	(1)(7)	*
Ian Ball	2,656	(1)(8)	*
Perry Ing	15,551	(1)	*
Carmen Diges	29,649	(1)(9)	*
Stefan Spears	1,751	(1)	*
Jeffery Chan	0	(1)	*
All officers and directors as a group (13 persons)	8,451,499	(10)	17.11%
*	Less than one percent.
(1)	Officer or Director.
(2)	Former officer or director.
(3)	Includes (i) 35,280 shares owned by the reporting person’s spouse, of which he disclaims beneficial ownership; (ii) 8,183,487 shares owned by 2190303 Ontario Inc., an Ontario corporation, over which shares the reporting person exercises sole voting and investment control; and (iii) 50,000 shares underlying stock options which are exercisable within 60 days of the date of this Form 10-K/A. Mr. McEwen has the sole voting power over 8,233,487 shares of common stock, shared voting power over 35,280 shares of common stock, sole dispositive power over 8,233,487 shares of common stock and shared dispositive power over 35,280 shares of common stock.
(4)	Includes 15,000 shares underlying stock options which are exercisable within 60 days of the date of this Form 10-K/A.
(5)	Includes 1,523 shares held by a corporation over which the reporting person has sole voting and investment power. Also includes 15,000 shares underlying stock options which are exercisable within 60 days of the date of this Form 10-K/A. Mr. Dunbar has the sole voting power over 18,468 shares of common stock, shared voting power over no shares of common stock, sole dispositive power over 18,468 shares of common stock and shared dispositive power over no shares of common stock.

(6)	Includes 6,667 shares underlying stock options which are exercisable within 60 days of the date of this Form 10-K/A.
(7)	Includes 10,000 shares underlying stock options which are exercisable within 60 days of the date of this Form 10-K/A.
(8)	Includes shares owned through Mr. Ball’s registered retirement savings plan. Mr. Ball has the sole voting power over 2,656 shares of common stock, shared voting power over no shares of common stock, sole dispositive power over 2,656 shares of common stock and shared dispositive power over no shares of common stock.
(9)	Includes 6,667 shares underlying stock options which are exercisable within 60 days of the date of this Form 10-K/A.
(10)	Includes 68,334 shares underlying stock options which are exercisable within 60 days of the date of this prospectus.

Changes in Control

We know of no arrangement or events, including the pledge by any person of our securities, which may result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures and Policies

We consider “related party transactions” to be transactions between our company and (i) a director, officer, director nominee or beneficial owner of greater than five percent of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a material financial interest.

The Audit Committee is vested with the responsibility of evaluating and approving any potential related party transaction, unless a special committee consisting solely of independent directors (as defined in the NYSE Rules) is appointed by the Board of Directors. Policies and procedures for related party transactions are set forth in our Corporate Governance Guidelines and Audit Committee Charter, both of which are available on our website at http://www.mcewenmining.com/investor-relations/corporate-governance.

Transactions with Related Parties

Secured Credit Agreement: On August 10, 2018, we completed a $50.0 million Secured Term Credit Agreement (as amended, the “Credit Agreement”) with certain lenders. On June 25, 2020, the Credit Agreement was amended to, among other things, substitute a new lender and administrative agent and extend the due date of principal payments under the Agreement. Evanchan Limited (“Evanchan”), an entity over which Mr. McEwen exercises voting and investment control participated as a lender for $25.0 million of the total $50.0 million term loan under the terms of the Credit Agreement.

Subsequent Loan by McEwen Affiliate: On March 31, 2022, we borrowed an additional $15 million from Evanchan in the form of an unsecured note (the “Note”). The note bears interest at the rate of eight percent per year, payable monthly, and is due and payable in full September 30, 2025.

2023 Amendment to and Restatement of Credit Agreement: On May 23 2023, we amended and restated the Credit Agreement to (i) remove Sprott Private Resource Lending II (Collector), LP (“Sprott”) as agent and lender under the Credit Agreement as we had paid the $25 million in principal and all accrued interest owed to Sprott, (ii) replace Sprott with Evanchan as agent and (iii) classify the Note from Evanchan as an advance under the Credit Agreement and add it as an obligation thereunder such that the amount due under the Credit Agreement has been reduced from $50 million to $40 million ($25 million remaining from Evanchan’s initial loan under the Credit Agreement and $15 million originally due under the Note), and the Unsecured Note has been cancelled. During the year ended December 31, 2023, we paid Evanchan $3.8 million in interest.

Legal Services: During the year ended December 31, 2023, legal fees of $258,071 were incurred with REVlaw, a company owned by Carmen Diges, General Counsel of the Company. The services of Ms. Diges as General Counsel and other attorneys are provided by REVlaw. Ms. Diges has agreed to defer the payment of certain amounts owed and is expected to accept shares in lieu of cash payments. Such payments are made to Ms. Diges directly and reported under the Summary Compensation Table above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for audit services and related expenses include fees associated with the annual audit, integrated audit of internal controls over financial reporting, reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the SEC. The following table sets forth fees paid to EY for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit Fees	$1,496,370	$1,015,591
Audit-Related Fees	—	—
Tax Fees(1)	263,456	195,915
All Other Fees	—	—
Total Fees	$1,759,826	$1,211,506
(1)	Tax Fees consisted of consulting fees related to filing the 2022 U.S. and Canadian corporate tax returns.

It is the policy of the Audit Committee to engage the independent registered public accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such independent registered public accounting firm is independent of the Company. Also in keeping with its policy, all services of the independent registered public accounting firm reflected above were pre-approved by the Audit Committee.

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

21	List of subsidiaries of the Company (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 21, File No. 001-33190)
23.1

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.1, File No. 001-33190)

23.3	Consent of Mining Plus US Corporation (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.3, File No. 001-33190)
23.5	Consent of Michael C. Bauman (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.5, File No. 001-33190)
23.6	Consent of P&E Mining Consultants Inc. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.6, File No. 001-33190)
23.7	Consent of Eric Sellars (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.7, File No. 001-33190)
23.8	Consent of Aleksandr Mitrofanov (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.8, File No. 001-33190)
23.9	Consent of Daniel D. Downton (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.9, File No. 001-33190)
23.10	Consent of Dave Tyler (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.10, File No. 001-33190)
23.11	Consent of Kenneth Tylee (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.11, File No. 001-33190)
23.12	Consent of Benjamin Bermudez (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.12, File No. 001-33190)
23.13	Consent of Kevin W. Kunkel (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.13, File No. 001-33190)
23.14	Consent of Independent Mining Consultants Inc. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.14, File No. 001-33190)
23.15	Consent of Forte Dynamics (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.15, File No. 001-33190)
23.16	Consent of Channa Kumarage (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.16, File No. 001-33190)
23.17	Consent of SLR Consulting Ltd. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.17, File No. 001-33190)
23.18	Consent of Stantec Consulting International Ltd. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.18, File No. 001-33190)
23.19	Consent of Samuel Engineering Inc. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.19, File No. 001-33190)
23.20	Consent of Knight Piesold Ltd. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.20, File No. 001-33190)
23.21	Consent of SRK Consulting UK Limited (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.21, File No. 001-33190)
23.22	Consent of Dave Tyler, Sme-Rm (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.22, File No. 001-33190)
23.23	Consent of Sheila Ellen Daniel (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.23, File No. 001-33190)

23.24	Consent of Steven John Norman Sibbick (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.24, File No. 001-33190)
23.25	Consent of William Bagnell (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.25, File No. 001-33190)
23.26	Consent of Benoit Bissonnette (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.26, File No. 001-33190)
23.27	Consent of Lewis Kitchen (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.27, File No. 001-33190)
23.28	Consent of Piers Wendlandt (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.28, File No. 001-33190)
23.29	Consent of James Tod (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 23.29, File No. 001-33190)
31.1+

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 31.1, File No. 001-33190)

31.2+

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 31.2, File No. 001-33190)

31.3+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.4+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 32, File No. 001-33190)

95	Mine safety disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 95, File No. 001-33190)
97	Clawback policy disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 97, File No. 001-33190)
101 SCH	Inline XRBL Taxonomy Extension Schema Document. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 101 SCH, File No. 001-33190)
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 101 CAL, File No. 001-33190)
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 101 DEF, File No. 001-33190)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 101 LAB, File No. 001-33190)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 101 PRE, File No. 001-33190)
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* +	Management contract or compensatory plan or arrangement Filed or furnished with this report

ITEM 16. FORM 10-K SUMMARY

[NONE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: April 29, 2024		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer