Form 10-Q
period 2024-03-31
McEwen Mining Inc.
filed 2024-05-08
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 49,440,096 shares of common stock outstanding.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2024	2023
Revenue from gold and silver sales	$41,228	$34,752
Production costs applicable to sales	(25,110)	(23,413)
Depreciation and depletion	(10,107)	(6,896)
Gross profit	6,011	4,443

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	—	(31,880)
Advanced projects - Other	(2,454)	(1,680)
Exploration	(3,871)	(5,900)
General and administrative	(4,073)	(3,441)
Loss from investment in McEwen Copper Inc. (Note 9)	(18,012)	—
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	1,278	(3,461)
Depreciation	(171)	(282)
Reclamation and remediation (Note 11)	(690)	(630)
	(27,993)	(47,274)
Operating loss	(21,982)	(42,831)

OTHER INCOME (EXPENSE):
Interest and other finance income (expense), net	(870)	8,464
Other expense (Note 3)	(88)	(2,579)
Total other income (expense)	(958)	5,885
Loss before income and mining taxes	(22,940)	(36,946)
Income and mining tax recovery	2,557	536
Net loss after income and mining taxes	(20,383)	(36,410)
Net income attributable to non-controlling interests	—	(6,666)
Net loss and comprehensive loss attributable to McEwen shareholders	$(20,383)	$(43,076)

Net loss per share (Note 12):
Basic and diluted	$(0.41)	$(0.91)
Weighted average common shares outstanding (thousands) (Note 12):
Basic and diluted	49,440	47,428

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$21,989	$23,020
Investments (Note 5)	1,569	1,743
Receivables, prepaids and other current assets (Note 6)	5,838	5,578
Due from McEwen Copper Inc. (Note 13)	2,754	2,376
Inventories (Note 7)	19,871	19,944
Total current assets	52,021	52,661
Mineral property interests and plant and equipment, net (Note 8)	167,149	169,950
Investment in McEwen Copper Inc. (Note 9)	308,135	326,147
Investment in Minera Santa Cruz S.A. (Note 9)	94,496	93,218
Inventories (Note 7)	11,814	10,100
Restricted cash (Note 4)	4,429	4,490
Other assets	672	673
TOTAL ASSETS	$638,716	$657,239

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,732	$22,656
Reclamation and remediation liabilities (Note 11)	4,235	3,105
Current portion of long-term debt (Note 10)	3,000	—
Contract liability (Note 15)	1,966	—
Flow-through share premium	1,103	1,661
Tax liabilities	1,979	1,603
Lease liabilities	894	978
Total current liabilities	37,909	30,003
Reclamation and remediation liabilities (Note 11)	39,024	39,916
Long-term debt (Note 10)	37,000	40,000
Deferred tax liabilities	37,907	40,572
Other liabilities	3,562	3,840
Lease liabilities	806	488
Total liabilities	$156,208	$154,819

Shareholders’ equity:
Common shares: 49,440 as at March 31, 2024 (in thousands)	$1,768,927	$1,768,456
Accumulated deficit	(1,286,419)	(1,266,036)
Total shareholders’ equity	482,508	502,420
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$638,716	$657,239

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended March 31, 2023	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274
Stock-based compensation	—	28	—	—	28
Proceeds from McEwen Copper Inc. financing	—	109,913	—	75,477	185,390
Net income (loss)	—	—	(43,076)	6,666	(36,410)
Balance, March 31, 2023	47,428	$1,754,086	$(1,364,412)	$115,608	$505,282

Three months ended March 31, 2024
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$—	$502,420
Stock-based compensation	—	464	—	—	464
Exercise of warrants	—	7	—	—	7
Net loss	—	—	(20,383)	—	(20,383)
Balance, March 31, 2024	49,440	$1,768,927	$(1,286,419)	$—	$482,508

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,383)	$(36,410)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	18,012	—
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	(1,278)	3,461
Depreciation, amortization and depletion	7,436	7,263
Unrealized loss (gain) on investments (Note 5)	227	(296)
Foreign exchange loss	256	9,113
Reclamation accretion and adjustments to estimate	361	631
Gain on disposal of property and equipment	(113)	—
Income and mining tax recovery	(3,128)	(536)
Stock-based compensation	464	28
Change in non-cash working capital items:
Change in other assets related to operations	(2,277)	(2,732)
Change in liabilities related to operations	4,304	(17)
Cash provided by (used in) operating activities	$3,881	$(19,495)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(4,522)	$(4,950)
Investment in marketable equity securities (Note 5)	(53)	—
Cash used in investing activities	$(4,575)	$(4,950)

Cash flows from financing activities:
Proceeds from McEwen Copper Inc. financing	$—	$185,390
Proceeds from exercise of warrants	7	—
Payment of finance lease obligations	(149)	(408)
Cash provided by (used in) financing activities	$(142)	$184,982
Effect of exchange rate change on cash and cash equivalents	(256)	(9,113)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,092)	151,424
Cash, cash equivalents and restricted cash, beginning of period	27,510	43,579
Cash, cash equivalents and restricted cash, end of period	$26,418	$195,003

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
Interest paid	$(972)	$(1,253)
Interest received	119	9,044
Taxes paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the interim consolidated financial statements are adequate and not misleading. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2023.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2024 and 2023, the unaudited Consolidated Balance Sheet as at March 31, 2024 and the audited Consolidated Balance Sheet as at December 31, 2023, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

NOTE 2 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The Company’s Chief Operating Decision Maker (“CODM”) reviews the operating results, assesses performance, and makes decisions about the allocation of resources to these segments at the geographic region level, major mine/project level or investment level where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments for accounting purposes. The Company’s business activities that are not considered operating segments are included in the General and Administrative and Other line item in the below table and are provided for reconciliation purposes.

The CODM reviews segment income or loss, defined as gold and silver sales less production costs applicable to sales, depreciation, and depletion, advanced projects, and exploration costs, for all segments except for the MSC and McEwen Copper segments, which are evaluated based on the attributable equity income or loss. Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions. Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended March 31, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$25,278	$14,750	$1,200	$—	$—	$41,228
Production costs applicable to sales	(13,268)	(11,842)	—	—	—	(25,110)
Depreciation and depletion	(6,037)	(4,070)	—	—	—	(10,107)
Gross profit (loss)	5,973	(1,162)	1,200	—	—	6,011

Advanced projects	—	—	(2,454)	—	—	(2,454)
Exploration	(1,082)	(2,789)	—	—	—	(3,871)
Income (loss) from equity investments	—	—	—	1,278	(18,012)	(16,734)
Segment income (loss)	$4,891	$(3,951)	$(1,254)	$1,278	$(18,012)	$(17,048)
General and administrative and other						(5,892)
Loss before income and mining taxes						$(22,940)

Capital expenditures	$929	$2,780	$813	$—	$—	$4,522

Three months ended March 31, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$11,587	$23,165	$—	$—	$—	$34,752
Production costs applicable to sales	(9,341)	(14,072)	—	—	—	(23,413)
Depreciation and depletion	(1,260)	(5,636)	—	—	—	(6,896)
Gross profit	986	3,457	—	—	—	4,443

Advanced projects	(289)	—	(1,391)	—	(31,880)	(33,560)
Exploration	(773)	(4,740)	—	—	(387)	(5,900)
Loss from equity investments	—	—	—	(3,461)	—	(3,461)
Segment loss	$(76)	$(1,283)	$(1,391)	$(3,461)	$(32,267)	$(38,478)
General and administrative and other						1,532
Loss before income and mining taxes						$(36,946)

Capital expenditures	$2,991	$2,773	$—	$—	$954	$6,718

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2024	2023	2024	2023
USA	$73,028	$71,234	$25,278	$11,587
Canada	61,908	83,674	14,750	23,165
Mexico	31,116	30,304	1,200	—
Argentina (2)	420,643	419,366	—	—
Total Consolidated	$586,695	$604,578	$41,228	$34,752

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $94.5 million (December 31, 2023 – $93.2 million) and Investment in McEwen Copper of $308.1 million (December 31, 2023 – $326.1 million).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER EXPENSE

The following is a summary of other expense for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Unrealized and realized gain (loss) on investments (Note 5)	$(202)	$296
Foreign currency gain on Blue Chip Swap	—	7,993
Foreign currency gain (loss)	91	(10,641)
Other income (loss), net	23	(227)
Total other expense	$(88)	$(2,579)

During the three months ended March 31, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from Canadian to Argentina within McEwen Copper Inc. These funds were used for the continued development of the Los Azules Copper project. The Company realized a net gain of $7.5 million comprised of a foreign currency gain of $7.9 million and a realized loss on investments of $0.4 million, including the impact of fees and commissions on these Blue Chip Swap transactions.

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Cash and cash equivalents and restricted cash held in USD	$12,887	$10,578
Cash and cash equivalents and restricted cash held in CAD	13,468	16,288
Cash and cash equivalents held in other currencies	63	644
Total cash and cash equivalents and restricted cash	$26,418	$27,510

As at March 31, 2024, of $26.4 million of cash and cash equivalents and restricted cash, $13.4 million was committed to the Company’s Canadian Exploration Expenditures (“CEE”) and Canadian Development Expenditures (“CDE”) (December 31, 2023 – of $27.5 million of cash and cash equivalents and restricted cash, $16.1 million committed to CEE and CDE expenditures.

NOTE 5 INVESTMENTS

The following is a summary of the activity in investments for the three months ended March 31, 2024, and for the year ended December 31, 2023:

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	loss on	March 31,
	2023	period	period	securities held	2024
Marketable equity securities	$1,743	$53	$—	$(227)	$1,569

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	gain on	March 31,
	2022	period	period	securities held	2023
Marketable equity securities	$1,133	$—	$—	$296	$1,429
Warrants	162	—	—	—	162
Total investments	$1,295	$—	$—	$296	$1,591

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On January 3, 2024, the Company entered into a private placement subscription agreement to acquire an additional 210,000 common shares of Nevgold Corp. (“Nevgold”), priced at $0.23 per share, bringing the total number of shares owned to 5,173,455.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Government sales tax receivable	$2,681	$2,511
Prepaids and other assets	3,157	3,067
Receivables, prepaids and other current assets	$5,838	$5,578

NOTE 7 INVENTORIES

Inventories as at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Material on leach pads	$15,844	$11,963
In-process inventory	4,963	4,067
Stockpiles	2,805	5,939
Precious metals	1,465	1,955
Materials and supplies	6,608	6,120
	$31,685	$30,044
Less: long-term portion	(11,814)	(10,100)
Current portion	$19,871	$19,944

During the three months ended March 31, 2024, inventories at the Fox Complex operations were written down to their estimated net realizable values by $0.8 million (three months ended March 31, 2023 – $nil). Of these write-downs, a total of $0.6 million was included in production costs applicable to sales and $0.2 million was included in depreciation and depletion in the Statement of Operations.

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

During the three months ended March 31, 2024, no indicators of impairment have been noted for any of the Company’s mineral property interests.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

Equity investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023
McEwen Copper (100%)
Advanced projects	$(48,183)	$—
Other expenses	(2,016)	—
Foreign exchange loss	(3,992)	—
Interest and other income(1)	16,454	—
Loss before tax	$(37,737)	$—
Current and deferred taxes	—	—
Net loss	$(37,737)	$—

Portion attributable to McEwen Mining (47.7%)
Net loss on investment in McEwen Copper	$(18,012)	$—

(1) Interest and other income include gains on marketable securities and other finance-related income.

Changes in the Company’s investment in McEwen Copper for the three months ended March 31, 2024, and for the year ended December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Investment, beginning of period	$326,147	$—
Deconsolidation of McEwen Copper	—	383,968
Attributable net loss from McEwen Copper	(18,012)	(57,821)
Investment, end of period	$308,135	$326,147

A summary of the key assets and liabilities of McEwen Copper as at March 31, 2024, before and after adjustments for fair value increments arising from the purchase price allocation, is as follows:

As at March 31, 2024	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$65,374	$—	$65,374
Total assets	$248,682	$262,494	$511,176

Current liabilities	$(31,694)	$—	$(31,694)
Total liabilities	$(31,969)	$—	$(31,969)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Equity investment in MSC

A summary of the operating results for MSC for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$65,927	$45,740
Production costs applicable to sales	(47,884)	(41,124)
Depreciation and depletion	(8,926)	(8,230)
Gross profit (loss)	9,117	(3,614)
Exploration	(2,104)	(1,952)
Other income (expense)(1)	1,501	(3,234)
Income (loss) before tax	$8,514	$(8,800)
Current and deferred tax recovery (expense)	(4,847)	3,315
Net income (loss)	$3,667	$(5,485)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$1,796	$(2,687)
Amortization of fair value increments	(709)	(884)
Income tax recovery	191	110
Income (loss) from investment in MSC, net of amortization	$1,278	$(3,461)

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

Changes in the Company’s investment in MSC for the three months ended March 31, 2024, and for the year ended December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Investment, beginning of period	$93,218	$93,451
Attributable net income from MSC	1,796	4,157
Amortization of fair value increments	(709)	(4,612)
Income tax recovery	191	517
Dividend distribution received	—	(295)
Investment, end of period	$94,496	$93,218

A summary of the key assets and liabilities of MSC as at March 31, 2024 before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

As at March 31, 2024	Balance excluding FV increments	Adjustments	Balance including FV increments
Current assets	$107,710	$732	$108,442
Total assets	$201,995	$70,166	$272,161

Current liabilities	$(45,171)	$—	$(45,171)
Total liabilities	$(79,538)	$149	$(79,389)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 10 DEBT

A reconciliation of the Company’s debt for the three months ended March 31, 2024, and for the year ended December 31, 2023, is as follows:

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Balance, beginning of period	$40,000	$63,979
Principal repayment on debt	—	(25,000)
Interest expense	972	5,749
Interest payments	(972)	(4,728)
Balance, end of period	$40,000	$40,000
Less: current portion	3,000	—
Long-term portion	$37,000	$40,000

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. The properties subject to these obligations are the Gold Bar and Tonkin properties in Nevada, the Fox Complex properties in Canada and the El Gallo mine in Mexico.

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2024, and for the year ended December 31, 2023, is as follows:

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Reclamation and remediation liabilities, beginning balance	$43,021	$41,846
Settlements	(122)	(1,358)
Accretion of liability	690	2,536
Revisions to estimates and discount rate	(17)	(300)
Foreign exchange revaluation	(313)	297
Reclamation and remediation liabilities, ending balance	$43,259	$43,021
Less: current portion	4,235	3,105
Long-term portion	$39,024	$39,916

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have mineral reserves that conform to guidance under S-K 1300. Reclamation accretion for all properties is as follows:

	Three months ended March 31,
	2024	2023
Reclamation adjustment reflecting updated estimates	$—	$20
Reclamation accretion	690	610
Total	$690	$630

NOTE 12 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments are not included in the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023, as they would be anti-dilutive.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the three months ended March 31, 2024, all 936,670 outstanding stock options and all 2,169,966 outstanding warrants were excluded from the computation of diluted loss per share. Similarly, for the three months ended March 31, 2023, all 409,470 outstanding stock options and all 2,170,366 outstanding warrants were excluded.

NOTE 13 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended March 31,
	2024	2023
REVlaw	$46	$48

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2024	December 31, 2023
REVlaw	$(37)	$(96)

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	March 31, 2024	December 31, 2023
McEwen Copper Inc.	$2,754	$2,376

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer acted as a lender in the restructured $40.0 million term loan and continued as such under the Amended and Restated Credit Agreement. During the three months ended March 31, 2024, the Company paid $1.0 million (three months ended March 31, 2023 – $0.9 million) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

NOTE 14 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at March 31, 2024 and December 31, 2023, as reported in the Consolidated Balance Sheets:

	Fair value as at March 31, 2024			Fair value as at December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable equity securities	$1,569	$—	$1,569	$1,743	$—	$1,743

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

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

The fair value of financial assets and liabilities held as at March 31, 2024 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $40.0 million (December 31, 2023 – $40.0 million). The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

NOTE 15 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at March 31, 2024, the Company had surety facilities in place to cover its bonding obligations, which include $30.1 million of bonding in Nevada and $11.5 million (C$15.6 million) of bonding in Canada.

The terms of the facilities carry an average annual financing fee of 2.3% and require a deposit of 11%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2024, the Company recorded $4.4 million in restricted cash in non-current assets as a deposit against the surety facility.

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

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2024, the Company recorded revenue of $0.4 million (three months ended March 31, 2023 – $0.4 million) related to the gold stream sales.

Flow-through eligible expenses

On December 14, 2023, the Company completed a flow-through share issuance for gross proceeds of $16.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As at March 31, 2024, the Company has renounced $2.7 million in CEE and expects to fulfill its remaining CEE and CDE obligations by the end of 2024.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Prepayment agreement

In November 2023, the Company extended the existing precious metals purchase agreement with Auramet International LLC (“Auramet”). Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three months ended March 31, 2024, the Company received net proceeds of $4.8 million from the sales on a Supplier Advance Basis (three months ended March 31, 2023 – $22.8 million). The Company recorded revenue of $2.8 million related to the gold sales (three months ended March 31, 2023 – $26.7 million), with the remaining $2.0 million (March 31, 2023 – $2.3 million) representing 900 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

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

NOTE 16 SUBSEQUENT EVENTS

On April 16, 2024, the Company entered into a definitive agreement and plan of merger to acquire all of the issued and outstanding shares of Timberline Resources Corporation (“Timberline”) by way of a merger between Timberline and the Company. Timberline shareholders will have the right to receive 0.01 of a share of the Company’s common stock for each share of Timberline’s common stock. At closing, the Company expects to issue approximately 1.8 million shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refers to McEwen Mining Inc. and as the context requires, its consolidated subsidiaries.

The following discussion analyzes our financial condition at March 31, 2024 and compares it to our financial condition at December 31, 2023. The discussion also analyzes our results of operations for the three ended March 31, 2024, and compares those to the results for the three months ended March 31, 2023. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2023.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. Cash Costs equals Production Costs Applicable to Sales and is used interchangeably throughout the document.

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024, and 2023 and to our Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 30.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2024, and 2023 are abbreviated as Q1/24 and Q1/23, respectively, and the reporting periods for the three months ended March 31, 2024, and 2023 are abbreviated as 3M/24 and 3M/23, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 89:1 for Q1/24 and 84:1 for Q1/23. Beginning with Q2/19, we adopted a variable gold to silver ratio for reporting that approximates the average price during each fiscal quarter.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979. We produce and sell gold and silver from our operations in Canada, the United States and Argentina, and have a number of exploration assets in Canada, the United States, Mexico and Argentina.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. The Company also holds a 47.7% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC as equity investments.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; C$ refers to Canadian dollars; and ARS refers to Argentine pesos. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q1/24 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the quarter ended March 31, 2024, are summarized below, and discussed further under “Consolidated Performance”:

Corporate Developments

●	On April 16, 2024, the Company entered into a definitive agreement and plan of merger to acquire all of the issued and outstanding shares of Timberline Resources Corporation (“Timberline”). Timberline shareholders will have the right to receive 0.01 of a share of the Company’s common stock for each share of Timberline’s common stock. At closing, the Company expects to issue approximately 1.8 million shares. The closing of the transaction is subject to customary conditions, including receipt of necessary regulatory and stock exchange approvals and approval from Timberline’s shareholders holding a majority of its outstanding shares.

Operational Highlights

●	Consolidated GEO production in Q1/24 increased by 8% compared to Q1/23. We produced 33,037 GEOs in Q1/24 which included 12,934 attributable GEOs from the San José mine(1) and reiterate our consolidated production guidance of 130,000 to 145,000 GEOs for full year 2024.

●	Consolidated GEOs sold increased by 13% increase compared to Q1/23. We sold 34,407 GEOs in Q1/24, including 14,603 attributable GEOs from the San José mine(1). This compares to 30,390 GEOs sold in Q1/23, including 11,190 attributable GEOs from the San José mine(1).

●	Progress towards growth continued at Fox Complex. We produced 7,486 GEOs during Q1/24, slightly lower than planned due to lower than expected mined grades. These impacts were somewhat mitigated by the ability to crush and process our long-term low-grade stockpile. Our operations revised their mine plans and subsequent to quarter end, we have begun to see higher grades and gold production from the Froome mine. As a result, we reiterate production guidance at the Fox Complex of 40,000 to 42,000 GEOs for full year 2024.

●	At the Gold Bar Mine, we produced 11,716 GEOs during Q1/24, an increase of 82% compared to Q1/23. Strong production was a result of the improved weather conditions in Q1/24 compared to Q1/23; we were not impacted by flooding conditions during this season. Strong production was underpinned by our contractor and crushing efficiencies achieved during late 2023. Gold Bar mine remains on track to meet guidance of 40,000 to 43,000 GEOs for full year 2024.

●	At the San José Mine, Q1/24 production increased by 15% compared to Q1/23 due to an improvement in average grade processed. San José mine produced 12,934 attributable GEOs during Q1/24, exceeding their year-to-date plan. Future quarters through 2024 are expected to achieve higher production; the first quarter of each year is impacted by production seasonality due to annual maintenance efforts. We reiterate full year guidance of 50,000 to 60,000 attributable GEOs(1).

●	Los Azules continues to advance its exploration program to feasibility. As of March 31, 2024, we drilled over 185,000 feet (56,528 meters) during the 2023-2024 exploration season with no lost-time incidents. Results from assays to date include significant copper values over wide intercepts, and confirm the resource block model used in the June 2023 Preliminary Economic Assessment (“PEA”). The objectives of this season also include metallurgical, geotechnical, and hydrogeological drilling, in addition to condemnation and stability testing to support the completion of a feasibility study in early 2025.

●	We continue to meet safety expectations at our 100% owned operating mines. During Q1/24, we did not have any lost-time incidents at our Fox Complex and Gold Bar Mine.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $22.0 million, and consolidated working capital of $14.1 million as at March 31, 2024. (December 31, 2023 – $23.0 million and $22.7 million, respectively).

●	Revenues of $41.2 million were reported in Q1/24 from the sale of 19,805 GEOs from our 100% owned operations at an average realized price(2) of $2,131 per GEO. This compares to Q1/23 revenues of $34.8 million from the sale of 19,193 GEOs from our 100% owned operations at a realized price of $1,856 per GEO.

●	We reported gross profit of $6.0 million in Q1/24, compared to gross profit of $4.4 million in Q1/23 from our 100% owned operations. Higher revenues, driven by a 15% increase in realized gold prices and a 3% increase in GEOs sold drove improvements in gross profit and cash gross profit.

●	Net loss for Q1/24 was $20.4 million, or $0.41 per share, compared to Q1/23 net loss of $43.1 million, or $0.91 per share. This improvement was driven by $31.1 million lower advanced project expenditures at Los Azules, the results of which were deconsolidated beginning in Q4/23, and offset by our improved gross margin as described above and $18.0 million of losses in McEwen Copper Inc., representing our portion of exploration costs.

●	Adjusted EBITDA(2) for Q1/24 was $6.3 million, or $0.13 per share, compared to Q1/23 adjusted EBITDA of negative $2.9 million, or negative $0.06 per share. Adjusted EBITDA excludes the exploration expenditure impact of McEwen Copper Inc. and reflects the operating earnings of our gold properties, including the San José mine.

●	Cash costs(2) and AISC(2) per GEO sold for the Fox Complex in Q1/24 were $1,555 and $1,928, respectively, as compared to full-year guidance of $1,225-1,325 and $1,450-1,550, respectively. As a result of the lower mined grades described above, our unit costs were impacted by low processed grades, including the consumption of lower grade stockpiles, negatively impacting gold production and unit costs. As we improve gold production through the remainder of 2024, we expect to achieve full year cost guidance accordingly.

●	Cash costs(2) and AISC(2) per GEO sold for the Gold Bar mine in Q1/24 were $1,088 and $1,201, respectively, which was significantly lower compared to full year guidance of $1,450-1,550 and $1,650-1,750, respectively. As operations move towards high strip ratio mining areas in the second half of 2024, we expect to see our unit costs increase.

●	Cash costs(2) and AISC(2) per GEO sold for the San José mine in Q1/24 were $1,607 and $1,947, respectively, as compared to full year guidance of $1,300-1,500 and $1,500-1,700, respectively. While San José exceeded its production and cost targets in Q1/24, the first quarter traditionally has lower production due to the timing of annual maintenance programs. Through 2024, unit costs are expected to lower to meet guidance as production increases.

Exploration and Mineral Resources and Reserves

●	McEwen Copper invested $48.2 million in their Los Azules copper project in Argentina during Q1/24 primarily to support its extensive drilling program and associated activities, as described above. To date, McEwen Copper has invested over $230 million in exploration expenditures to advance the Los Azules project to feasibility, and based on our last financing in Q4/23, has an implied market value of over $800 million.

●	We incurred $3.9 million in exploration expenses at our other operations, primarily to advance our Stock and Grey Fox projects at the Fox Complex, and de-risking our mine plan at the Gold Bar mine through additional drilling in our Cabin Creek pit.
(1)	At our 49% attributable interest.

(2) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 30.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present select financial and operating results of our company for the years ended March 31, 2024, and 2023:

	Three months ended March 31,
	2024	2023

	(in thousands, except per share)
Revenue from gold and silver sales(1)	$41,228	$34,752
Production costs applicable to sales(1)	$(25,110)	$(23,413)
Gross profit (loss)(1)	$6,011	$4,443
Adjusted EBITDA (2)	$6,322	$(2,854)
Adjusted EBITDA per share (2)	$0.13	$(0.06)
Net loss	$(20,383)	$(43,076)
Net loss per share	$(0.41)	$(0.91)
Cash from (used) in operating activities	$3,881	$(28,608)
Cash additions to mineral property interests and plant and equipment	$(4,522)	$(4,950)

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 30.

	March 31, 2024	December 31, 2023

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$21,989	$23,020
Working capital	$14,112	$22,658

	Three months ended March 31,
	2024	2023

	(in thousands, except per ounce)
GEOs produced(1)	33.0	30.4
100% owned operations	20.1	19.2
San José mine (49% attributable)	12.9	11.2
GEOs sold(1)	34.4	30.4
100% owned operations	19.8	19.2
San José mine (49% attributable)	14.6	11.2
Average realized price ($/GEO)(2)(3)	$2,131	$1,856
P.M. Fix Gold ($/oz)	$2,070	$1,890
Cash cost per ounce ($/GEO sold):(2)
100% owned operations	$1,268	$1,220
San José mine (49% attributable)	$1,607	$1,800
AISC per ounce ($/GEO sold):(2)
100% owned operations	$1,481	$1,446
San José mine (49% attributable)	$1,947	$2,234
Gold : Silver ratio(1)	89 : 1	84 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 89 : 1 for Q1/24 and 84 : 1 for Q1/23.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 30.
(3)	On sales from 100% owned operations only, excluding sales from our stream.

CONSOLIDATED PERFORMANCE

For Q1/24, we reported gross profit of $6.0 million compared to gross profit of $4.4 million for Q1/23. The increase in gross profit is attributed to an increase in revenue of $6.5 million from our 100% owned operations, and partially offset by an increase in production costs of $1.7 million.

For Q1/24, we reported net loss of $20.4 million (or $0.41 per share) compared to net loss of $43.1 million (or $0.91 per share) for Q1/23. This decrease was primarily driven by a lower portion of exploration expenditures at the Los Azules copper project attributable to the Company, arising from the deconsolidation of McEwen Copper. Partially offsetting this was an increase in gross profit as described above.

We reported adjusted EBITDA of $6.3 million (or $0.13 per share) in Q1/24, compared to Q1/23 adjusted EBITDA of negative $2.9 million, or negative $0.06 per share. The improvement in adjusted EBITDA reflects our improved gross margin at both our 100% owned mines as well as at the San José mine.

Production from our 100% owned mines of 20,104 GEOs in Q1/24 increased by 911 GEOs as compared to 19,193 GEOs produced in Q1/23. At our Fox Complex operations, production decreased by 5,196 GEOs in Q1/24 as compared to Q1/23 as a result of lower mined gold grades, while at Gold Bar our production increased by 5,263 GEOs as a result of higher average head grades and a significant increase in processed tonnes.

Our attributable share of the San José mine production was 12,934 GEOs in Q1/24, which was 15% higher than 11,241 GEOs produced in Q1/23. This increase was primarily driven by 19% higher average gold and silver head grades resulting from the significant mine planning efforts undertaken through 2023.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: During Q1/24, revenue from gold and silver sales from 100% owned operations increased to $41.2 million, compared to $34.8 million during Q1/23. This 19% increase was primarily driven by an increase in average realized gold prices, as well as production improvements at the Gold Bar mine. Our average realized price in Q1/24 was $2,131 per GEO, compared to $1,856 per GEO in Q1/23.

Production costs applicable to sales: During Q1/24, production costs applicable to sales increased slightly to $25.1 million, compared to $23.4 million during Q1/23. This 7% increase was primarily driven by higher production and, correspondingly, an increase in GEO sold.

Advanced project costs: During Q1/24, we incurred $2.5 million in advanced project costs compared to $33.6 million during Q1/23. Q1/23 advance project costs consisted primarily of costs to advance the exploration of Los Azules, the results of which were deconsolidated from our results beginning in Q4/23. Q1/24 advanced project expenditures were related to the further advancement of the Fenix Project in Mexico.

Exploration costs: Exploration costs of $3.9 million incurred during Q1/24 decreased by $2.0 million compared to Q1/23. At Fox Complex, we incurred $2.8 million to advance our Stock and Grey Fox projects during the period, while at Gold Bar mine, we incurred $1.1 million on building pads, geological modeling, and mobilization activities.

Income from investment in MSC: During Q1/24 we recorded income of $1.3 million from our investment in MSC, compared to a loss of $3.5 million during Q1/23. This increase was a result of significant production improvements which increased revenue, partially offset by higher production costs. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Loss from investment in McEwen Copper: During Q1/24 we recorded a loss of $18.0 million from our investment in McEwen Copper. This loss represents our proportion of McEwen Copper’s costs, consisting primarily of exploration expenditures.

Interest and other finance expense, net: Interest and other finance expense of $0.9 million during Q1/24 decreased by $9.4 million compared to income of $8.5 million during Q1/23. During Q1/23, interest and other finance income was driven by McEwen Copper’s income earned from investments of funds not immediately required for exploration activities. As the results of McEwen Copper have been deconsolidated from Q4/23 onwards, such income is no longer reported in Q1/24.

Other expense decreased from $2.6 million in Q1/23 to $0.1 million in Q1/24 as a result of a decrease in foreign exchange losses, primarily from the deconsolidation of McEwen Copper, which held significant portions of its treasury in Argentine pesos.

Income and mining tax recovery: In Q1/24 we recorded $2.6 million in income tax recovery, compared to $0.5 million in Q1/23, primarily due to a reduction of temporary tax differences on our equity investment in McEwen Copper.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance decreased by $1.0 million during Q1/24, from $23.0 million as at December 31, 2023 to $22.0 million as at March 31, 2024.

Operating cash inflows of $3.9 million during Q1/24 consisted of a net loss of $20.4 million, adjusted for non-cash impacts from $16.7 million in net losses from our equity investments and $7.9 million in depreciation, amortization, and depletion, partially offset by $3.1 million in deferred income and mining tax recovery. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $4.6 million during Q1/24 consisted primarily of additions to mineral property interests and plant and equipment and was driven primarily by capital development at our Froome mine in Canada.

Cash used in financing activities of $0.1 million during Q1/24 represented repayments of finance lease obligations.

Working capital as at March 31, 2024 was $14.1 million, and decreased by $8.6 million from $22.7 million as at December 31, 2023. This change was primarily attributable to the increase in our current liabilities, including a $3.0 million reclassification of the current portion of our long-term debt, short-term borrowings of $2.0 million presented as contract liabilities, and $2.0 million increase in accounts payable and accrued liabilities.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes the operating results for the Gold Bar mine for the three months ended March 31, 2024, and 2023:

	Three months ended March 31,
	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	678	563
Average grade (g/t Au)	0.77	0.84
Processed mineralized material (t)	683	579
Average grade (g/t Au)	0.80	0.83
Gold ounces:
Produced	11.7	6.5
Sold	12.2	6.3
Silver ounces:
Produced	0.1	0.2
Sold	—	0.4
GEOs:
Produced	11.7	6.5
Sold	12.2	6.3
Revenue from gold and silver sales	$25,278	$11,587
Cash costs(1)	$13,268	$9,341
Cash cost per ounce ($/GEO sold)(1)	$1,088	$1,491
All‑in sustaining costs(1)	$14,639	$10,805
AISC per ounce ($/GEO sold)(1)	$1,201	$1,725
Gold : Silver ratio	89 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 30 for additional information.

Q1/24 compared to Q1/23

The Gold Bar mine produced 11,716 GEOs in Q1/24. This represents an 82% increase from 6,453 GEOs produced in Q1/23. The substantial increase in quarterly production was the result of improved weather conditions in Q1/24 compared to Q1/23, the completion and commissioning of a heap leach pad expansion in late 2023, and an improvement in ore stacked and placed under leach due to consistent performance from our mine contractor and crushing operations.

Revenue from gold and silver sales was $25.3 million in Q1/24 compared to $11.6 million in Q1/23. The increase in revenue was the result of higher GEOs sold during Q1/24 (12,190 GEOs in Q1/24 compared to 6,260 GEOs in Q1/23) together with a higher average realized gold price ($2,131 per GEO in Q1/24 compared with $1,856 per GEO in Q1/24).

Production costs applicable to sales were $13.3 million during Q1/24 compared to $9.3 million during Q1/23. The increase was driven primarily by higher GEOs sold as described above: despite an 82% increase in GEOs produced, associated variable costs increased by only 34% due to improvements in mining, crushing, and stacking productivity.

Cash cost and AISC per GEO sold in Q1/24 were $1,088 and $1,201, respectively, compared to $1,491 and $1,725 in Q1/23, respectively. The improvement in cash costs and AISC per GEO sold was the direct result of higher GEOs sold as described above.

Exploration Activities

During Q1/24, exploration activities focused on geologic modeling, drill planning, and drill site construction in the 2024 target areas in preparation for the arrival of a reverse circulation (“RC”) drill in April. The first priority for drilling this year is at Cabin Creek, where an initial program across 15 holes is planned.

Drill pads have also been constructed at our Gold Bar South and Hunter targets, where drilling is expected to begin in Q2/24. At Gold Bar South, drilling across six holes will be focused on the east side of the planned pit, targeting the Horse Canyon – Devils Gate contact. At Hunter, drilling across six holes will explore the geologic controls and potential for near-surface mineralization in legacy drill holes.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Grey Fox and Stock West advanced-stage projects; the Stock mill; a number of exploration properties located near the city of Timmins, Ontario, Canada; and the Black Fox mine, currently on care and maintenance.

Fox Complex

The following table summarizes the operating results for the Fox Complex for the three months ended March 31, 2024, and 2023:

	Three months ended March 31,
	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	79	91
Average grade (g/t Au)	2.82	4.19
Processed mineralized material (t)	105	108
Average grade (g/t Au)	2.39	4.11
Gold ounces:
Produced	7.5	12.7
Sold, excluding stream	6.9	12.2
Sold, stream	0.6	0.7
Sold, including stream	7.6	12.9
Silver ounces:
Produced	1.1	1.4
Sold	1.3	2.5
GEOs:
Produced	7.5	12.7
Sold, excluding stream	6.9	12.2
Sold	7.6	12.9
Revenue from gold and silver sales	$14,750	$23,165
Cash costs(1)	$11,842	$14,072
Cash cost per ounce ($/GEO sold)(1)	$1,555	$1,088
All‑in sustaining costs(1)	$14,683	$16,949
AISC per ounce ($/GEO sold)(1)	$1,928	$1,311
Gold : Silver ratio	89 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 30 for additional information.

Q1/24 compared to Q1/23

The Froome mine produced 7,486 GEOs in Q1/24, compared to 12,682 GEOs produced in Q1/23. GEO production decrease was driven by 42% lower mined grades during Q1/24 compared to Q1/23. This decrease was somewhat offset by the consumption of long-term low grade stockpiles during the quarter. The operations conducted a review of mine plans and subsequent to the quarter end, we have begun to achieve higher mined grades and gold production. Other higher grade opportunities may be advanced earlier than planned in both the Froome and Black Fox mines.

Revenue from gold sales was $14.7 million in Q1/24 compared to $23.2 million in Q1/23. The decrease was driven by lower GEOs sold (7,614 GEOs in Q1/24 compared to 12,900 GEOs in Q1/23) and was partially offset by a favorable change in average realized gold prices ($1,937 per GEO in Q1/24 compared to $1,796 per GEO in Q1/23). Average realized gold prices at Froome are impacted by the historic streaming arrangements.

Production costs applicable to sales were $11.8 million in Q1/24 compared to $14.1 million in Q1/23, reflecting the decrease in GEOs produced and sold, as described above.

Cash cost and AISC per GEO sold were $1,555 and $1,928 in Q1/24, respectively, compared to $1,088 and $1,311 in Q1/23, respectively. The increase in unit costs was driven primarily by lower processed grades, including impacts from the processing of lower grade stockpiles, impacting GEOs produced as described above.

Exploration Activities

In Q1/24 we incurred $2.8 million for exploration at our Stock and Grey Fox projects. We drilled 75,509 feet over 89 holes completed using four surface diamond drill rigs. Diamond drilling was mainly focused on both resource additions and conversions at our Stock East deposit, as well as identifying additional near-term ounces for the Fox Complex.

Mexico Segment

The Mexico segment includes the El Gallo mine and the related advanced-stage Fenix Project, located in Sinaloa state.

During Q1/24, we sold 17 lots of sludge containing 590 gold ounces recovered from our tailings pond at the El Gallo mine to Quimera Metals S.A for a total of $1.2 million., representing a realized price of $2,034 per ounce.

Advanced-Stage Properties – Fenix Project

On December 31, 2020, we announced the results of a feasibility study for the development of our 100%-owned Fenix Project, which includes existing heap leach material at the El Gallo mine and the El Gallo Silver deposit. Key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction.

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

MSC Segment, Argentina

The MSC Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2024, and 2023 on a 100% basis:

	Three months ended March 31,
	2024	2023

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	128	108
Average grade mined (g/t)
Gold	3.84	4.30
Silver	230	237
Processed mineralized material (t)	126	128
Average grade processed (g/t)
Gold	4.6	3.9
Silver	258	215
Average recovery (%):
Gold	87	85
Silver	88	88
Gold ounces:
Produced	16.0	13.7
Sold	18.1	13.5
Silver ounces:
Produced	919	778
Sold	1,032	783
GEOs:
Produced	26.4	22.9
Sold	29.8	22.8
Revenue from gold and silver sales	$65,927	$45,740
Average realized price:
Gold ($/Au oz)	$2,214	$2,002
Silver ($/Ag oz)	$24.96	$23.84
Cash costs(1)	$47,884	$41,124
Cash cost per ounce sold ($/GEO)(1)	$1,607	$1,800
All‑in sustaining costs(1)	$58,024	$51,036
AISC per ounce sold ($/GEO)(1)	$1,947	$2,234
Gold : Silver ratio	89 : 1	84 : 1

(1) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 30 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1/24 compared to Q1/2023

On a 100% basis, the San José mine produced 26,396 GEOs in Q1/24 compared to 22,941 in Q1/23. The increase in GEOs produced was driven by a 17% and 20% increase in gold and silver head grades processed, respectively.

Revenue from gold and silver sales was $65.9 million in Q1/24 compared to $45.7 million in Q1/23. The increase was primarily due to an increase in GEOs sold (29,802 GEOs in Q1/24 compared to 22,800 GEOs in Q1/23), as well as a higher average realized gold price per ounce ($2,214/oz gold in Q1/24 compared with $2,002/oz gold in Q1/23).

Production costs applicable to sales were $47.9 million during Q1/24, compared to $41.1 million during Q1/23. Increased production costs were driven by higher personnel, processing, and inventory costs. This was primarily due to Argentinean inflation pressures which continued to impact costs in 2024.

Cash costs and AISC per GEO sold were $1,607 and $1,947 in Q1/24, respectively, and $1,800 and $2,234 in Q1/23, respectively. The decrease in cash costs and AISC per GEO sold primarily resulted from higher sold ounces as a result of higher processed gold and silver grades.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q1/24 resulted in income of $1.3 million, compared to a loss of $3.5 million in Q1/23.

McEwen Copper Inc.

We own a 47.7% interest in McEwen Copper Inc., which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. Up to the end of Q1 2024, McEwen Copper has invested over $230 million in exploration expenditures to advance the Los Azules project. Based on our financings in Q4 2024, McEwen Copper has an implied market value of $800 million.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry copper deposits and is located in the Province of San Juan, Argentina. Key highlights of our Q1/24 activities include.

Drilling Program

Our 2023-2024 drilling program began in October 2023. By March 31, 2024, we completed approximately 185,000 feet (56,500 meters) of drilling consisting of resource, metallurgical, geotechnical, and hydrogeological targets, in addition to drilling for condemnation and stability. The Los Azules drill hole database now totals approximately 664,000 feet (203,000 meters).

2023-2024 Preliminary Assay Results

Preliminary assay results from the 2023-2024 drilling season have been received and analyzed during Q1/24. These assay results include significant copper values over wide intercepts and align with those predicted by the resource block model used in the June 2023 Preliminary Economic Assessment (“PEA”) for Los Azules. Drill highlights include:

●	257 m of 0.76% Cu, within the enriched zone (Hole AZ23205)
●	446 m of 0.63% Cu, including 76 m of 0.92% Cu (Hole AZ23228)
●	250 m of 0.68% Cu, in the Enriched zone, including 192 m of 0.83% Cu (Hole AZ23230)

Further details on our assay results were released in our press release dated February 26, 2024.

Improved Copper Recovery

The Phase 1 copper heap leaching metallurgical tests conducted at SGS Chile Limitada in Santiago, Chile demonstrated an average copper recovery of 76.0% using conventional bio-heap leaching technology. This marks a notable increase of 3.2% compared to the recovery rate utilized in the 2023 PEA, representing a potential after tax NPV(8%) increase of approximately $262 million. Further details are included in our press release dated February 22, 2024.

Environmental Impact Assessment

The first presentation of the Environmental Impact Assessment to the Technical Evaluation Commission (“CIEAM”) was developed on November 24, 2023. The Company convened a technical exhibition meeting with members of the government's technical commission to discuss the assessment of the environmental impact report on exploitation. The comments raised primarily focused on water management and the preservation of onsite meadows/wetlands. Furthermore, additional works and infrastructure needs identified by the Company were addressed during the meeting.

Following this presentation, in April 2024, CIEAM visited our Los Azules site for two days to continue their evaluation of our Environmental Impact Assessment.

Investment in McEwen Copper

Our 47.7% attributable share of operations, including exploration costs, from our investment in McEwen Copper resulted in the recognition of a loss of $18.0 million in Q1/24.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended March 31, 2024
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$13,268	$11,842	$25,110
In‑mine exploration	799	—	799
Capitalized underground mine development (sustaining)	—	2,302	2,302
Capital expenditures on plant and equipment (sustaining)	551	—	551
Sustaining leases	21	539	560
All‑in sustaining costs	$14,639	$14,683	$29,322
Ounces sold, including stream (GEO)	12.2	7.6	19.8
Cash cost per ounce sold ($/GEO)	$1,088	$1,555	$1,268
AISC per ounce sold ($/GEO)	$1,201	$1,928	$1,481

	Three months ended March 31, 2023
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$9,341	$14,072	$23,413
Mine site reclamation, accretion and amortization	—	—	—
In‑mine exploration	482	—	482
Capitalized underground mine development (sustaining)	—	2,655	2,655
Capital expenditures on plant and equipment (sustaining)	693	—	693
Sustaining leases	289	222	511
All‑in sustaining costs	$10,805	$16,949	$27,754
Ounces sold, including stream (GEO)	6.3	12.9	19.2
Cash cost per ounce sold ($/GEO)	$1,491	$1,088	$1,220
AISC per ounce sold ($/GEO)	$1,725	$1,311	$1,446

	Three months ended March 31,
	2024	2023

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$47,884	$41,124
Mine site reclamation, accretion and amortization	304	292
Site exploration expenses	2,104	1,952
Capitalized underground mine development (sustaining)	7,331	7,130
Less: Depreciation	(799)	(550)
Capital expenditures (sustaining)	1,200	1,089
All‑in sustaining costs	$58,024	$51,036
Ounces sold (GEO)	29.8	22.8
Cash cost per ounce sold ($/GEO)	$1,607	$1,800
AISC per ounce sold ($/GEO)	$1,947	$2,234

Adjusted EBITDA and adjusted EBITDA per share

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure and does not have any standardized meaning. We use adjusted EBITDA to evaluate our operating performance and ability to generate cash flow from our wholly owned operations in production; we disclose this metric as we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our precious metal operations and capital activities separately from our copper exploration operations. The most directly comparable measure prepared in accordance with GAAP is net loss before income and mining taxes. Adjusted EBITDA is calculated by adding back McEwen Copper's income or loss impacts on our consolidated income or loss before income and mining taxes.

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended March 31,
	2024	2023

Adjusted EBITDA	(in thousands)
Net loss before income and mining taxes	$(22,940)	$(36,946)
Less:
Depreciation and depletion	10,278	7,178
Loss from investment in McEwen Copper Inc. (Note 9)	18,012	—
Advanced Projects – McEwen Copper Inc.	—	31,880
General, interest and other – McEwen Copper Inc.	—	(6,313)
Interest expense	972	1,347
Adjusted EBITDA	$6,322	$(2,854)
Weighted average shares outstanding (thousands)	49,440	47,428
Adjusted EBITDA per share	$0.13	$(0.06)

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

	Three months ended March 31,
	2024	2023

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$41,228	$34,752
Less: revenue from gold sales, stream	380	402
Revenue from gold and silver sales, excluding stream	$40,848	$34,350
GEOs sold	19.8	19.2
Less: gold ounces sold, stream	0.6	0.7
GEOs sold, excluding stream	19.2	18.5
Average realized price per GEO sold, excluding stream	$2,131	$1,856

	Three months ended March 31,
	2024	2023

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)

Gold sales	$40,176	$27,065
Silver sales	25,751	18,675
Gold and silver sales	$65,927	$45,740
Gold ounces sold	18.1	13.5
Silver ounces sold	1,032	783
GEOs sold	29.8	22.8
Average realized price per gold ounce sold	$2,214	$2,002
Average realized price per silver ounce sold	$24.96	$23.84
Average realized price per GEO sold	$2,212	$2,002

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

The were no significant changes in our critical accounting policies or estimates since December 31, 2023. For further details on the Company’s accounting policies and estimates, refer to the Form 10-K for the year ended December 31, 2023.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31, 2023 and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy.
●	the effects of pandemics on health in our operating jurisdictions and the worldwide, national, state and local responses to such pandemics, and direct and indirect effects of pandemics on our business plans and operations.
●	our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects.
●	our ability to maintain an ongoing listing of our common stock on the New York Stock Exchange or another national securities exchange in the United States.
●	decisions of foreign countries, banks, and courts within those countries.
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions.
●	operating results of MSC and McEwen Copper.
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices.
●	timing and amount of mine production.
●	our ability to retain and attract key personnel.
●	technological changes in the mining industry.
●	changes in operating, exploration, or overhead costs.
●	access and availability of materials, equipment, supplies, labor and supervision, power, and water.
●	results of current and future exploration activities.
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed.
●	changes in our business strategy.
●	interpretation of drill hole results and the geology, grade, and continuity of mineralization.
●	the uncertainty of reserve estimates and timing of development expenditures.
●	litigation or regulatory investigations and procedures affecting us.
●	changes in federal, state, provincial and local laws, and regulations.
●	local and community impacts and issues including criminal activity and violent crimes.
●	accidents, public health issues, and labor disputes.
●	uncertainty relating to title to mineral properties.
●	changes in relationships with the local communities in the areas in which we operate; and
●	decisions by third parties over which we have no control.

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at Minera Santa Cruz S.A. (“MSC”) and our 47.7% ownership in McEwen Copper Inc. (“McEwen Copper”), creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a decrease in our percentage of ownership.

Foreign Currency Risk

During the three months ended March 31, 2024, the Mexican peso appreciated 3% against the U.S dollar compared to an 8% appreciation in the same period of 2023.

The Canadian dollar experienced a 2% depreciation against the U.S. dollar for the three months ended March 31, 2024, compared to a 1% appreciation in the comparable period of 2023.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balance was $10.7 million (C$14.4 million) and $0.06 million (MXN1.0 million), respectively, at March 31, 2024. The effect that a 1% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of March 31, 2024, our VAT receivable balance was $12.7 million Mexican pesos, equivalent to approximately $0.7 million, for which a 1% change in the Mexican peso would have resulted in an immaterial gain/loss in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $41.2 million for the three months ended March 31, 2024, a 10% change in the price of gold and silver would have had an impact of approximately $4.2 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At March 31, 2024, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of March 31, 2024, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We face risks on the collection of our VAT receivables, which amount to $0.7 million as at March 31, 2024.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2024, we have surety bonds of $42.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 11% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the $40.0 million debt payable under the Third Amended and Restated Credit Agreement. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Item 4. CONTROLS AND PROCEDURES

Overview

We are in the process of ongoing remediation efforts related to the material weakness in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended, the “Annual Report”), the completion of which should enable the Company’s certifying officers to again confirm the effectiveness of the Company’s disclosure controls and procedures discussed below. During the quarter ended March 31, 2024, the Company made progress in redesigning and adding layers of review concerning its control procedures related to its transactions within inventory and mineral properties, and is continuing to assess its remediation requirements for income taxes and non-routine transactions when they again may arise, including by reorganizing personnel resources and/or engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts. The newly designed control procedures and additional remediation efforts will be implemented and tested over a sufficient number of instances with the intent to be considered effective in the coming quarters.

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the extent of the material weakness identified in internal control over financial reporting described above and previously disclosed in Part II, Item 9A of the Company’s Annual Report that continued to exist as of March 31, 2024, the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

In light of the foregoing, management performed additional analysis and other procedures to ensure that our unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls and Procedures

All disclosure controls and procedures and internal control over financial reporting processes and systems, no matter how well designed, have inherent limitations. Processes and systems deemed to be effective at any time can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations of its internal controls to enhance, where deemed appropriate, its procedures and controls.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

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

Item 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Agreement and plan of merger among McEwen Mining Inc., Lookout Merger Sub Inc. and Timberline Resources Corporation on April 16, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 18, 2024, Exhibit 2.1, File No. 001-33190).

10.2

Voting and Support Agreement between McEwen Mining Inc and Timberline Resources Corporation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 18, 2024, Exhibit 99.1, File No. 001-33190).

10.3

Grid Promissory Note between McEwen Mining Inc and Timberline Resources Corporation on April 16, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 18, 2024, Exhibit 99.2, File No. 001-33190).

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

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 8, 2024	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: May 8, 2024	By: Perry Ing,
Interim Chief Financial Officer