Form 10-K/A
period 2023-12-31
McEwen Mining Inc.
filed 2024-06-28
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Auditor Name: Ernst & Young LLP      Auditor Location: Toronto, Canada          Auditor Firm ID: 1263

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2024 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing, pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of Minera Santa Cruz S.A (“MSC”), a significant equity investee in which the Company holds a 49% equity ownership interest. In addition, the Company is filing the consent of the independent auditors of MSC and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2023, 2022 and 2021 and accordingly, the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2023 and 2022, and the related Statements of Profit (Loss) and Other Comprehensive Profit (Loss), Statements of Changes in Equity, and Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

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

23.19+	Consent of Independent Auditors
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95*	Mine safety disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 15, 2024, Exhibit 95, File No. 001-33190).
99.1+	MSC financial statements as at and for the year ended December 31, 2023
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Previously filed with or incorporated by reference in the original filing filed on March 15, 2024.

+	Filed or furnished with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: June 28, 2024		Perry Y. Ing, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4