Form 10-Q
period 2024-06-30
McEwen Mining Inc.
filed 2024-08-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 51,085,515 shares of common stock outstanding.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue from gold and silver sales	$47,476	$34,395	$88,704	$69,147
Production costs applicable to sales	(32,066)	(29,570)	(57,176)	(52,983)
Depreciation and depletion	(4,652)	(8,293)	(14,759)	(15,189)
Gross profit (loss)	10,758	(3,468)	16,769	975

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	—	(28,524)	—	(60,405)
Advanced projects - Other	(2,990)	(1,275)	(5,444)	(2,954)
Exploration	(4,984)	(5,852)	(8,855)	(11,752)
General and administrative	(4,461)	(2,050)	(8,534)	(5,491)
Loss from investment in McEwen Copper Inc. (Note 9)	(16,816)	—	(34,828)	—
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	4,701	(914)	5,979	(4,375)
Depreciation	(158)	(309)	(329)	(591)
Reclamation and remediation (Note 11)	3	(620)	(687)	(1,250)
	(24,705)	(39,544)	(52,698)	(86,818)
Operating loss	(13,947)	(43,012)	(35,929)	(85,843)

OTHER INCOME (EXPENSE):
Interest and other finance income (expense), net	(1,734)	19,577	(2,604)	28,041
Other income (expense) (Note 3)	310	(21,875)	222	(24,454)
Total other income (expense)	(1,424)	(2,298)	(2,382)	3,587
Loss before income and mining taxes	(15,371)	(45,310)	(38,311)	(82,256)
Income and mining tax recovery	2,376	2,049	4,933	2,585
Net loss after income and mining taxes	(12,995)	(43,261)	(33,378)	(79,671)
Net loss attributable to non-controlling interests	—	21,634	—	14,968
Net loss and comprehensive loss attributable to McEwen shareholders	$(12,995)	$(21,627)	$(33,378)	$(64,703)

Net loss per share (Note 13):
Basic and diluted	$(0.26)	$(0.46)	$(0.67)	$(1.36)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	49,718	47,428	49,580	47,428

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$40,685	$23,020
Marketable securities (Note 5)	1,945	1,743
Receivables, prepaids and other current assets (Note 6)	6,385	5,578
Due from McEwen Copper Inc. (Note 14)	3,148	2,376
Inventories (Note 7)	19,991	19,944
Total current assets	72,154	52,661
Mineral property interests and plant and equipment, net (Note 8)	167,828	169,950
Investment in McEwen Copper Inc. (Note 9)	291,319	326,147
Investment in Minera Santa Cruz S.A. (Note 9)	98,814	93,218
Inventories (Note 7)	11,831	10,100
Restricted cash (Note 4)	2,524	4,490
Other assets	673	673
TOTAL ASSETS	$645,143	$657,239

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,780	$22,656
Reclamation and remediation liabilities (Note 11)	2,280	3,105
Current portion of long-term debt (Note 10)	6,000	—
Flow-through share premium (Note 12)	6,823	1,661
Tax liabilities	2,455	1,603
Lease liabilities	679	978
Total current liabilities	43,017	30,003
Reclamation and remediation liabilities (Note 11)	42,157	39,916
Long-term debt (Note 10)	34,000	40,000
Deferred tax liabilities	35,753	40,572
Lease liabilities	714	488
Other liabilities	4,293	3,840
Total liabilities	$159,934	$154,819

Shareholders’ equity:
Common shares: 51,073 as at June 30, 2024 (in thousands) (Note 12)	$1,784,623	$1,768,456
Accumulated deficit	(1,299,414)	(1,266,036)
Total shareholders’ equity	485,209	502,420
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$645,143	$657,239

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended June 30, 2023 and 2024	Shares	Amount	Deficit	Interests	Total
Balance, March 31, 2023	47,428	$1,754,086	$(1,364,412)	$115,608	$505,282
Stock-based compensation	—	56	—	—	56
Restricted shares issued	46	—	—	—	—
Net loss	—	—	(21,627)	(21,634)	(43,261)
Balance, June 30, 2023	47,474	$1,754,142	$(1,386,039)	$93,974	$462,077

Balance, March 31, 2024	49,440	$1,768,927	$(1,286,419)	$—	$482,508
Stock-based compensation	100	1,321	—	—	1,321
Exercise of warrants	—	1	—	—	1
Sale of flow-through shares (Note 12)	1,533	14,374	—	—	14,374
Net loss	—	—	(12,995)	—	(12,995)
Balance, June 30, 2024	51,073	$1,784,623	$(1,299,414)	$—	$485,209

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Six months ended June 30, 2023 and 2024	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274
Stock-based compensation	—	84	—	—	84
Restricted shares issued	46	—	—	—	—
Proceeds from McEwen Copper Inc. financing	—	109,913	—	75,477	185,390
Net loss	—	—	(64,703)	(14,968)	(79,671)
Balance, June 30, 2023	47,474	$1,754,142	$(1,386,039)	$93,974	$462,077

Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$—	$502,420
Stock-based compensation	100	1,785	—	—	1,785
Exercise of warrants	—	8	—	—	8
Sale of flow-through shares (Note 12)	1,533	14,374	—	—	14,374
Net loss	—	—	(33,378)	—	(33,378)
Balance, June 30, 2024	51,073	$1,784,623	$(1,299,414)	$—	$485,209

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,378)	$(79,671)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	34,828	—
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	(5,979)	4,375
Dividends received from Minera Santa Cruz S.A. (Note 9)	383	295
Depreciation, amortization and depletion	15,088	15,780
Unrealized gain on marketable securities (Note 5)	(284)	(3,010)
Foreign exchange loss on marketable securities (Note 5)	—	1,810
Foreign exchange loss	702	24,691
Reclamation accretion and adjustments to estimate	216	1,535
Gain on disposal of property and equipment	(113)	—
Income and mining tax recovery	(5,816)	(2,585)
Stock-based compensation	1,785	84
Change in non-cash working capital items:
Change in other assets related to operations	(3,497)	(378)
Change in liabilities related to operations	3,552	(16,393)
Cash provided by (used in) operating activities	$7,487	$(53,467)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(11,206)	$(8,958)
Investment in marketable securities (Note 5)	—	(26,855)
Proceeds from sale of marketable securities (Note 5)	82	—
Cash used in investing activities	$(11,124)	$(35,813)

Cash flows from financing activities:
Issuance of flow-through common shares, net of issuance costs (Note 12)	$20,424	$—
Proceeds from exercise of warrants	8	—
Proceeds from McEwen Copper Inc. financing	—	185,390
Principal repayment on long-term debt	—	(25,000)
Payment of finance lease obligations	(394)	(948)
Cash provided by financing activities	$20,038	$159,442
Effect of exchange rate change on cash and cash equivalents	(702)	(24,691)
Increase in cash, cash equivalents and restricted cash	15,699	45,471
Cash, cash equivalents and restricted cash, beginning of period	27,510	43,579
Cash, cash equivalents and restricted cash, end of period	$43,209	$89,050

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
Interest paid	$(1,945)	$(2,106)
Interest received	629	30,782
Taxes paid	(401)	(4,746)

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of June 30, 2024, the Company also owns a 47.7% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC under the equity method of accounting.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and six months ended June 30, 2024 and 2023, the unaudited Consolidated Balance Sheet as at June 30, 2024 and the Consolidated Balance Sheet as at December 31, 2023, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

References to “CAD” refers to Canadian Dollar, “USD” refers to United States Dollar, and “MXN” refers to Mexican Peso.

NOTE 2 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production, development, and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The Company’s Chief Operating Decision Maker (“CODM”) reviews the operating results, assesses performance, and makes decisions about the allocation of resources to these segments at the geographic region level, major mine/project level or investment level where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments for accounting purposes. The Company’s business activities that are not considered operating segments are included in the General and Administrative and Other line item in the below table and are provided for reconciliation purposes.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended June 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$29,686	$17,790	$—	$—	$—	$47,476
Production costs applicable to sales	(19,170)	(12,896)	—	—	—	(32,066)
Depreciation and depletion	(434)	(4,218)	—	—	—	(4,652)
Gross profit	10,082	676	—	—	—	10,758

Advanced projects	—	—	(2,990)	—	—	(2,990)
Exploration	(2,547)	(2,437)	—	—	—	(4,984)
Income (loss) from equity method investments	—	—	—	4,701	(16,816)	(12,115)
Segment profit (loss)	$7,535	$(1,761)	$(2,990)	$4,701	$(16,816)	$(9,331)
General and administrative						(4,461)
Other expense						(1,579)
Loss before income and mining taxes						$(15,371)

Capital expenditures	$520	$5,424	$740	$—	$—	$6,684

Six months ended June 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$54,964	$32,540	$1,200	$—	$—	$88,704
Production costs applicable to sales	(32,437)	(24,739)	—	—	—	(57,176)
Depreciation and depletion	(6,470)	(8,289)	—	—	—	(14,759)
Gross profit (loss)	16,057	(488)	1,200	—	—	16,769

Advanced projects	—	—	(5,444)	—	—	(5,444)
Exploration	(3,628)	(5,227)	—	—	—	(8,855)
Income (loss) from equity method investments	—	—	—	5,979	(34,828)	(28,849)
Segment profit (loss)	$12,429	$(5,715)	$(4,244)	$5,979	$(34,828)	$(26,379)
General and administrative						(8,534)
Other expense						(3,398)
Loss before income and mining taxes						$(38,311)

Capital expenditures	$1,449	$8,204	$1,553	$—	$—	$11,206

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended June 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$15,971	$18,424	$—	$—	$—	$34,395
Production costs applicable to sales	(17,115)	(12,455)	—	—	—	(29,570)
Depreciation and depletion	(3,263)	(5,030)	—	—	—	(8,293)
Gross (loss) profit	(4,407)	939	—	—	—	(3,468)

Advanced projects	(303)	—	(972)	—	(28,524)	(29,799)
Exploration	(1,545)	(4,307)	—	—	—	(5,852)
Loss from equity method investments	—	—	—	(914)	—	(914)
Segment loss	$(6,255)	$(3,368)	$(972)	$(914)	$(28,524)	$(40,033)
General and administrative						(2,050)
Other expense						(3,227)
Loss before income and mining taxes						$(45,310)

Capital expenditures	$3,235	$1,410	$—	$—	$561	$5,206

Six months ended June 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$27,559	$41,588	$—	$—	$—	$69,147
Production costs applicable to sales	(26,455)	(26,528)	—	—	—	(52,983)
Depreciation and depletion	(4,523)	(10,666)	—	—	—	(15,189)
Gross profit (loss)	(3,419)	4,394	—	—	—	975

Advanced projects	(592)	—	(2,362)	—	(60,405)	(63,359)
Exploration	(2,320)	(9,046)	—	—	(386)	(11,752)
Loss from equity method investments	—	—	—	(4,375)	—	(4,375)
Segment loss	$(6,331)	$(4,652)	$(2,362)	$(4,375)	$(60,791)	$(78,511)
General and administrative						(5,491)
Other income						1,746
Loss before income and mining taxes						$(82,256)

Capital expenditures	$6,226	$4,183	$—	$—	$1,515	$11,924

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023
USA	$70,267	$71,234	$29,686	$15,971	$54,964	$27,559
Canada	80,731	83,674	17,790	18,424	32,540	41,588
Mexico	31,856	30,304	—	—	1,200	—
Argentina (2)(3)	390,135	419,366	—	—	—	—
Total Consolidated	$572,989	$604,578	$47,476	$34,395	$88,704	$69,147

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $98.8 million (December 31, 2023 – $93.2 million) and Investment in McEwen Copper of $291.3 million (December 31, 2023 – $326.1 million).
(3)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 Equity Method Investments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER EXPENSE

The following is a summary of other expense for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Unrealized and realized gain on investments	$461	$2,586	$259	$2,882
Foreign currency gain on Blue Chip Swaps	—	—	—	7,993
Foreign currency loss	(485)	(24,472)	(394)	(35,113)
Other income (loss), net	334	11	357	(216)
Total other income (expense)	$310	$(21,875)	$222	$(24,454)

During the six months ended June 30, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian bank account to Argentina. The Company realized a net gain of $7.6 million comprised of a foreign currency gain of $8.0 million and a realized loss on investments of $0.4 million, including the impact of fees and commissions on these Blue Chip Swap transactions.

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Cash and cash equivalents and restricted cash held in CAD	$26,577	$16,288
Cash and cash equivalents and restricted cash held in USD	16,461	10,578
Cash and cash equivalents held in other currencies	171	644
Total cash and cash equivalents and restricted cash	$43,209	$27,510

As at June 30, 2024, of $40.7 million of cash and cash equivalents, $29.7 million was committed to the Company’s Canadian Exploration Expenditures and Canadian Development Expenditures (December 31, 2023 – of $23.0 million of cash and cash equivalents, $16.1 million committed to CEE and CDE expenditures.

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the six months ended June 30, 2024, and 2023:

	As at	Additions/	Disposals/	Unrealized	Unrealized foreign	As at
	December 31,	transfers during	transfers during	gain on	exchange loss on	June 30,
	2023	period	period	securities held	securities held	2024
Marketable securities	$1,743	$—	$(82)	$284	$—	$1,945

	As at	Additions/	Disposals/	Unrealized	Unrealized foreign	As at
	December 31,	transfers during	transfers during	gain on	exchange loss on	June 30,
	2022	period	period	securities held	securities held	2023
Marketable securities	$1,133	$26,855	$—	$3,010	$(1,810)	$29,188
Warrants	162	—	(162)	—	—	—
Total marketable securities	$1,295	$26,855	$(162)	$3,010	$(1,810)	$29,188

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Government sales tax receivable	$2,333	$2,511
Prepaids and other assets	4,052	3,067
Receivables, prepaids and other current assets	$6,385	$5,578

NOTE 7 INVENTORIES

Inventories as at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Material on leach pads	$16,694	$11,963
In-process inventory	5,363	4,067
Stockpiles	971	5,939
Precious metals	1,672	1,955
Materials and supplies	7,122	6,120
	$31,822	$30,044
Less: long-term portion	(11,831)	(10,100)
Current portion	$19,991	$19,944

During three months ended June 30, 2024, inventories at Fox Complex and Gold Bar operations were written down by $nil (three months ended June 30, 2023 – $1.0 million and $2.8 million, respectively) to their estimated net realizable values.

During six months ended June 30, 2024, inventories at Fox Complex and Gold Bar operations were written down by $0.8 million and $nil, respectively (six months ended June 30, 2023 – $1.0 million and $2.8 million, respectively) to their estimated net realizable values. Of these write-downs, $0.6 million (six months ended June 30, 2023 – $3.0 million) was included in production costs applicable to sales and $0.2 million (six months ended June 30, 2023 – $0.8 million) was included in depreciation and depletion in the Statement of Operations.

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

During the six months ended June 30, 2024, no indicators of impairment were noted for any of the Company’s mineral property interests.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 9 EQUITY METHOD INVESTMENTS

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investments in McEwen Copper and MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with US GAAP.

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three and six months ended June 30, 2024, is as follows:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
McEwen Copper (100%)
Advanced projects	$(37,547)	$(85,730)
Other expenses	(1,835)	(3,851)
Foreign exchange income (loss)	310	(3,682)
Interest and other income(1)	3,841	20,295
Loss before tax	$(35,231)	$(72,968)
Current and deferred taxes	—	—
Net loss	$(35,231)	$(72,968)

Portion attributable to McEwen Mining (47.7%)
Net loss on investment in McEwen Copper	$(16,816)	$(34,828)

(1) Interest and other income include gains on marketable securities and other finance-related income.

Changes in the Company’s investment in McEwen Copper for the six months ended June 30, 2024, and for the year ended December 31, 2023, are as follows:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Investment, beginning of period	$326,147	$—
Deconsolidation of McEwen Copper	—	383,968
Attributable net loss from McEwen Copper	(34,828)	(57,821)
Investment, end of period	$291,319	$326,147

A summary of the key assets and liabilities of McEwen Copper as at June 30, 2024, before and after adjustments for fair value increments arising from the purchase price allocation, is as follows:

	Balance excluding		Balance including
As at June 30, 2024	fair value increments	Adjustments	fair value increments
Current assets	$20,423	$—	$20,423
Total assets	$203,671	$262,494	$466,165

Current liabilities	$(21,938)	$—	$(21,938)
Total liabilities	$(22,188)	$—	$(22,188)

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Equity method investment in MSC

A summary of the operating results for MSC for the three and six months ended June 30, 2024, and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$74,348	$67,712	$140,274	$113,452
Production costs applicable to sales	(48,220)	(46,931)	(96,105)	(88,055)
Depreciation and depletion	(14,723)	(14,363)	(23,649)	(22,593)
Gross profit	11,405	6,418	20,520	2,804
Exploration	(3,018)	(2,846)	(5,122)	(4,798)
Other expense(1)	(2,451)	(7,911)	(950)	(11,145)
Income (loss) before tax	$5,936	$(4,339)	$14,448	$(13,139)
Current and deferred tax recovery (expense)	4,514	4,828	(333)	8,143
Net income (loss)	$10,450	$489	$14,115	$(4,996)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$5,120	$239	$6,918	$(2,448)
Amortization of fair value increments	(667)	(1,269)	(1,377)	(2,153)
Income tax recovery	248	116	438	226
Income (loss) from investment in MSC, net of amortization	$4,701	$(914)	$5,979	$(4,375)

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

Changes in the Company’s investment in MSC for the six months ended June 30, 2024, and for the year ended December 31, 2023, are as follows:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Investment, beginning of period	$93,218	$93,451
Attributable net income from MSC	6,918	4,157
Amortization of fair value increments	(1,377)	(4,612)
Income tax recovery	438	517
Dividend distribution received	(383)	(295)
Investment, end of period	$98,814	$93,218

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of MSC as at June 30, 2024 before and after adjustments for fair value increments arising from the purchase price allocation, are as follows:

	Balance excluding		Balance including
As at June 30, 2024	fair value increments	Adjustments	fair value increments
Current assets	$117,716	$1,005	$118,721
Total assets	$210,900	$68,970	$279,870

Current liabilities	$(42,792)	$—	$(42,792)
Total liabilities	$(78,945)	$654	$(78,291)

NOTE 10 DEBT

A reconciliation of the Company’s debt for the six months ended June 30, 2024, and for the year ended December 31, 2023, is as follows:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Balance, beginning of period	$40,000	$63,979
Principal repayment on debt	—	(25,000)
Interest expense	1,945	5,749
Interest payments	(1,945)	(4,728)
Balance, end of period	$40,000	$40,000
Less: current portion	6,000	—
Long-term portion	$34,000	$40,000

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at June 30, 2024, the asset retirement obligation balances at the properties subject to these obligations were $21.7 million at the Gold Bar and Tonkin properties in Nevada, $15.5 million at the Fox Complex and $7.2 million at the El Gallo mine in Mexico (December 31, 2023 – $20.6 million, $8.0 million and $14.4 million, respectively).

A reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2024, and for the year ended December 31, 2023, is as follows:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Reclamation and remediation liabilities, beginning balance	$43,021	$41,846
Settlements	(304)	(1,358)
Accretion of liability	1,375	2,536
Revisions to estimates and discount rate	800	(300)
Foreign exchange revaluation	(455)	297
Reclamation and remediation liabilities, ending balance	$44,437	$43,021
Less: current portion	2,280	3,105
Long-term portion	$42,157	$39,916

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Reclamation expense in the Statement of Operations includes adjustments for updates in the reclamation liability for properties that do not have mineral reserves that conform to guidance under S-K 1300. Reclamation accretion for all properties is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Reclamation adjustment reflecting updated estimates	$(688)	$—	$(705)	$20
Reclamation accretion	685	620	1,392	1,230
Total	$(3)	$620	$687	$1,250

NOTE 12 SHAREHOLDERS’ EQUITY

Flow-Through Shares Issuance

On December 14, 2023, the Company issued 1,903,000 flow-through common shares for gross proceeds of $16.1 million. The issuance consisted of the Canadian Exploration Expenditures (“CEE”) offering of 788,000 common shares priced at $9.27 per share and the Canadian Development Expenditures (“CDE”) offering of 1,115,000 common shares priced at $7.86 per share. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $1.0 million were accounted for as a reduction to the value of common shares issued. Net proceeds of $15.1 million were allocated between the sale of tax benefits in the amount of $1.7 million and the sale of common shares in the amount of $13.4 million.

On June 14, 2024, the Company issued 1,533,000 flow-through common shares for gross proceeds of $21.8 million. The issuance consisted of the CEE offering of 643,000 common shares priced at $15.45 per share and the CDE offering of 890,000 common shares priced at $13.40 per share. Proceeds are expected to be used for the ongoing exploration and development of the Fox Complex. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $1.4 million were accounted for as a reduction in the value of the common shares. Net proceeds of $20.4 million were allocated between the sale of tax benefits in the amount of $6.0 million and sale of common shares in the amount of $14.4 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of June 30, 2024, the Company incurred a total of $5.0 million in eligible CEE and a total of $3.1 million in eligible CDE (December 31, 2023 - $nil). The Company expects to fulfill its remaining CEE and CDE commitments from the December 2023 issuance by the end of 2024. CEE and CDE commitments from the June 2024 issuance are expected to be fulfilled by the end of 2025.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company has reported a net loss, diluted net loss per share is computed in the same manner as basic net loss per share, as instruments are generally anti-dilutive during such periods.

For the six months ended June 30, 2024, all 868,480 outstanding stock options and all 2,169,926 outstanding warrants were excluded from the computation of diluted loss per share. Similarly, for the six months ended June 30, 2023, all 973,170 outstanding stock options and all 2,976,816 outstanding warrants were excluded.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVlaw	$52	$49	$88	$97

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2024	December 31, 2023
REVlaw	$52	$96

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	June 30, 2024	December 31, 2023
McEwen Copper Inc.	$3,148	$2,376

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer acted as a lender in the restructured $40.0 million term loan and continued as such under the Amended and Restated Credit Agreement. During the three and six months ended June 30, 2024, the Company paid $0.9 million and $1.9 million, respectively (three and six months ended June 30, 2023 – $0.8 million and $1.7 million, respectively) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at June 30, 2024 and December 31, 2023, as reported in the Consolidated Balance Sheets:

	Fair value as at June 30, 2024			Fair value as at December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable securities	$1,945	$—	$1,945	$1,743	$—	$1,743

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

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

The fair value of financial assets and liabilities held as at June 30, 2024 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $40.0 million (December 31, 2023 – $40.0 million). The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at June 30, 2024, the Company had surety facilities in place to cover its bonding obligations, which include $33.3 million of bonding in Nevada and $7.3 million (C$10.0 million) of bonding in Canada.

The terms of the facilities carry an average annual financing fee of 2.3% and require a deposit of 6.1%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2024, the Company recorded $2.5 million in restricted cash in non-current assets as a deposit against the surety facility.

Streaming agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During six months ended June 30, 2024, the realized gold price from the streaming agreement was $601 per ounce (six months ended June 30, 2023 – $589 per ounce).

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2024, the Company recorded revenue of $0.4 million and $0.8 million, respectively (three and six months ended June 30, 2023 – $0.6 million and $1.0 million, respectively) related to the gold stream sales.

Flow-through eligible expenses

On December 14, 2023, the Company completed a flow-through share issuance for gross proceeds of $16.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As at June 30, 2024, the Company has incurred $8.1 million in CEE and CDE and expects to fulfill its remaining obligations by the end of 2024.

On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.9 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company expects to fulfill its CEE and CDE obligations from its most recent raise by the end of 2025.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Prepayment agreement

In May 2024, the Company extended the existing precious metals purchase agreement with Auramet International LLC (“Auramet”). Key terms of the agreement remained unchanged. Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three and six months ended June 30, 2024, the Company received net proceeds of $nil and $4.8 million, respectively, from the sales on a Supplier Advance Basis (three and six months ended June 30, 2023 – $29.4 million and $52.2 million, respectively). During the six months ended June 30, 2024, the Company recorded revenue of $4.8 million related to gold sales (six months ended June 30, 2023 – $47.2 million) with no amounts outstanding under this facility as at June 30, 2024.

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

NOTE 17 SUBSEQUENT EVENT

On July 12, 2024, the Company and Mr. McEwen subscribed to private placement financing in McEwen Copper Inc., purchasing 466,667 common shares and 166,667 common shares, respectively, for a total price of $14.0 million and $5.0 million, respectively.  Following the transaction, the Company’s ownership of McEwen Copper Inc. increased from 47.7% to 48.3%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refer to McEwen Mining Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three and six months ended June 30, 2024 and compares those to the results for the three and six months ended June 30, 2023. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2023.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash costs, cash costs per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP.

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2024, and 2023 and to our Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 31.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2024, and 2023 are abbreviated as Q2/24 and Q2/23, respectively, and the reporting periods for the six months ended June 30, 2024, and 2023 are abbreviated as H1/24 and H1/23, respectively.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 81:1 for Q2/24 and 83:1 for Q2/23, which approximates the average price during each fiscal quarter.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979, and is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of June 30, 2024, the Company also holds a 47.7% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC as equity investments.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; C$ refers to Canadian dollars; and ARS refers to Argentine pesos. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q2/24 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2/2024 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On April 16, 2024, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of Timberline Resources Corporation (“Timberline”). Timberline shareholders will have the right to receive 0.01 of a share of the Company’s common stock for each share of Timberline’s common stock. At closing, the Company expects to issue approximately 1.8 million shares. The closing of the transaction is expected to occur by late August 2024, and is subject to customary conditions, including receipt of necessary regulatory and shareholder approvals.

●	On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.9 million. The proceeds will be used for eligible expenditures at the Company’s site in Timmins, Canada, including for exploration drilling and access ramp development. The Company expects to fulfill obligations associated with the most recent tranche of flow-through shares by the end of 2025.

●	On June 25, 2024, McEwen Copper announced a private placement financing for up to $70.0 million to advance the Los Azules copper project, including a commitment by McEwen Mining for a $14.0 million investment, and by Rob McEwen, Executive Chairman and Chief Owner, for a $5.0 million investment. Subsequent to quarter end, McEwen Copper issued 466,667 common shares to McEwen Mining for the aforementioned proceeds. McEwen Mining’s ownership of McEwen Copper is currently 48.3%.

Operational Highlights

●	Consolidated production of 35,265 GEOs in Q2/24 was comparable to 35,658 GEOs in Q2/23. During H1/24, we produced 68,320 GEOs, including 27,605 attributable GEOs from the San José mine(1), and reiterate our consolidated production guidance of 130,000 to 145,000 GEOs for full year 2024, supported by strong production performance from the Gold Bar and San José Mines.

●	Consolidated sales of 35,182 GEOs in Q2/24 was comparable to 35,051 GEOs in Q2/23. During H1/24, we sold 69,589 GEOs, including 29,156 attributable GEOs from the San José mine(1).

●	At the Fox Complex, we produced 8,297 GEOs during Q2/24, a 20% decrease compared to 10,351 GEOs produced during Q2/23. Limited access to available stopes due to development delays, resulting in lower mined material, was offset by the processing of our stockpile inventory to maintain mill throughput. During H1/24, we produced 15,800 GEOs at Fox Complex. While we engaged a mining contractor at the end of Q2/24 to address development, we expect annual production to be approximately 15-20% below the low end of annual guidance of 40,000 GEOs.

●	At the Gold Bar Mine, we produced 12,297 GEOs during Q2/24, an increase of 56% compared to Q2/23. Increased mine production from our higher-grade Pick pit enabled higher GEO production from our expanded heap leach facilities. During H1/24, we produced 24,013 GEOs at the Gold Bar Mine and we remain on track to meet, and potentially exceed, annual production guidance of 40,000 to 43,000 GEOs.

●	At the San José Mine, Q2/24 production decreased by 15% compared to Q2/23. San José mine produced 14,672 attributable GEOs(1) during Q2/24 compared to 17,358 attributable GEOs(1) during Q2/23. Production was primarily impacted adversely by lower gold grades processed, slightly offset by higher gold recoveries. With 27,605 attributable GEOs produced in H1/24, San José mine remains on track to meet annual production guidance of 50,000 to 60,000 attributable GEOs(1).

●	We continued to advance our exploration program at Los Azules to feasibility. The Los Azules team concluded their 2023-2024 drilling program in June 2024 at the onset of winter in San Juan, Argentina, drilling over 230,800 feet (70,364 meters), sufficient to complete our planned feasibility study expected to be published in H1/25.

●	We continued to meet safety expectations at our 100% owned operating mines. During H1/24, we did not have any lost-time incidents at our Fox Complex and Gold Bar Mine.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $40.7 million, and consolidated working capital of $29.1 million as at June 30, 2024. (December 31, 2023 – $23.0 million and $22.7 million, respectively).

●	Revenue of $47.5 million was reported in Q2/24 from the sale of 20,630 GEOs from our 100% owned operations at an average realized price(2) of $2,355 per GEO. This compares to Q2/23 revenue of $34.4 million from the sale of 18,172 GEOs from our 100% owned operations at a realized price of $1,951 per GEO.

●	We reported gross profit of $10.8 million in Q2/24, compared to gross loss of $3.5 million in Q2/23 from our 100% owned operations. Higher revenues, driven by a 21% increase in realized gold prices and a 13% increase in GEOs sold drove improvements in gross profit.

●	Net loss for Q2/24 was $13.0 million, or $0.26 per share, compared to a net loss of $21.6 million for Q2/23, or $0.46 per share. Our results improved primarily due to the improvement in gross margin, driven by higher average realized gold prices as discussed above.

●	Adjusted EBITDA(2) for Q2/24 was $7.2 million, or $0.15 per share, compared to Q2/23 adjusted EBITDA of negative $5.8 million, or negative $0.12 per share. Adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the operating earnings of our properties, including the San José mine.

●	Cash costs(2) and AISC(2) per GEO sold for the Fox Complex in Q2/24 were $1,588 and $1,874, respectively. H1/24 cash costs and AISC per GEO sold were $1,572 and $1,886, respectively, as compared to annual guidance ranges of $1,225 to $1,325 and $1,450 to $1,550, respectively. Consistent with our outlook on production, we expect that meeting cost guidance will remain challenging.

●	Cash costs(2) and AISC(2) per GEO sold for the Gold Bar mine in Q2/24 were $1,532 and $1,634, respectively. H1/24 cash costs and AISC per GEO sold were $1,313 and $1,404, respectively, as compared to annual guidance of $1,450 to $1,550 and $1,650 to $1,750, respectively. Unit costs are expected to rise in the second half of 2024 as stripping costs increase to support production plans in 2025.

●	Cash costs(2) and AISC(2) per GEO sold for the San José mine in Q2/24 were $1,624 and $2,032, respectively, as compared to full year guidance of $1,300 to $1,500 and $1,500 to $1,700, respectively. Mining and sustaining exploration costs increased in Q2/24 compared to plan, to address lower than expected mined grades. As planned production improves in H2/24, unit costs are expected to fall accordingly.

Exploration and Mineral Resources and Reserves

●	McEwen Copper invested $37.5 million in exploration expenditures at their Los Azules copper project in Argentina during Q2/24 primarily to complete its 2023 – 2024 drilling program and associated activities. Including amounts spent by Minera Andes Inc. prior to 2012, and McEwen Mining prior to 2021, we have invested over $350.0 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

●	We incurred $5.0 million in exploration expenses at our other operations during Q2/24, primarily to advance our Grey Fox project at the Fox Complex and to advance on short and medium term exploration projects at the Gold Bar mine through additional drilling on our Cabin Creek and Gold Bar South pits, among other targets.

(1) At our 49% attributable interest.

(2) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of the Company for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$47,476	$34,395	$88,704	$69,147
Production costs applicable to sales (1)	$(32,066)	$(29,570)	$(57,176)	$(52,983)
Gross profit (loss) (1)	$10,758	$(3,468)	$16,769	$975
Adjusted EBITDA (2)	$7,227	$(5,845)	$(48,583)	$(17,455)
Adjusted EBITDA per share (2)	$0.15	$(0.12)	$(0.98)	$(0.37)
Net loss	$(12,995)	$(21,627)	$(33,378)	$(64,703)
Net loss per share	$(0.26)	$(0.46)	$(0.67)	$(1.36)
Cash from (used) in operating activities	$2,507	$(25,154)	$7,487	$(53,762)
Additions to mineral property interests and plant and equipment	$6,684	$4,008	$11,206	$8,958

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.

	June 30, 2024	December 31, 2023

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$40,685	$23,020
Working capital	$29,137	$22,658

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except per ounce)
GEOs produced (1)	35.3	35.7	68.3	66.0
100% owned operations	20.6	18.3	40.7	37.4
San José mine (49% attributable)	14.7	17.4	27.6	28.6
GEOs sold (1)	35.2	35.1	69.6	65.5
100% owned operations	20.6	18.2	40.4	37.4
San José mine (49% attributable)	14.6	16.9	29.2	28.1
Average realized price ($/GEO) (2)(3)	$2,355	$1,951	$2,246	$1,877
P.M. Fix Gold ($/oz)	$2,338	$1,975	$2,203	$1,931
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$1,554	$1,627	$1,414	$1,418
San José mine (49% attributable)	$1,624	$1,362	$1,615	$1,537
AISC per ounce ($/GEO sold) (2)
100% owned operations	$1,728	$1,912	$1,592	$1,665
San José mine (49% attributable)	$2,032	$1,811	$1,978	$1,980
Gold : Silver ratio (1)	81 : 1	83 : 1	85 : 1	84 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 81 : 1 for Q2/24 and 83 : 1 for Q2/23.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 31.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED PERFORMANCE

Driven by an increase in the average realized price per GEO sold from $1,951 in Q2/23 to $2,355 in Q2/24, we reported a gross profit of $10.8 million in Q2/24, compared to a gross loss of $3.5 million for Q2/23. Sales volumes remained consistent across comparative periods, increasing to 35,182 GEOs in Q2/24 from 35,051 GEOs in Q2/23.

Supported by our improvement in gross margin described above, we reported a net loss of $13.0 million (or $0.26 per share) and adjusted EBITDA of $7.2 million (or $0.15 per share) in Q2/24, compared to a net loss of $21.6 million (or $0.46 per share) and adjusted EBITDA of negative $5.8 million (or negative $0.12 per share) in Q2/23.

Production from our 100% owned mines of 20,594 GEOs in Q2/24 increased by 2,327 GEOs, from 18,267 GEOs produced in Q2/23. At the Gold Bar mine, the production increase of 4,381 GEOs in Q2/24 compared to Q2/23 was primarily attributable to a 48% increase in tonnes processed, as well as higher processed gold grades. This was offset by a decrease in Fox Complex production of 2,054 GEOs in Q2/24 compared to Q2/23 driven by lower mine production, slightly offset by the processing of our stockpile inventory, resulting in a 14% decrease in average head grades processed.

Our attributable share of the San José mine production was 14,672 GEOs in Q2/24, or 15% lower than 17,358 GEOs produced in Q2/23. The decrease was primarily driven by lower average gold grades processed.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales from 100% owned operations increased to $47.5 million in Q2/24, compared to $34.4 million in Q2/23. This 38% increase was driven by an increase in average realized gold prices, and higher ounces sold at the Gold Bar mine. Our average realized gold price in Q2/24 was $2,355 per GEO, compared to $1,951 per GEO in Q2/23.

Production costs applicable to sales increased to $32.1 million in Q2/24, compared to $29.6 million in Q2/23. Production costs rose at Gold Bar compared to prior year, driven by higher mining contractor costs; tonnes mined increased by 31% year over year.

Advanced project costs were $3.0 million in Q2/24, compared to $29.8 million in Q2/23. Advanced project costs primarily relate to the Fenix Project in both Q2/23 and Q2/24, and Los Azules in Q2/23. Following the deconsolidation of McEwen Copper in Q4/23, the Company’s attributable costs for Los Azules are recognized through the Loss from investment in McEwen Copper line item on our Statement of Operations and are no longer recognized within Advanced Project Costs.

Exploration costs were $5.0 million in Q2/24, compared to $5.9 million in Q2/23. Exploration expenditures were primarily incurred at the Grey Fox project at the Fox Complex, and for a number of short and medium term targets at Gold Bar.

Income from investment in MSC increased to $4.7 million in Q2/24, compared to a loss of $0.9 million in Q2/23. This increase was a result of increased average realized gold prices, partially offset by higher production costs. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Loss from investment in McEwen Copper of $16.8 million was recorded in Q2/24. Prior to Q4/23, the financial results of McEwen Copper were consolidated. The loss during Q2/24 represents our attributable portion of McEwen Copper’s costs, consisting primarily of expenditures to advance the Los Azules project to feasibility. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net was $1.7 million in Q2/24, a $21.3 million decrease compared to income of $19.6 million in Q2/23. During Q2/23, interest and other finance income was driven by McEwen Copper’s income earned from its investments of cash reserves not immediately required for exploration activities.

Other income (expense) was $0.3 million in Q2/24, compared to an expense of $21.9 million in Q2/23. The increase was primarily attributable to a decrease in foreign exchange losses following the deconsolidation of McEwen Copper, as a significant portion of its treasury were held in Argentine pesos during Q2/23.

Income and mining tax recovery increased to $2.4 million in Q2/24, compared to $2.0 million in Q2/23. The increase resulted from a change in temporary tax differences on our investment in McEwen Copper and the amortization of the flow-through share premium.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased by $17.7 million during H1/24, from $23.0 million as at December 31, 2023 to $40.7 million as at June 30, 2024.

Cash from operating activities of $7.5 million during H1/24 reflects the net loss of $33.4 million for the period, as adjusted for non-cash impacts, including net losses from equity method investments of $28.8 million, depreciation, amortization, and depletion of $15.1 million, and income and mining tax recovery of $5.8 million. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $11.1 million during H1/24 consisted primarily of additions to mineral property interests and plant and equipment and was driven primarily by capital development at our Froome mine and Stock project in Canada.

Cash provided by financing activities of $20.0 million during H1/24 represented the proceeds from flow-through common shares of $21.8 million, offset by issuance costs of $1.4 million and finance lease payments of $0.4 million.

Working capital as at June 30, 2024 was $29.1 million, and increased by 25% from $22.7 million as at December 31, 2023. This improvement was primarily driven by the increase of cash and cash equivalents of $17.7 million described above, and a $1.8 million increase in other current assets. This was partially offset by an increase in current liabilities of $13.0 million, which primarily included $6.0 million in the current portion of long-term debt, $5.2 million in flow-through share premiums, and a $2.1 million increase in accounts payable and accrued liabilities.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes the operating results for the Gold Bar mine for the three and six months ended June 30, 2024, and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	650	496	1,328	1,060
Average grade (g/t Au)	1.02	0.76	0.89	0.80
Processed mineralized material (t)	647	479	1,330	1,057
Average grade (g/t Au)	1.02	0.69	0.90	0.77
Gold ounces:
Produced	12.3	7.9	24.0	14.4
Sold	12.5	8.1	24.7	14.4
Silver ounces:
Produced	0.2	0.1	0.3	0.4
Sold	—	—	—	0.4
GEOs:
Produced	12.3	7.9	24.0	14.4
Sold	12.5	8.1	24.7	14.4
Revenue from gold and silver sales	$29,686	$15,971	$54,964	$27,559
Cash costs (1)	$19,170	$17,115	$32,437	$26,455
Cash costs per ounce ($/GEO sold) (1)	$1,532	$2,113	$1,313	$1,842
All‑in sustaining costs (1)	$20,444	$20,935	$34,671	$31,457
AISC per ounce ($/GEO sold) (1)	$1,634	$2,585	$1,404	$2,190
Gold : Silver ratio	81 : 1	83 : 1	85 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

Q2/24 compared to Q2/23

The Gold Bar mine produced 12,297 GEOs in Q2/24, representing a 55% increase from 7,916 GEOs produced in Q2/23. The increase in quarterly production was a result of higher average grades processed (1.02 g/t Au in Q2/24 compared to 0.69 g/t Au in Q2/23) along with a 35% increase in tonnes stacked on our heap leach.

Revenue from gold and silver sales was $29.7 million in Q2/24, an improvement of 86%, compared to $16.0 million in Q2/23. The increase in revenue was the result of higher GEOs sold during Q2/24 (12,510 GEOs in Q2/24 compared to 8,100 GEOs in Q2/23) together with a higher average realized gold price ($2,355 per GEO in Q2/24 compared with $1,951 per GEO in Q2/23).

Production costs applicable to sales of $19.2 million during Q2/24 were comparable to $17.1 million during Q2/23. This increase was primarily driven by higher mining and processing costs arising from a 35% increase in the volume of processed mineralized material.

Cash costs and AISC per GEO sold in Q2/24 were $1,532 and $1,634, respectively, compared to $2,113 and $2,585 in Q2/23, respectively. The reduction in cash costs and AISC per GEO sold was primarily driven by higher GEOs sold, as noted above.

Exploration Activities

In Q2/24, exploration efforts at Cabin Creek focused on drilling, geologic modeling, and resource assessment to evaluate the economic feasibility of near-term mining of shallow oxide resources. Assay results from the Phase 1 drilling over 17 holes demonstrated 40 feet of oxide gold mineralization, grading 0.58 g/t, starting at a depth of 70 feet.

At Gold Bar South, the Q2/24 drilling program was focused on three areas: North Zone, East Zone, and East Deep Zone. In the North Zone, additional near-surface mineralization was followed by Phase 2 drilling, potentially expanding our mineral resource. These results are expected to be included in geology and block model updates later in 2024. Drilling in the East Zone revealed extensions of mineralization from the existing pit, prompting further testing. In the East Deep Zone, assay results indicated higher-grade oxidized gold mineralization, prompting additional drilling planned for Q3/24.

At the Hunter Target, exploration drilling across six holes was targeting the geologic controls and potential for near-surface mineralization in legacy drill holes. Q2/24 drilling results demonstrated indicated higher-grade oxidized gold mineralization, with additional drilling planned to continue in Q3/24.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Stock Project (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; a number of exploration properties located near the city of Timmins, Ontario, Canada; and the Black Fox mine.

Fox Complex

The following table summarizes the operating results for the Fox Complex for the three and six months ended June 30, 2024, and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	73	110	152	201
Average grade (g/t Au)	2.99	3.00	2.91	3.54
Processed mineralized material (t)	105	114	210	221
Average grade (g/t Au)	2.71	3.16	2.55	3.62
Gold ounces:
Produced	8.3	10.3	15.8	23.0
Sold, excluding stream	7.4	9.0	14.4	21.2
Sold, stream	0.6	1.1	1.3	1.8
Sold, including stream	8.1	10.1	15.7	23.0
Silver ounces:
Produced	1.4	1.3	2.5	2.8
Sold	1.6	0.8	2.9	3.3
GEOs:
Produced	8.3	10.4	15.8	23.1
Sold, excluding stream	7.4	9.0	14.4	21.2
Sold	8.1	10.1	15.7	23.0
Revenue from gold and silver sales	$17,790	$18,424	$32,540	$41,588
Cash costs (1)	$12,896	$12,455	$24,739	$26,528
Cash costs per ounce ($/GEO sold) (1)	$1,588	$1,237	$1,572	$1,153
All‑in sustaining costs (1)	$15,213	$13,808	$29,681	$30,758
AISC per ounce ($/GEO sold) (1)	$1,874	$1,371	$1,886	$1,337
Gold : Silver ratio	81 : 1	83 : 1	85 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

Q2/24 compared to Q2/23

The Fox Complex produced 8,297 GEOs from the Froome mine in Q2/24, which represented a 20% decrease from the 10,351 GEOs produced in Q2/23. Due to development delays occurring in Q1/24 and early Q2/24 that reduced access to available stopes and resulted in a lower volume of mined material during the quarter, we processed low-grade stockpile inventory to maintain steady mill throughput. As a result, we realized a 14% decline in average head grades processed. We have engaged a mining contractor to address development concerns at the end of Q2/24 and expect to improve mining production in H2/24 accordingly.

Revenue from gold sales was $17.8 million in Q2/24, or a decrease of $0.6 million compared to $18.4 million in Q2/23. The decrease is attributable to the reduced number of GEOs sold during Q2/24 as described previously. This was partially offset by an increase in the average realized gold price from $1,951 per GEO in Q2/23 to $2,355 per GEO in Q2/24. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome mine at lower than market prices, or $601 per ounce as of Q2/24.

Production costs applicable to sales were $12.9 million, which increased in Q2/24 by $0.4 million from $12.5 million in Q2/23, driven by the processing of higher cost stockpiled material. This increase in costs was offset by reduced contractor costs for crushing activities.

Cash costs and AISC per GEO sold were $1,588 and $1,857 in Q2/24, respectively, compared to $1,237 and $1,371 in Q2/23, respectively. The increase in unit costs was driven primarily by lower GEOs sold as described above.

Exploration Activities

In Q2/24, $2.4 million was incurred primarily for exploration at the Grey Fox property. The company drilled 55,433 feet (16,896 meters) at Grey Fox.

Development Activities

In H1/24, we invested $4.3 million in the Stock Project. The earthworks construction at the portal entrance is expected to be completed in H2/24. Following construction of the portal, an underground ramp will be developed to access the Main, East and West zones of the Stock deposit.

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

Tailings generated during operations are expected to be stored in the depleted Samaniego pit at the El Gallo site. This approach provides increased safety by avoiding the construction of embankment structures, focusing solely on the geochemical stability of the dam, rather than its physical stability.

In supporting the Fenix Project, we purchased a secondhand gold processing plant and associated equipment in September 2022, which includes all of the major components contemplated in Phase 1 of our feasibility study. As of the end of 2023, most of the equipment necessary for the plant has been mobilized to our project site to undergo a comprehensive refurbishment program. This will allow us to maximize the utilization of the acquired equipment, with the mills and its main components being the first to be mobilized and refurbished, now ready for installation.

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

The following table sets out certain operating results for the San José mine for the three and six months ended June 30, 2024, and 2023 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Mined mineralized material (t)	168	131	296	239
Average grade mined (g/t)
Gold	3.3	5.2	3.6	4.8
Silver	209	286	218	265
Processed mineralized material (t)	143	144	269	272
Average grade processed (g/t)
Gold	4.4	5.4	4.5	4.7
Silver	252	288	255	254
Average recovery (%):
Gold	86.5	85.9	86.6	85.7
Silver	87.1	87.4	87.7	87.4
Gold ounces:
Produced	17.5	21.4	33.5	35.1
Sold	17.3	20.0	35.5	33.5
Silver ounces:
Produced	1,011	1,163	1,929	1,941
Sold	997	1,201	2,029	1,985
GEOs:
Produced	29.9	35.4	56.3	58.4
Sold	29.7	34.4	59.5	57.3
Revenue from gold and silver sales	$74,348	$67,712	$140,275	$114,948
Average realized price:
Gold ($/Au oz)	$2,509	$1,966	$2,358	$1,995
Silver ($/Ag oz)	$30.93	$23.68	$27.90	$24.26
Cash costs (1)	$48,220	$46,931	$96,105	$88,055
Cash costs per ounce sold ($/GEO) (1)	$1,624	$1,362	$1,615	$1,537
All‑in sustaining costs (1)	$60,342	$62,400	$117,694	$113,436
AISC per ounce sold ($/GEO) (1)	$2,032	$1,811	$1,978	$1,980
Gold : Silver ratio	81 : 1	83 : 1	85 : 1	84 : 1

(1)   As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 31 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q2/24 compared to Q2/2023

On a 100% basis, the San José mine produced 29,942 GEOs in Q2/24 compared to 35,424 in Q2/23. The decrease in GEOs produced was driven by a 19% and 13% decrease in gold and silver head grades processed, respectively.

Revenue from gold and silver sales was $74.3 million in Q2/24 compared to $67.7 million in Q2/23. The increase was primarily due to a higher average realized gold price per ounce ($2,509/oz gold in Q2/24 compared with $1,966/oz gold in Q2/23).

Production costs applicable to sales were $48.2 million during Q2/24, compared to $46.9 million during Q2/23. The increase in production costs was driven by higher personnel, processing, and mining expenses, primarily due to Argentine inflation pressures and the regulated official exchange rate. Additionally, higher commercial discounts resulting from increased commodity prices contributed to the rise in costs.

Cash costs and AISC per GEO sold were $1,624 and $2,032 in Q2/24, respectively, compared to $1,362 and $1,811 in Q2/23, respectively. The increase in cash costs and AISC per GEO sold primarily resulted from higher production costs and lower GEOs sold as described above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q2/24 resulted in income of $5.9 million, compared to a loss of $0.9 million in Q2/23.

McEwen Copper Inc.

As of June 30, 2024, we own a 47.7% interest in McEwen Copper Inc., which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. Including amounts spent by Minera Andes Inc. prior to 2012, and directly by McEwen Mining prior to 2021, we have invested over $350.0 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped open-pit copper porphyry copper deposits and is located in the Province of San Juan, Argentina.

During the first half of 2024, Los Azules spent $85.7 million in exploration expenditures at the Los Azules copper project in Argentina. These funds primarily supported key activities required to complete our planned feasibility study, such as an extensive drilling program, and the completion of geological and hydrological models. Our feasibility study is expected to be published in the first half of 2025.

McEwen Copper spent $37.5 million dollars in Q2/24 advancing the following exploration activities:

Drilling Program

Our drilling initiative for this season commenced in October 2023 and concluded in June 2024. During the 2023-2024 drilling campaign, we successfully completed approximately 230,800 feet (70,364 meters) of drilling. The Los Azules drill hole database for Q2/24 now totals approximately 710,000 feet (217,000 meters).

2023-2024 Preliminary Assay Results

Preliminary assay results from the 2023-2024 drilling season have been received and analyzed during H1/24. These assay results include significant copper values over wide intercepts and align with those predicted by the resource block model used in the June 2023 Preliminary Economic Assessment (“PEA”) for Los Azules. Drill highlights include:

●	257 m of 0.76% Cu, within the enriched zone (Hole AZ23205)
●	446 m of 0.63% Cu, including 76 m of 0.92% Cu (Hole AZ23228)
●	250 m of 0.68% Cu, in the Enriched zone, including 192 m of 0.83% Cu (Hole AZ23230)
●	349 m of 0.77% Cu, including 232 m of 0.86% Cu in the Enriched zone (Hole AZ23292)
●	382 m of 0.54% Cu, including 74 m of 0.86% Cu in the Enriched zone (Hole AZ23277)

Further details on our assay results were included in our press releases dated February 26, 2024 and May 16, 2024.

Environmental Impact Assessment

The first presentation of the Environmental Impact Assessment to the Technical Evaluation Commission (“CIEAM”) was delivered on November 24, 2023. Comments raised by CIEAM primarily focused on water management and the preservation of onsite meadows/wetlands. Furthermore, additional works and infrastructure needs identified by the Company were addressed during the meeting. Following this presentation, in April 2024, CIEAM visited our Los Azules site for two days to continue their evaluation of our Environmental Impact Assessment.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$19,170	$12,896	$32,066	$32,437	$24,739	$57,176
Mine site reclamation, accretion and amortization	307	134	442	615	271	885
In‑mine exploration	507	—	507	587	—	587
Capitalized underground mine development (sustaining)	—	2,102	2,102	—	4,405	4,405
Capital expenditures on plant and equipment (sustaining)	428	—	428	979	—	979
Sustaining leases	32	81	113	53	266	320
All‑in sustaining costs	$20,444	$15,213	$35,658	$34,671	$29,681	$64,352
Ounces sold, including stream (GEO)	12.5	8.1	20.6	24.7	15.7	40.4
Cash cost per ounce sold ($/GEO)	$1,532	$1,588	$1,554	$1,313	$1,572	$1,414
AISC per ounce sold ($/GEO)	$1,634	$1,874	$1,728	$1,404	$1,886	$1,592

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$17,115	$12,455	$29,570	$26,455	$26,528	$52,983
In‑mine exploration	1,115	—	1,115	1,597	—	1,597
Capitalized underground mine development (sustaining)	—	1,177	1,177	—	3,831	3,831
Capital expenditures on plant and equipment (sustaining)	2,484	—	2,484	3,177	—	3,177
Sustaining leases	221	176	397	229	399	628
All‑in sustaining costs	$20,935	$13,808	$34,743	$31,458	$30,758	$62,216
Ounces sold, including stream (GEO)	8.1	10.1	18.2	14.4	23.0	37.4
Cash cost per ounce sold ($/GEO)	$2,113	$1,237	$1,627	$1,842	$1,153	$1,418
AISC per ounce sold ($/GEO)	$2,585	$1,371	$1,912	$2,190	$1,337	$1,665

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$48,220	$46,931	$96,105	$88,055
Mine site reclamation, accretion and amortization	361	95	665	386
Site exploration expenses	1,890	2,846	3,321	4,798
Capitalized underground mine development (sustaining)	7,049	8,919	14,380	16,049
Less: Depreciation	(621)	(703)	(1,420)	(1,253)
Capital expenditures (sustaining)	3,443	4,312	4,643	5,401
All‑in sustaining costs	$60,342	$62,400	$117,694	$113,436
Ounces sold (GEO)	29.7	34.4	59.5	57.3
Cash cost per ounce sold ($/GEO)	$1,624	$1,362	$1,615	$1,537
AISC per ounce sold ($/GEO)	$2,032	$1,811	$1,978	$1,980

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

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Adjusted EBITDA	(in thousands)		(in thousands)
Net loss before income and mining taxes	$(15,371)	$(45,310)	$(38,311)	$(82,256)
Less:
Depreciation and depletion	4,810	8,602	15,088	15,780
Loss from investment in McEwen Copper Inc. (Note 9)	16,816	—	34,828	—
Advanced Projects – McEwen Copper Inc.	—	28,524	—	60,405
General, interest and other – McEwen Copper Inc.	—	661	—	(5,211)
Interest expense	972	1,678	1,945	3,025
Adjusted EBITDA	$7,227	$(5,845)	$(48,583)	$(17,455)
Weighted average shares outstanding (thousands)	49,718	47,428	49,580	47,428
Adjusted EBITDA per share	$0.15	$(0.12)	$(0.98)	$(0.37)

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$47,476	$34,395	$88,704	$69,147
Less: revenue from gold sales, stream	379	638	758	1,040
Revenue from gold and silver sales, excluding stream	$47,097	$33,757	$87,946	$68,107
GEOs sold	20.6	18.4	40.4	38.1
Less: gold ounces sold, stream	0.6	1.1	1.3	1.8
GEOs sold, excluding stream	20.0	17.3	39.2	36.3
Average realized price per GEO sold, excluding stream	$2,355	$1,951	$2,246	$1,877

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)

Gold sales	$43,508	$39,257	$83,683	$66,798
Silver sales	30,840	28,455	56,591	48,151
Gold and silver sales	$74,348	$67,712	$140,275	$114,949
Gold ounces sold	17.3	20.0	35.5	33.5
Silver ounces sold	997	1,201	2,029	1,985
GEOs sold	29.7	34.4	59.5	57.3
Average realized price per gold ounce sold	$2,509	$1,966	$2,358	$1,995
Average realized price per silver ounce sold	$30.93	$23.68	$27.90	$24.26
Average realized price per GEO sold	$2,503	$1,966	$2,358	$2,006

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

Foreign Currency Risk

During the three months ended June 30, 2024, the Mexican peso depreciated 9.3% against the U.S dollar compared to an 5.1% appreciation in the same period of 2023.

The Canadian dollar experienced a 1.0% depreciation against the U.S. dollar for the three months ended June 30, 2024, compared to a 2.2% appreciation in the comparable period of 2023.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balance was $26.6 million (CAD 35.0 million) and $0.17 million (MXN 3.1 million), respectively, at June 30, 2024. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of June 30, 2024, our VAT receivable balance was $15.4 million Mexican pesos, equivalent to approximately $0.8 million, for which a 1.0% change in the Mexican peso would have resulted in an immaterial gain/loss in the Consolidated Statements of Operations.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and could in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $47.5 million for the three months ended June 30, 2024, a 10% change in the price of gold and silver would have had an impact of approximately $4.8 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. At June 30, 2024, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of June 30, 2024, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2024, we have surety bonds of $40.6 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 6.1% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the $40.0 million debt payable under the Third Amended and Restated Credit Agreement. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Item 4. CONTROLS AND PROCEDURES

Overview

We are in the process of remediating the material weakness in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended, the “Annual Report”), the completion of which should enable the Company’s certifying officers to again confirm the effectiveness of the Company’s disclosure controls and procedures discussed below. During the quarter ended June 30, 2024, the Company made progress in redesigning and adding layers of review concerning its control procedures related to its transactions within inventory, mineral properties, income taxes, and non-routine transactions, including by adding human resources and/or engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts. The newly designed control procedures and additional remediation efforts will be implemented and tested over a sufficient number of instances with the intent to be considered effective in the coming quarters.

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the extent of the material weakness identified in internal control over financial reporting and previously disclosed in Part II, Item 9A of the Company’s Annual Report that continued to exist as of June 30, 2024, the Company’s disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.4

Canadian Exploration Expense Subscription and Renunciation Agreement dated May 28, 2024, between McEwen Mining Inc. and Cantor Fitzgerald Canada Corporation, Cantor Fitzgerald &Co., A.G.P./Alliance Global Partners, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC as the co-lead placement agents (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 14, 2024, Exhibit 10.1, File No. 001-33190).

10.5

Canadian Development Expense Subscription and Renunciation Agreement dated May 28, 2024, between the Company and Cantor Fitzgerald Canada Corporation, Cantor Fitzgerald &Co., A.G.P./Alliance Global Partners, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC as the co-lead placement agents (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 14, 2024, Exhibit 10.2, File No. 001-33190).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95*	Mine safety disclosure.
101.SCH	Inline XRBL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: August 7, 2024	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: August 7, 2024	By: Perry Ing,
Interim Chief Financial Officer