Form 10-Q
period 2024-09-30
McEwen Mining Inc.
filed 2024-11-05
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, there were 52,924,821 shares of common stock outstanding.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from gold and silver sales	$52,250	$38,404	$140,954	$107,551
Production costs applicable to sales	(29,682)	(26,468)	(86,858)	(80,043)
Depreciation and depletion	(8,765)	(8,181)	(23,524)	(23,370)
Gross profit	13,803	3,755	30,572	4,138

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	—	(18,478)	—	(78,883)
Advanced projects - Other	(2,468)	(1,966)	(7,912)	(4,308)
Exploration	(5,329)	(4,674)	(14,184)	(16,426)
General and administrative	(2,138)	(3,720)	(10,672)	(9,211)
Loss from investment in McEwen Copper Inc. (Note 9)	(1,852)	—	(36,680)	—
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	(1,228)	(2,672)	4,751	(7,047)
Depreciation	(156)	(325)	(485)	(916)
Reclamation and remediation (Note 11)	(729)	(760)	(1,416)	(2,030)
	(13,900)	(32,595)	(66,598)	(118,821)
Operating loss	(97)	(28,840)	(36,026)	(114,683)

OTHER INCOME (EXPENSE):
Interest and other finance income (expense), net	(1,084)	10,331	(3,688)	38,372
Other income (expense) (Note 3)	(86)	(10,108)	136	(34,562)
Total other income (expense)	(1,170)	223	(3,552)	3,810
Loss before income and mining taxes	(1,267)	(28,617)	(39,578)	(110,873)
Income and mining tax recovery (expense)	(814)	244	4,119	2,829
Net loss after income and mining taxes	(2,081)	(28,373)	(35,459)	(108,044)
Net loss attributable to non-controlling interests	—	9,922	—	24,890
Net loss and comprehensive loss attributable to McEwen shareholders	$(2,081)	$(18,451)	$(35,459)	$(83,154)

Net loss per share (Note 13):
Basic and diluted	$(0.04)	$(0.39)	$(0.70)	$(1.75)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	51,953	47,471	50,380	47,442

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$29,226	$23,020
Marketable securities (Note 5)	1,001	1,743
Receivables, prepaids and other current assets (Note 6)	7,411	5,578
Due from McEwen Copper Inc. (Note 14)	—	2,376
Inventories (Note 7)	21,934	19,944
Total current assets	59,572	52,661
Mineral property interests and plant and equipment, net (Note 8)	201,205	169,950
Investment in McEwen Copper Inc. (Note 9)	303,467	326,147
Investment in Minera Santa Cruz S.A. (Note 9)	97,586	93,218
Inventories (Note 7)	2,729	10,100
Restricted cash (Note 4)	3,062	4,490
Other assets	171	673
TOTAL ASSETS	$667,792	$657,239

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,832	$22,656
Reclamation and remediation liabilities (Note 11)	2,795	3,105
Current portion of long-term debt (Note 10)	9,000	—
Flow-through share premium (Note 12)	6,369	1,661
Tax liabilities	3,050	1,603
Lease liabilities	890	978
Total current liabilities	50,936	30,003
Reclamation and remediation liabilities (Note 11)	41,074	39,916
Long-term debt (Note 10)	31,000	40,000
Deferred tax liabilities	36,861	40,572
Lease liabilities	1,566	488
Other liabilities	4,251	3,840
Total liabilities	$165,688	$154,819

Shareholders’ equity:
Common shares: 52,925 as at September 30, 2024 (in thousands) (Note 12)	$1,803,599	$1,768,456
Accumulated deficit	(1,301,495)	(1,266,036)
Total shareholders’ equity	502,104	502,420
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$667,792	$657,239

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Three months ended September 30, 2023 and 2024	Shares	Amount	Deficit	Interests	Total
Balance, June 30, 2023	47,471	$1,754,142	$(1,386,039)	$93,974	$462,077
Stock-based compensation	21	177	—	—	177
Restricted shares issued	—	93	—	—	93
Net loss	—	—	(18,451)	(9,922)	(28,373)
Balance, September 30, 2023	47,492	$1,754,412	$(1,404,490)	$84,052	$433,974

Balance, June 30, 2024	51,073	$1,784,623	$(1,299,414)	$—	$485,209
Stock-based compensation	13	357	—	—	357
Shares issued to acquire Timberline Resources Corporation (Note 12)	1,839	17,706	—	—	17,706
Warrants assumed in acquisition of Timberline Resources Corporation (Note 12)	—	913	—	—	913
Net loss	—	—	(2,081)	—	(2,081)
Balance, September 30, 2024	52,925	$1,803,599	$(1,301,495)	$—	$502,104

	Common Stock
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
Nine months ended September 30, 2023 and 2024	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2022	47,428	$1,644,145	$(1,321,336)	$33,465	$356,274
Stock-based compensation	21	261	—	—	261
Restricted shares issued	43	93	—	—	93
Proceeds from McEwen Copper Inc. financing	—	109,913	—	75,477	185,390
Net loss	—	—	(83,154)	(24,890)	(108,044)
Balance, September 30, 2023	47,492	$1,754,412	$(1,404,490)	$84,052	$433,974

Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$—	$502,420
Stock-based compensation	113	2,142	—	—	2,142
Exercise of warrants	—	8	—	—	8
Sale of flow-through shares (Note 12)	1,533	14,374	—	—	14,374
Shares issued to acquire Timberline Resources Corporation (Note 12)	1,839	17,706	—	—	17,706
Warrants assumed in acquisition of Timberline Resources Corporation (Note 12)	—	913	—	—	913
Net loss	—	—	(35,459)	—	(35,459)
Balance, September 30, 2024	52,925	$1,803,599	$(1,301,495)	$—	$502,104

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,459)	$(108,044)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	36,680	—
Loss (income) from investment in Minera Santa Cruz S.A. (Note 9)	(4,751)	7,047
Dividends received from Minera Santa Cruz S.A. (Note 9)	383	295
Depreciation, amortization and depletion	24,009	24,286
Unrealized loss (gain) on marketable securities (Note 5)	176	(15,651)
Foreign exchange loss on marketable securities (Note 5)	—	9,858
Foreign exchange loss	281	41,186
Reclamation accretion and adjustments to estimate	1,126	539
Gain on disposal of property and equipment	(113)	—
Income and mining tax recovery	(6,297)	(2,829)
Stock-based compensation	2,142	354
Change in non-cash working capital items:
Change in assets related to operations	5,183	(4,689)
Change in liabilities related to operations	7,306	(8,099)
Cash provided by (used in) operating activities	$30,666	$(55,747)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(30,346)	$(18,277)
Investment in McEwen Copper Inc. (Note 9)	(14,000)	—
Notes receivable from Timberline (Note 17)	(1,880)	—
Cash and restricted cash received from acquisition of Timberline Resources Corporation (Note 17)	1,132	—
Costs to acquire Timberline Resources Corporation (Note 17)	(52)	—
Investment in marketable securities (Note 5)	(79)	(33,907)
Proceeds from sale of marketable securities (Note 5)	82	—
Cash used in investing activities	$(45,143)	$(52,184)

Cash flows from financing activities:
Issuance of flow-through common shares, net of issuance costs (Note 12)	$20,424	$—
Proceeds from exercise of warrants	8	—
Proceeds from McEwen Copper Inc. financing	—	185,390
Principal repayment on long-term debt	—	(25,000)
Payment of finance lease obligations	(896)	(1,510)
Cash provided by financing activities	$19,536	$158,880
Effect of exchange rate change on cash and cash equivalents	(281)	(41,186)
Increase in cash, cash equivalents and restricted cash	4,778	9,763
Cash, cash equivalents and restricted cash, beginning of period	27,510	43,579
Cash, cash equivalents and restricted cash, end of period	$32,288	$53,342

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
Interest paid	$(2,928)	$(3,231)
Interest received	737	42,565
Taxes paid	(401)	(5,735)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Mining Inc. (the “Company”), through its predecessor entity, US Gold Corporation, was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of September 30, 2024, the Company also owns a 48.3% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC under the equity method of accounting.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three and nine months ended September 30, 2024 and 2023, the unaudited Consolidated Balance Sheet as at September 30, 2024 and the Consolidated Balance Sheet as at December 31, 2023, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method.

References to “CAD” refers to Canadian Dollar, “USD” refers to United States Dollar, and “MXN” refers to Mexican Peso.

NOTE 2 OPERATING SEGMENT REPORTING

The Company is a mining and minerals production, development, and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The Company’s Chief Operating Decision Maker (“CODM”) reviews the operating results, assesses performance, and makes decisions about the allocation of resources to these segments at the geographic region level, major mine/project level or investment level where the economic characteristics of the individual mines or projects within a geographic region are not alike. As a result, these operating segments also represent the Company’s reportable segments for accounting purposes. The Company’s business activities that are not considered operating segments are included in the General and Administrative and Other income/expense line item in the below table and are provided for reconciliation purposes.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended September 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$33,251	$18,999	$—	$—	$—	$52,250
Production costs applicable to sales	(17,078)	(12,604)	—	—	—	(29,682)
Depreciation and depletion	(4,235)	(4,530)	—	—	—	(8,765)
Gross profit	11,938	1,865	—	—	—	13,803

Advanced projects	—	—	(2,468)	—	—	(2,468)
Exploration	(3,474)	(1,855)	—	—	—	(5,329)
Loss from equity method investments	—	—	—	(1,228)	(1,852)	(3,080)
Segment profit (loss)	$8,464	$10	$(2,468)	$(1,228)	$(1,852)	$2,926
General and administrative						(2,138)
Other expense						(2,055)
Loss before income and mining taxes						$(1,267)

Capital expenditures	$11,307	$7,343	$490	$—	$—	$19,140

Nine months ended September 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$88,215	$51,539	$1,200	$—	$—	$140,954
Production costs applicable to sales	(49,515)	(37,343)	—	—	—	(86,858)
Depreciation and depletion	(10,705)	(12,819)	—	—	—	(23,524)
Gross profit	27,995	1,377	1,200	—	—	30,572

Advanced projects	—	—	(7,912)	—	—	(7,912)
Exploration	(7,102)	(7,082)	—	—	—	(14,184)
Income (loss) from equity method investments	—	—	—	4,751	(36,680)	(31,929)
Segment profit (loss)	$20,893	$(5,705)	$(6,712)	$4,751	$(36,680)	$(23,453)
General and administrative						(10,672)
Other expense						(5,453)
Loss before income and mining taxes						$(39,578)

Capital expenditures	$12,756	$15,547	$2,043	$—	$—	$30,346

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended September 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$17,967	$20,259	$178	$—	$—	$38,404
Production costs applicable to sales	(14,399)	(12,069)	—	—	—	(26,468)
Depreciation and depletion	(2,647)	(5,534)	—	—	—	(8,181)
Gross profit	921	2,656	178	—	—	3,755

Advanced projects	—	—	(1,966)	—	(18,478)	(20,444)
Exploration	(1,813)	(2,861)	—	—	—	(4,674)
Loss from equity method investments	—	—	—	(2,672)	—	(2,672)
Segment loss	$(892)	$(205)	$(1,788)	$(2,672)	$(18,478)	$(24,035)
General and administrative						(3,720)
Other expense						(862)
Loss before income and mining taxes						$(28,617)

Capital expenditures	$5,211	$2,574	$705	$—	$1,573	$10,063

Nine months ended September 30, 2023	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$45,526	$61,847	$178	$—	$—	$107,551
Production costs applicable to sales	(41,446)	(38,597)	—	—	—	(80,043)
Depreciation and depletion	(7,170)	(16,200)	—	—	—	(23,370)
Gross profit (loss)	(3,090)	7,050	178	—	—	4,138

Advanced projects	—	—	(4,308)	—	(78,883)	(83,191)
Exploration	(4,133)	(11,907)	—	—	(386)	(16,426)
Loss from equity method investments	—	—	—	(7,047)	—	(7,047)
Segment loss	$(7,223)	$(4,857)	$(4,130)	$(7,047)	$(79,269)	$(102,526)
General and administrative						(9,211)
Other income						864
Loss before income and mining taxes						$(110,873)

Capital expenditures	$11,437	$6,757	$705	$—	$3,088	$21,987

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023
USA	$90,059	$71,234	$33,251	$17,967	$88,215	$45,526
Canada	84,763	83,674	18,999	20,259	51,539	61,847
Mexico	32,345	30,304	—	178	1,200	178
Argentina (2)(3)	401,053	419,366	—	—	—	—
Total Consolidated	$608,220	$604,578	$52,250	$38,404	$140,954	$107,551

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $97.6 million (December 31, 2023 – $93.2 million) and Investment in McEwen Copper of $303.5 million (December 31, 2023 – $326.1 million).
(3)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 Equity Method Investments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER EXPENSE

The following is a summary of other expense for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Unrealized and realized gain (loss) on investments	$(362)	$12,662	$(103)	$15,543
Foreign currency gain on Blue Chip Swaps	—	—	—	7,993
Foreign currency gain (loss)	62	(23,705)	(333)	(58,818)
Other income	214	935	572	720
Total other income (expense)	$(86)	$(10,108)	$136	$(34,562)

During the nine months ended September 30, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian bank account to Argentina. The Company realized a net gain of $7.6 million comprising a foreign currency gain of $8.0 million and a realized loss on investments of $0.4 million, including the impact of fees and commissions on these Blue Chip Swap transactions.

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Cash and cash equivalents and restricted cash held in CAD	$6,772	$16,288
Cash and cash equivalents and restricted cash held in USD	24,996	10,578
Cash and cash equivalents held in other currencies	520	644
Total cash and cash equivalents and restricted cash	$32,288	$27,510

As at September 30, 2024, of $32.3 million of cash and cash equivalents and restricted cash, $24.3 million was committed to the Company’s Canadian Exploration Expenditures (“CEE”) and Canadian Development Expenditures (“CDE”) (December 31, 2023 – of $27.5 million of cash and cash equivalents and restricted cash, $16.1 million committed to CEE and CDE expenditures).

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for nine months ended September 30, 2024, and 2023:

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	loss on	September 30,
	2023	period	period	securities held	2024
Marketable securities	$1,743	$79	$(645)	$(176)	$1,001

					Unrealized
	As at	Additions/	Disposals/	Unrealized	foreign exchange	As at
	December 31,	transfers during	transfers during	gain on	loss on	September 30,
	2022	period	period	securities held	securities held	2023
Marketable securities	$1,133	$33,907	$—	$15,651	$(9,858)	$40,833
Warrants	162	—	(162)	—	—	—
Total marketable securities	$1,295	$33,907	$(162)	$15,651	$(9,858)	$40,833

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Government sales tax receivable	$2,099	$2,511
Prepaids and other assets	5,312	3,067
Receivables, prepaids and other current assets	$7,411	$5,578

NOTE 7 INVENTORIES

Inventories as at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Material on leach pads	$6,840	$11,963
In-process inventory	3,789	4,067
Stockpiles	5,687	5,939
Precious metals	1,830	1,955
Materials and supplies	6,517	6,120
	$24,663	$30,044
Less: long-term portion	(2,729)	(10,100)
Current portion	$21,934	$19,944

During the three months ended September 30, 2024, inventories at Fox Complex and Gold Bar operations were written down by $0.6 and $nil, respectively (three months ended September 30, 2023 – $nil and $nil, respectively) to their estimated net realizable values.

During the nine months ended September 30, 2024, inventories at Fox Complex were written down by $1.3 million to their estimated net realizable values. During the nine months ended September 30, 2023, inventories at Fox Complex and Gold Bar were written down by $1.0 million and $2.8 million, respectively. Of these write-downs in 2024, $1.0 million (nine months ended September 30, 2023 – $3.0 million) was included in production costs applicable to sales and $0.3 million (nine months ended September 30, 2023 – $0.8 million) was included in depreciation and depletion in the Statement of Operations.

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

During the nine months ended September 30, 2024, no indicators of impairment were noted for any of the Company’s mineral property interests.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

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

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three and nine months ended September 30, 2024, is as follows:

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
McEwen Copper (100%)
Advanced projects	$(6,147)	$(91,877)
Other expenses	(678)	(4,529)
Foreign exchange loss	(308)	(3,990)
Interest and other income (1)	3,295	23,590
Loss before tax	$(3,838)	$(76,806)
Current and deferred taxes	—	—
Net loss	$(3,838)	$(76,806)

Portion attributable to McEwen Mining (48.3%)
Net loss on investment in McEwen Copper	$(1,852)	$(36,680)

(1) Interest and other income include gains on marketable securities and other finance-related income.

Changes in the Company’s investment in McEwen Copper for the nine months ended September 30, 2024, and for the year ended December 31, 2023, are as follows:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Investment, beginning of period	$326,147	$—
Additional investment in McEwen Copper	14,000	—
Deconsolidation of McEwen Copper	—	383,968
Attributable net loss from McEwen Copper	(36,680)	(57,821)
Investment, end of period	$303,467	$326,147

A summary of the key assets and liabilities of McEwen Copper as at September 30, 2024 is as follows:

As at	September 30, 2024
Current assets	$18,787
Total assets	$201,902

Current liabilities	$(5,031)
Total liabilities	$(5,256)

As at September 30, 2024, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $207.5 million. This basis difference is attributable to equity-method goodwill and not amortized.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Equity method investment in MSC

A summary of the operating results for MSC for the three and nine months ended September 30, 2024, and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$70,361	$64,495	$210,635	$177,947
Production costs applicable to sales	(58,031)	(43,380)	(154,136)	(131,434)
Depreciation and depletion	(13,248)	(15,190)	(36,897)	(37,783)
Gross profit (loss)	(918)	5,925	19,602	8,730
Exploration	(3,329)	(2,538)	(8,451)	(7,336)
Other income (expense) (1)	1,649	(2,652)	699	(13,797)
Income (loss) before tax	$(2,598)	$735	$11,850	$(12,403)
Current and deferred tax recovery (expense)	1,280	(3,953)	947	4,190
Net income (loss)	$(1,318)	$(3,218)	$12,797	$(8,213)

Portion attributable to McEwen Mining Inc. (49%)
Net income (loss)	$(646)	$(1,577)	$6,271	$(4,025)
Amortization of fair value increments	(833)	(1,217)	(2,209)	(3,370)
Income tax recovery	251	122	689	348
Income (loss) from investment in MSC, net of amortization	$(1,228)	$(2,672)	$4,751	$(7,047)

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

Changes in the Company’s investment in MSC for the nine months ended September 30, 2024, and for the year ended December 31, 2023, are as follows:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Investment, beginning of period	$93,218	$93,451
Attributable net income from MSC	6,271	4,157
Amortization of fair value increments	(2,209)	(4,612)
Income tax recovery	689	517
Dividend distribution received	(383)	(295)
Investment, end of period	$97,586	$93,218

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of MSC as at September 30, 2024 is as follows:

As at	September 30, 2024
Current assets	$119,562
Total assets	$211,075

Current liabilities	$(45,055)
Total liabilities	$(80,298)

As at September 30, 2024, the Company's investment in MSC exceeded its proportionate share of the underlying net assets by $69.3 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit of production basis.

NOTE 10 DEBT

A reconciliation of the Company’s debt for the nine months ended September 30, 2024, and for the year ended December 31, 2023, is as follows:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Balance, beginning of period	$40,000	$63,979
Principal repayment on debt	—	(25,000)
Interest expense	2,928	5,749
Interest payments	(2,928)	(4,728)
Balance, end of period	$40,000	$40,000
Less: current portion	9,000	—
Long-term portion	$31,000	$40,000

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at September 30, 2024, the asset retirement obligation balances at the properties subject to these obligations were $20.9 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $15.9 million at the Fox Complex and $7.0 million at the El Gallo mine in Mexico  (December 31, 2023 – $20.6 million, $14.4 million and $8.0 million, respectively).

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2024, and for the year ended December 31, 2023, is as follows:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Reclamation and remediation liabilities, beginning of period	$43,021	$41,846
Acquisitions and divestitures	256	—
Settlements	(549)	(1,358)
Accretion of liability	2,103	2,536
Revisions to estimates and discount rate	(688)	(300)
Foreign exchange revaluation	(274)	297
Reclamation and remediation liabilities, end of period	$43,869	$43,021
Less: current portion	2,795	3,105
Long-term portion	$41,074	$39,916

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Reclamation accretion for all properties is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reclamation adjustment reflecting updated estimates	$—	$136	$(687)	$156
Reclamation accretion	729	624	2,103	1,874
Total	$729	$760	$1,416	$2,030

NOTE 12 SHAREHOLDERS’ EQUITY

Flow-Through Shares Issuance

On December 14, 2023, the Company issued 1,903,000 flow-through common shares for gross proceeds of $16.1 million. The issuance consisted of the CEE offering of 788,000 common shares priced at $9.27 per share and the CDE offering of 1,115,000 common shares priced at $7.86 per share. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $1.0 million were accounted for as a reduction to the value of common shares issued. Net proceeds of $15.1 million were allocated between the sale of tax benefits in the amount of $1.7 million and the sale of common shares in the amount of $13.4 million.

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

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of September 30, 2024, the Company incurred a total of $6.9 million in eligible CEE and a total of $6.7 million in eligible CDE (December 31, 2023 - $nil). The Company expects to fulfill its remaining CEE and CDE commitments from the December 2023 issuance by the end of 2024. CEE and CDE commitments from the June 2024 issuance are expected to be fulfilled by the end of 2025.

Shares Issued in Timberline Acquisition

On August 19, 2024, the Company acquired Timberline Resource Corporation (“Timberline”). Pursuant to the Agreement and Plan of Merger, the Company issued 1,839,306 common shares with a fair value of $18.3 million and 205,349 warrants valued at $0.9 million. The fair value of instruments was included in the cost of acquired assets, as described in Note 17.

The number of common shares to be issued was determined by multiplying the number of Timberline shares outstanding by the exchange ratio of 0.01. The Company recorded $17.7 million in equity for the common shares issued, determined as total proceeds of $18.3 million less issuance costs of $0.6 million.

Outstanding Timberline warrants were assumed by the Company on the date of the acquisition. Each of the warrants assumed entitles the holder to purchase one share of the Company at the agreed-upon exercise price, as converted using the exchange ratio. Of the 205,349 warrants issued, 37,500 expired on October 15, 2024; 72,849 expire on August 31, 2026; and 95,000 expire on December 31, 2027. Exercise prices for each series are $12.00, $8.00, and $6.00, respectively.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

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

For the nine months ended September 30, 2024, all 848,480 outstanding stock options and all 2,375,275 outstanding warrants were excluded from the computation of diluted loss per share. Similarly, for the nine months ended September 30, 2023, all 971,504 outstanding stock options and all 2,976,816 outstanding warrants were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVlaw	$36	$48	$124	$145

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2024	December 31, 2023
REVlaw	$36	$96

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	September 30, 2024	December 31, 2023
McEwen Copper Inc.	$—	$2,376

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer acted as a lender in the restructured $40.0 million term loan and continued as such under the Amended and Restated Credit Agreement. During the three and nine months ended September 30, 2024, the Company paid $1.0 million and $2.9 million, respectively (three and nine months ended September 30, 2023 –$1.0 million and $2.7 million, respectively) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

NOTE 15 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities on the Consolidated Balance Sheets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Assets and liabilities measured at fair value on a recurring basis

The following table identifies certain of the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as at September 30, 2024 and December 31, 2023, as reported in the Consolidated Balance Sheets:

	Fair value as at September 30, 2024			Fair value as at December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable securities	$1,001	$—	$1,001	$1,743	$—	$1,743

Marketable equity securities that the Company holds are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investment is calculated as the quoted market price of the marketable equity security multiplied by the number of shares held by the Company.

The fair value of financial assets and liabilities held as at September 30, 2024 were assumed to approximate their carrying values due to their historically negligible credit losses.

Debt is recorded at a carrying value of $40.0 million (December 31, 2023 – $40.0 million). The debt is not traded on quoted markets and approximates its fair value based on recent refinancing.

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at September 30, 2024, the Company had surety facilities in place to cover its bonding obligations, which include $32.3 million of bonding in Nevada and $7.4 million (C$10.0 million) of bonding in Canada.

The terms of the facilities carry an average annual financing fee of 2.3% and require a deposit of 6.1%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2024, the Company recorded $3.1 million in restricted cash in non-current assets as a deposit against the surety facility.

Streaming agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During nine months ended September 30, 2024, the realized gold price from the streaming agreement was $601 per ounce (nine months ended September 30, 2023 – $589 per ounce).

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2024, the Company recorded revenue of $0.4 million and $1.2 million, respectively (three and nine months ended September 30, 2023 –$0.5 million and $1.6 million, respectively) related to the gold stream sales.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Flow-through eligible expenses

On December 14, 2023, the Company completed a flow-through share issuance for gross proceeds of $16.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As at September 30, 2024, the Company has incurred $13.7 million in CEE and CDE and expects to fulfill its remaining obligations by the end of 2024.

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

During the three and nine months ended September 30, 2024, the Company received net proceeds of $nil and $4.8 million, respectively, from the sales on a Supplier Advance Basis (three and nine months ended September 30, 2023 –$41.2 million and $93.4 million, respectively). During the nine months ended September 30, 2024, the Company recorded revenue of $4.8 million related to gold sales (nine months ended September 30, 2023 – $83.2 million) with no amounts outstanding under this facility as at September 30, 2024.

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

NOTE 17 TIMBERLINE ACQUISITION

On August 19, 2024, the Company completed the acquisition of Timberline. The acquisition of Timberline expands the Company’s existing portfolio of exploration-stage Mineral Property Interests in Nevada.

The Company accounted for the acquisition of Timberline as an asset acquisition, according to ASC 805 – Business Combinations.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Consideration transferred to acquire Timberline was measured at fair value and includes direct acquisition-related expenses. Pursuant to the Agreement and Plan of Merger, the Company issued 1,839,306 common shares with a fair value of $18.3 million and 205,349 warrants with a fair value of $0.9 million as part of the consideration. Additionally, outstanding notes payable amounting to $1.9 million were settled and included in the consideration. The Company’s previously held 3.3% equity interest was measured at a fair value of $0.6 million and included in consideration.

The following table summarizes the purchase price and the estimated fair value of assets acquired and liabilities assumed on August 19, 2024:

Fair value
August 19, 2024
Purchase price:
Common shares	$18,301
Warrants	913
Direct acquisition costs	52
Previously held equity interest	563
Notes receivable	1,897
$21,726

Fair value
August 19, 2024
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$603
Prepaid and other current assets	64
Mineral property interests	22,369
Restrictive time deposits	529
Accounts payable and accrued liabilities	(477)
Asset retirement obligation	(256)
Deferred income tax liability	(1,106)
$21,726

NOTE 18 SUBSEQUENT EVENT

On October 24, 2024, McEwen Copper and Nuton LLC (“Nuton”), a subsidiary of Rio Tinto, announced the closing of agreements pursuant to which McEwen Copper issued 1,166,666 common shares for aggregate proceeds of $35.0 million. On the same day, McEwen Copper announced the closing of agreements with two individual investors pursuant to which McEwen Copper issued 66,669 common shares for aggregate proceeds of $2.0 million.

Subsequent to the closing of the transactions above, the Company’s ownership of McEwen Copper Inc. decreased from 48.3% to 46.4%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refer to McEwen Mining Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three and nine months ended September 30, 2024 and compares those to the results for the three and nine months ended September 30, 2023. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2023.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024, and 2023 and to our Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 33.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2024, and 2023 are abbreviated as Q3/24 and Q3/23, respectively, and the reporting periods for the nine months ended September 30, 2024, and 2023 are abbreviated as 9M/24 and 9M/23, respectively.

Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 85:1 for Q3/24 and 82:1 for Q3/23, and 85:1 for 9M/24 and 83:1 for 9M/23, which is based on the average per ounce price of gold and silver during each period.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979, and is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of September 30, 2024, the Company also holds a 48.3% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC using the equity method of accounting.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; and CAD refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q3/24 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3/2024 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On July 12, 2024, McEwen Copper closed an initial tranche of a private placement financing for up to $70.0 million to advance the Los Azules copper project to feasibility, consisting of an investment by McEwen Mining for $14.0 million, and by Rob McEwen, Chairman and Chief Owner, for $5.0 million. McEwen Copper issued 466,667 common shares to McEwen Mining for the aforementioned proceeds. As of September 30, 2024, the Company owned a 48.3% interest in McEwen Copper. Subsequent to quarter end, McEwen Copper closed a second tranche of the offering for $37.0M, including $35.0M from Nuton LLC, a Rio Tinto Venture, and the Company’s ownership interest in McEwen Copper decreased from 48.3% to 46.4%.

●	On August 19, 2024, the Company successfully completed its acquisition of all of the issued and outstanding shares of Timberline Resources Corporation (“Timberline”) by way of a merger between Timberline and a wholly owned subsidiary of the Company. As a result, the shares of Timberline ceased trading and were delisted from the TSX Venture Exchange and the OTCQB. This transaction augments McEwen’s existing portfolio of development and exploration projects in Nevada, including properties adjacent to our existing Gold Bar mine with near-term development potential.

Operational Highlights

●	Consolidated production of 35,180 GEOs in Q3/24 decreased by 9% compared to 38,613 GEOs in Q3/23. During 9M/24, we produced 103,445 GEOs, including 41,290 attributable GEOs from the San José mine(1), and reiterate our consolidated production guidance of 130,000 to 145,000 GEOs for full year 2024, supported by the production performance from the Gold Bar mine.

●	Consolidated sales of 34,435 GEOs in Q3/24 decreased by 2% compared to 35,244 GEOs in Q3/23. During 9M/24, we sold 104,025 GEOs, including 42,241 attributable GEOs from the San José mine(1) compared to 100,859 GEOs sold during 9M/23 including 42,879 attributable GEOs from the San José mine(1).

●	At the Fox Complex, we produced 7,855 GEOs during Q3/24, a 30% decrease compared to 11,174 GEOs produced during Q3/23. Production continued to be impacted by a shortfall in development meters in H1/24 due to a stope failure, limiting stope availability in Q3/24. During 9M/24, we produced 23,600 GEOs compared with 34,225 GEOs during 9M/23. While stope availability is expected to improve during Q4/24, resulting in higher GEO production compared to prior quarters in 2024, we expect full year production to be approximately 15% to 20% below our annual production guidance of 40,000 to 42,000 GEOs.

●	At the Gold Bar Mine, we produced 13,640 GEOs during Q3/24, an increase of 43% compared to 9,507 GEOs produced in Q3/23. Despite a 49% decrease in stacked tonnes, higher mined grades and recovery rates compared to prior year improved production significantly. During 9M/24, we produced 37,654 GEOs at the Gold Bar mine, and expect to meet, and potentially exceed, annual production guidance of 40,000 to 43,000 GEOs.

●	At the San José Mine, Q3/24 production of 13,684 GEOs decreased by 24% compared to 17,932 GEOs during Q3/23. Production was impacted by lower than expected mined metal grades, however with additional infill drilling performed during the quarter and availability of new mining areas, grade performance is expected to improve during Q4/24. With 41,290 attributable GEOs produced in 9M/24, we expect the San José mine to meet annual production guidance of 50,000 to 60,000 attributable GEOs(1).

●	We continued to advance our Los Azules copper project to feasibility. While drilling ceased during Argentina’s winter season, the McEwen Copper team remains on track to deliver a feasibility study during the first half of 2025.

●	We continued to meet safety expectations at our 100% owned operating mines. During 9M/24, we did not have any lost-time incidents at our Fox Complex and Gold Bar Mine. Both of our operating mines have operated without lost-time incidents for over four years.

Financial Highlights

●	We reported consolidated cash and cash equivalents of $29.2 million, and consolidated working capital of $8.6 million as at September 30, 2024. (December 31, 2023 – $23.0 million and $22.7 million, respectively).

●	Revenue of $52.3 million was reported in Q3/24 from the sale of 21,350 GEOs from our 100% owned operations at an average realized price(2) of $2,499 per GEO. This compares to Q3/23 revenue of $38.4 million from the sale of 20,620 GEOs from our 100% owned operations at a realized price of $1,920 per GEO.

●	We reported gross profit of $13.8 million in Q3/24, compared to $3.8 million in Q3/23 from our 100% owned operations. Our increase in revenue that contributed to the increase in gross profit in Q3/24 was slightly offset by higher production costs attributable to sales during the 2024 period.

●	Net loss for Q3/24 was $2.1 million, or $0.04 per share, compared to a net loss of $18.5 million for Q3/23, or $0.39 per share. Our results improved primarily due to lower attributable advanced projects expenditures at Los Azules, as well as our higher gross profit described above.

●	Adjusted EBITDA(2) for Q3/24 was $10.5 million, or $0.20 per share, compared to Q3/23 adjusted EBITDA of $1.5 million, or $0.03 per share. Adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine.

●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/24 were $1,572 and $1,953, respectively. 9M/24 cash costs and AISC per GEO sold were $1,572 and $1,909, respectively, as compared to annual guidance ranges of $1,225 to $1,325 and $1,450 to $1,550, respectively. Accelerated development costs to improve stope availability for Q4/24 increased unit costs during the third quarter. While we expect production to improve in the fourth quarter, including adding on new production from our Black Fox mine, we expect that unit costs will be 15% to 20% higher than annual guidance.

●	Gold Bar unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/24 were $1,281 and $1,822, respectively. 9M/24 cash costs and AISC per GEO sold were $1,302 and $1,548, respectively, as compared to annual guidance of $1,450 to $1,550 and $1,650 to $1,750, respectively. While higher planned stripping costs in Q3/24 increased unit costs, we remain on track to meet our full year cost guidance.

●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/24 were $2,173 and $2,675, respectively. 9M/24 cash costs and AISC per GEO sold were $1,788 and $2,194, respectively, as compared to full year guidance of $1,300 to $1,500 and $1,500 to $1,700, respectively. While Argentine cost inflation remained high, the relative strength of the peso against the US Dollar continued to increase costs in US Dollar terms. Combined with lower than expected mined grades, unit costs were higher than expected. While production is expected to recover in Q4/24 from new mining areas, unit costs are expected to remain above guidance due to macroeconomic factors.

Exploration and Mineral Resources and Reserves

●	McEwen Copper invested $6.1 million at the Los Azules copper project in Argentina during Q3/24 to advance its feasibility study and associated activities. Including amounts spent by Minera Andes Inc. prior to 2012, and McEwen Mining prior to 2021, we have invested over $350 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

●	We incurred $1.8 million in exploration expenses at Fox Complex during Q3/24 to advance our Grey Fox project, where we completed 29,918 feet (9,119 meters) of drilling and initiated mineralogical studies to better understand the nature of the mineralization.

●	We incurred $3.5 million in exploration expenses at the Gold Bar mine on near-term production targets during Q3/24, including the Cabin, Gold Bar South and Hunter deposits, as well as greenfield targets for mine life extension opportunities.

●	During Q4/24, we plan to initiate exploration at newly acquired properties from the Timberline acquisition that closed in August 2024.

(1) At our 49% attributable interest.

(2) As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 33.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$52,250	$38,404	$140,954	$107,551
Production costs applicable to sales (1)	$(29,682)	$(26,468)	$(86,858)	$(80,043)
Gross profit (1)	$13,803	$3,755	$30,572	$4,138
Adjusted EBITDA (2)	$10,489	$1,528	$24,039	$(6,730)
Adjusted EBITDA per share (2)	$0.20	$0.03	$0.48	$(0.14)
Net loss	$(2,081)	$(18,451)	$(35,459)	$(83,154)
Net loss per share	$(0.04)	$(0.39)	$(0.70)	$(1.75)
Cash from (used) in operating activities	$23,161	$(2,280)	$30,666	$(56,042)
Additions to mineral property interests and plant and equipment	$19,140	$9,319	$30,346	$18,277

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 33.

	September 30, 2024	December 31, 2023

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$29,226	$23,020
Current assets	$59,572	$52,661
Current liabilities	$50,936	$30,003
Long-term debt	$31,000	$40,000

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except per ounce)
GEOs produced (1)	35.2	38.6	103.4	104.7
100% owned operations	21.5	20.7	62.2	58.0
San José mine (49% attributable)	13.7	17.9	41.3	46.7
GEOs sold (1)	34.4	35.2	104.0	100.9
100% owned operations	21.3	20.6	61.8	58.0
San José mine (49% attributable)	13.1	14.6	42.2	42.9
Average realized price ($/GEO) (2)(3)	$2,499	$1,920	$2,342	$1,916
P.M. Fix Gold ($/oz)	$2,474	$1,928	$2,296	$1,930
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$1,390	$1,284	$1,406	$1,381
San José mine (49% attributable)	$2,173	$1,445	$1,788	$1,505
AISC per ounce ($/GEO sold) (2)
100% owned operations	$1,871	$1,686	$1,687	$1,683
San José mine (49% attributable)	$2,675	$1,953	$2,194	$1,971
Gold : Silver ratio (1)	85 : 1	82 : 1	85 : 1	83 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 85 : 1 for Q3/24 and 82 : 1 for Q3/23.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 33.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED PERFORMANCE

Driven by a 36% increase in revenue from $38.4 million in Q3/23 up to $52.3 million in Q3/24, and slightly offset by a 12% increase in production costs, we reported a gross profit of $13.8 million in Q3/24, compared to a gross profit of $3.8 million for Q3/23.

Supported by our improvement in gross profit described above, we reported a net loss of $2.1 million (or $0.04 per share) and adjusted EBITDA of $10.5 million (or $0.20 per share) in Q3/24, compared to a net loss of $18.5 million (or $0.39 per share) and adjusted EBITDA of $1.5 million (or $0.03 per share) in Q3/23.

Production from our 100% owned mines of 21,495 GEOs in Q3/24 increased by 814 GEOs, from 20,681 GEOs produced in Q3/23. At the Gold Bar mine, the production increase of 4,133 GEOs in Q3/24 compared to Q3/23 was attributable to a 21% increase in higher gold grades of stacked mineralized material, and higher heap leach recovery rates. At the Fox Complex, the production decrease of 3,319 GEOs in Q3/24 compared to Q3/23 was driven by a 9% decrease in tonnes processed and a 21% decrease in average head grades processed.

Our attributable share of San José mine production was 13,684 GEOs in Q3/24, or 24% lower than the 17,932 GEOs produced in Q3/23. The decrease was primarily driven by temporary lower than expected metal grades mined and processed.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales from 100% owned operations increased to $52.3 million in Q3/24, compared to $38.4 million in Q3/23 due to higher average realized gold prices and consolidated gold sales, as described above. Our average realized gold price in Q3/24 was $2,499 per GEO, compared to $1,920 per GEO in Q3/23.

Production costs applicable to sales increased to $29.7 million in Q3/24, compared to $26.5 million in Q3/23. Production costs increased primarily at Gold Bar compared to prior year, driven by higher mining rates and contractor unit costs.

Advanced project costs were $2.5 million in Q3/24, compared to $20.4 million in Q3/23. Advanced project costs primarily relate to the Fenix Project in both Q3/23 and Q3/24, and Los Azules in Q3/23. Following the deconsolidation of McEwen Copper in Q4/23, the Company’s attributable costs for Los Azules are recognized through the Loss from investment in McEwen Copper line item on our Statement of Operations and are no longer recognized within Advanced Project Costs.

Exploration costs were $5.3 million in Q3/24, compared to $4.7 million in Q3/23. Exploration expenditures focused on the Grey Fox project at the Fox Complex, and on near-term production targets and mine life extension opportunities at Gold Bar.

Loss from investment in MSC: During Q3/24 we recorded a loss of $1.2 million, compared to a loss of $2.7 million in Q3/23. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Loss from investment in McEwen Copper: During Q3/24 we recorded a loss of $1.9 million representing our attributable portion of the costs of McEwen Copper to advance the Los Azules project to feasibility. Prior to Q4/23, the financial results of McEwen Copper were consolidated. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net was $1.1 million in Q3/24, a $11.4 million decrease compared to income of $10.3 million in Q3/23. During Q3/23, interest and other finance income was impacted by the consolidation of McEwen Copper’s financial results, which included income earned from its investments of cash reserves not immediately required for exploration activities.

Other expense was $0.1 million in Q3/24, compared to an expense of $10.1 million in Q3/23. The increase was primarily attributable to a decrease in foreign exchange losses following the deconsolidation of McEwen Copper, as a sizable portion of its treasury was held in Argentine pesos during Q3/23.

Income and mining tax expense was $0.8 million in Q3/24, compared to a recovery of $0.2 million in Q3/23. The decrease was primarily due to the Nevada net proceeds tax, partially offset by adjustments in temporary tax differences related to our McEwen Copper investment and the amortization of the flow-through share premium.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $4.8 million during 2024, from $27.5 million as at December 31, 2023 to $32.3 million as at September 30, 2024.

Cash from operating activities of $30.7 million during 9M/24 reflects the net loss of $35.5 million for the period, adjusted for non-cash impacts, including net losses from equity method investments of $31.9 million, depreciation, amortization, and depletion of $24.0 million, income and mining tax recovery of $6.3 million, an increase in non-cash working capital of $12.5 million, stock-based compensation of $2.1 million, and reclamation accretion and adjustments to estimate of $1.1 million. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $45.1 million during 9M/24 consisted of additions to mineral property interests and plant and equipment of $30.3 million, driven primarily by capital development at the Fox Complex, and the investment of an additional $14.0 million in McEwen Copper during the 2024 period, notes receivable acquired of $1.9 million. This was slightly offset by $1.1 million of cash and restricted cash received from the acquisition of Timberline.

Cash provided by financing activities of $19.5 million during 9M/24 consisted of proceeds from the issuance of flow-through common shares of $20.4 million in June 2024, offset by finance lease payments of $0.9 million.

Working capital as at September 30, 2024 was $8.6 million, and decreased by 62% from $22.7 million as at December 31, 2023. The decrease in working capital was driven by the reclassification of $9.0 million of long-term debt to current liabilities, an increase in accounts payables and accrued liabilities of $6.2 million, a $4.7 million increase in flow-through share premium liabilities, offset by a $6.2 million increase in cash and cash equivalents described above, and a $0.7 million increase in other current assets.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes the operating results for the Gold Bar mine for the three and nine months ended September 30, 2024, and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	381	737	1,709	1,796
Average grade (g/t Au)	0.83	0.87	0.88	0.83
Stacked mineralized material (t)	306	604	1,636	1,661
Average grade (g/t Au)	0.84	0.69	0.89	0.77
Gold ounces:
Produced	13.6	9.5	37.6	23.9
Sold	13.3	9.4	38.0	23.8
Silver ounces:
Produced	0.1	0.2	0.4	0.5
Sold	0.7	0.3	0.7	0.7
GEOs:
Produced	13.6	9.5	37.7	23.8
Sold	13.3	9.4	38.0	23.8
Revenue from gold and silver sales	$33,251	$17,967	$88,215	$45,526
Cash costs (1)	$17,078	$14,399	$49,515	$41,446
Cash costs per ounce ($/GEO sold) (1)	$1,281	$1,529	$1,302	$1,743
All‑in sustaining costs (1)	$24,293	$20,342	$58,860	$52,392
AISC per ounce ($/GEO sold) (1)	$1,822	$2,160	$1,548	$2,203
Gold : Silver ratio	85 : 1	82 : 1	85 : 1	83 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 33 for additional information.

Q3/24 compared to Q3/23

The Gold Bar mine produced 13,640 GEOs in Q3/24, representing a 43% increase from 9,507 GEOs produced in Q3/23. The increase in quarterly production was a result of higher average gold grades in stacked material of 0.84 g/t Au in Q3/24 compared to 0.69 g/t Au in Q3/23, as well as higher recoveries realized during Q3/24 from previously stacked material.

Revenue from gold and silver sales increased 85% to $33.3 million in Q3/24, compared to $18.0 million in Q3/23. The increase in revenue was the result of higher GEOs sold during Q3/24 of 13,333 GEOs in Q3/24 compared to 9,420 GEOs in Q3/23 along with a higher average realized gold price of $2,499 per GEO in Q3/24 compared with $1,920 per GEO in Q3/23.

Production costs applicable to sales increased 19% to $17.1 million in Q3/24 from $14.4 million in Q3/23. Higher mining rates, including for stripping, and contractor unit costs contributed to the increase in year-over-year costs.

Cash costs and AISC per GEO sold in Q3/24 were $1,281 and $1,822 respectively, compared to $1,529 and $2,160 in Q3/23, respectively. Unit costs generally improved due to the higher GEOs sold in Q3/24 relative to Q3/23, offset by higher mining costs, including for capital development.

Exploration Activities

At the Gold Bar mine, exploration activities focused on near-mine mine life extension opportunities at Cabin Creek, Gold Bar South and Hunter.

In Q3/24, exploration at the Cabin Creek pit included drilling and updating of the resource model to evaluate the economic feasibility of mining shallow oxide resources in 2025. Assays from this drilling returned 90 feet of oxidized gold mineralization grading 0.63 g/t, starting at a depth of 105 feet. Additional holes were drilled late in the quarter, to fill in data gaps in the model and extend open mineralization. Drilling is expected to continue into Q4/24.

At Gold Bar South, results from the North Zone drilling confirmed expansion of the near-surface gold resource. In the East Deep Zone, additional holes drilled during Q3/24 extended higher-grade oxidized gold mineralization along ENE-trending structural zones. This deeper mineralization remains open to the east and plans are being made for additional drilling.

At the Hunter exploration target, additional core drilling completed in Q3/24 defined the outer edges of the deposit and provided data to construct a geologic model in preparation for resource modelling. Development of the Hunter target is expected to result in production for 2026 onwards.

Timberline Acquisition

During August 2024, we closed the acquisition of Timberline Resources Corporation, which holds several exploration projects in Nevada, USA, two of which are located near current operations at the Gold Bar mine and have medium-term development potential. An initial phase of exploration is expected to begin at the historic Windfall project during Q4/24.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Black Fox underground mine, the Stock Project (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; and a number of exploration properties located near the city of Timmins, Ontario, Canada.

Fox Complex

The following table summarizes the operating results for the Fox Complex for the three and nine months ended September 30, 2024, and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	89	95	241	296
Average grade (g/t Au)	2.78	3.41	2.91	3.50
Processed mineralized material (t)	105	116	315	337
Average grade (g/t Au)	2.52	3.19	2.55	3.48
Gold ounces:
Produced	7.8	11.2	23.6	34.2
Sold, excluding stream	7.4	10.3	21.8	31.5
Sold, stream	0.6	0.9	1.9	2.7
Sold, including stream	8.0	11.2	23.7	34.2
Silver ounces:
Produced	0.9	1.4	3.4	4.2
Sold	1.4	1.5	4.3	4.7
GEOs:
Produced	7.9	11.2	23.6	34.2
Sold, excluding stream	7.4	10.3	21.8	31.5
Sold	8.0	11.2	23.8	34.2
Revenue from gold and silver sales	$18,999	$20,259	$51,539	$61,847
Cash costs (1)	$12,604	$12,069	$37,343	$38,597
Cash costs per ounce ($/GEO sold) (1)	$1,572	$1,078	$1,572	$1,129
All‑in sustaining costs (1)	$15,660	$14,420	$45,341	$45,178
AISC per ounce ($/GEO sold) (1)	$1,953	$1,288	$1,909	$1,321
Gold : Silver ratio	85 : 1	82 : 1	85 : 1	83 : 1
(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 33 for additional information.

Q3/24 compared to Q3/23

The Fox Complex produced 7,855 GEOs from the Froome mine in Q3/24, which represented a 30% decrease from the 11,174 GEOs produced in Q3/23. Mine production was affected by a shortfall in development meters in H1/24 due to a stope failure, limiting stope availability in Q3/24 and negatively impacting planned mined and milled gold grades. Additional development was completed during Q3/24 to accelerate stope availability in Q4/24, including at our historic Black Fox underground mine.

Revenue from gold sales was $19.0 million in Q3/24, a decrease of $1.3 million compared to $20.3 million in Q3/23, A 28% decrease in GEOs sold was largely offset by an increase in the average realized gold price from $1,920 per GEO in Q3/23 to $2,499 per GEO in Q3/24. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome and Black Fox mines at $601 per ounce as of Q3/24.

Production costs applicable to sales were $12.6 million, which increased in Q3/24 by $0.5 million from $12.1 million in Q3/23, driven primarily by higher mining contractor and labor costs required to complete work at Black Fox.

Cash costs and AISC per GEO sold were $1,572 and $1,953 in Q3/24, respectively, compared to $1,572 and $1,909 in Q3/23, respectively. The increase in unit costs was driven primarily by lower GEOs sold as described above, as well as accelerated capital development costs to increase stope availability in respect of AISC.

Exploration Activities

During Q3/24, $1.8 million was incurred primarily for exploration at the Grey Fox property. This included 29,918 feet (9,119 meters) of drilling at Grey Fox as well as the initiation of a mineralogical study, including laser-induced breakdown spectroscopy, of lithologies at the Gibson and Whiskey Jack zones at Grey Fox to better understand the nature of the mineralization. An infill geophysics program will be conducted at Grey Fox in Q4/24 to check for Black Fox-style mineralization believed to be below Grey Fox.

Stock Development Activities

During 9M/24, we invested $5.5 million in developing our Stock project. Earthworks have been completed in preparation for our mine portal construction later in 2024, with the objective of driving a ramp from the Stock East to the Stock West zones. We are also reviewing engineering plans for rehabilitation of the historic Stock shaft in 2025 to provide alternative means of access to the Stock ore bodies.

Mexico Segment

The Mexico segment includes the El Gallo mine and the related advanced-stage Fenix Project, located in Sinaloa state.

Advanced-Stage Properties – Fenix Project

On December 31, 2020, we announced the results of a feasibility study for the development of our 100%-owned Fenix Project, which includes existing heap leach material at the El Gallo mine and the El Gallo Silver deposit. Key environmental permits for Phase 1 were received in 2019, including the approval for an in-pit tailings storage facility and process plant construction. We are currently awaiting the renewal of key mining permits prior to a construction decision.

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

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina. Hochschild is the majority owner and operator of the San José mine.

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2024, and 2023 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Stacked mineralized material (t)	171	152	467	390
Average grade mined (g/t)
Gold	4.0	5.0	3.7	4.9
Silver	241	269	225	270
Processed mineralized material (t)	152	153	421	425
Average grade processed (g/t)
Gold	3.9	5.2	4.3	4.9
Silver	227	271	244	260
Average recovery (%):
Gold	86.2	87.1	86.5	85.7
Silver	86.9	88.9	87.4	87.4
Gold ounces:
Produced	16.6	22.1	50.1	57.1
Sold	15.8	18.0	51.3	51.5
Silver ounces:
Produced	965	1,184	2,895	3,125
Sold	928	994	2,957	2,979
GEOs:
Produced	27.9	36.6	84.3	95.3
Sold	26.7	29.8	86.2	87.5
Revenue from gold and silver sales	$70,361	$64,495	$210,636	$179,443
Average realized price:
Gold ($/Au oz)	$2,639	$2,138	$2,445	$2,044
Silver ($/Ag oz)	$30.83	$26.08	$28.82	$24.88
Cash costs (1)	$58,031	$43,380	$154,136	$131,434
Cash costs per ounce sold ($/GEO) (1)	$2,173	$1,445	$1,788	$1,505
All‑in sustaining costs (1)	$71,434	$58,617	$189,128	$172,052
AISC per ounce sold ($/GEO) (1)	$2,675	$1,953	$2,194	$1,971
Gold : Silver ratio	85 : 1	82 : 1	85 : 1	83 : 1

(1)   As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 33 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q3/24 compared to Q3/2023

On a 100% basis, the San José mine produced 27,927 GEOs in Q3/24, compared to 36,597 in Q3/23. The decrease in GEOs produced was driven by a 24% and 16% decrease in gold and silver head grades processed, respectively.

Revenue from gold and silver sales was $70.4 million in Q3/24, compared to $64.5 million in Q3/23. The increase was driven by a higher average realized gold price per ounce of $2,639/oz gold in Q3/24 compared with $2,138/oz gold in Q3/23, and offset by an 11% decrease in GEOs sold.

Production costs applicable to sales were $58.0 million during Q3/24, compared to $43.4 million during Q3/23. While cost inflation remained high from an Argentine perspective, the relative strength of the peso against the US Dollar continued to increase costs in US Dollar terms.

Cash costs and AISC per GEO sold were $2,173 and $2,675 in Q3/24, respectively, compared to $1,445 and $1,953 in Q3/23, respectively. Negative foreign exchange impacts, combined with temporary lower than expected mined grades, resulted in higher than expected unit costs.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q3/24 resulted in a loss of $1.2 million, compared to a loss of $2.7 million in Q3/23. Despite higher than planned unit costs, the metals price environment has allowed the operation to strengthen its liquidity, improving its working capital balance to $75.5 million as at September 30, 2024, while also investing $8.5 million in exploration expenditures and $3.5 million in mill expansion costs during 2024.

McEwen Copper Inc.

As of September 30, 2024, we own a 48.3% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. Including amounts spent by Minera Andes Inc. prior to 2012, and directly by McEwen Mining prior to 2021, we have invested over $350 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped copper deposits and is located in the Province of San Juan, Argentina.

During the nine months ended September 30, 2024, Los Azules spent $91.9 million in exploration expenditures at the Los Azules copper project in Argentina. These funds primarily supported key activities required to complete our planned feasibility study, such as an extensive drilling program completed in June 2025, and the completion of geological and hydrological models. Our feasibility study is expected to be published towards during the first half of 2025.

2023-2024 Assay Results

At Los Azules, infill drilling has upgraded resource classifications, validated the geological model, and confirmed the high-grade zone. During the 2023-24 drilling season, over 70,000 meters (m) were completed, enhancing the interpretation of the geological model and extending mineralization of the supergene enrichment zone both at its edges and at depth. Drill highlights include:

●	217 m of 1.11 % Cu, including 100 m of 1.32 % Cu (Hole AZ24375)
●	158 m of 0.84 % Cu, including 78.5 m of 1.10 % Cu (Hole AZ24335)
●	276 m of 0.86 % Cu, including 160 m of 0.96 % Cu (Hole AZ24403)
●	146 m of 0.89 % Cu , within the enriched zone (Hole AZ24320)
●	119.6 m of 0.72 % Cu , within the enriched zone (Hole AZ24332)
●	257 m of 0.76% Cu, within the enriched zone (Hole AZ23205MET)
●	446 m of 0.63% Cu, including 76 m of 0.92% Cu (Hole AZ23228MET)
●	250 m of 0.68% Cu, in the Enriched zone, including 192 m of 0.83% Cu (Hole AZ23230MET)
●	349 m of 0.77% Cu, including 232 m of 0.86% Cu in the Enriched zone (Hole AZ23292)
●	383 m of 0.54% Cu, including 74 m of 0.86% Cu in the Enriched zone (Hole AZ23277)

The 2023-2024 drill campaign successfully met its objectives by infilling existing drill hole data to facilitate the conversion of resources to Measured or Indicated Mineral Resources for inclusion in the Los Azules Feasibility Study. Additionally, the campaign included geotechnical, metallurgical, hydrogeological, and condemnation drilling.

Further details on our assay results were included in our press releases dated February 26, 2024, May 16, 2024, and August 8, 2024.

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

Energy Supply Contract

McEwen Copper Inc. has reached an agreement with YPF Luz to power its Los Azules copper project in San Juan, Argentina, with renewable energy. The companies signed a Memorandum of Understanding to negotiate the energy supply, which will come from YPF Luz’s renewable assets connected to the Argentine Interconnection System. YPF Luz will also develop, construct, and finance a high-voltage transmission line to connect the project to the grid, ensuring a sustainable energy supply for the copper project.

Regime of Incentives for Investment (RIGI)

The Regime of Incentives for Investment aims to attract domestic and foreign investment to a number of sectors in Argentina, including mining, enhancing resource exploration and production while creating job opportunities and increasing energy security. The regime offers various benefits to companies, including reduced income tax rates, stability agreements for a predictable regulatory environment, and legal protections for investments. Additionally, RIGI facilitates access to mineral and energy resources providing clearer regulatory guidelines, and ensuring that companies can secure the necessary permits and licenses to operate, and provides a stable framework that reduces investment risks.

The fiscal and financial tax benefits associated with the RIGI are expected to lead to a significant enhancement of the overall economics of the Los Azules project, positively impacting both its net present value and internal rate of return.

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

The presentation of these measures, including the minority interest in the San José mine, has limitations as an analytical tool. Some of these limitations include:

The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not represent our legal claim to the assets and liabilities, or the revenues and expenses; and

●	Other companies in our industry may calculate their cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, adjusted EBITDA and average realized price per ounce differently than we do, limiting the usefulness as a comparative measure.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$17,078	$12,604	$29,682	$49,515	$37,343	$86,858
Mine site reclamation, accretion and amortization	328	162	490	943	433	1,376
In‑mine exploration	165	—	165	647	—	647
Capitalized mine development (sustaining)	5,246	2,870	8,116	5,246	7,275	12,521
Capital expenditures on plant and equipment (sustaining)	1,459	—	1,459	2,438	—	2,438
Sustaining leases	17	24	41	70	290	360
All‑in sustaining costs	$24,293	$15,660	$39,953	$58,860	$45,341	$104,200
Ounces sold, including stream (GEO)	13.3	8.0	21.3	38.0	23.8	61.8
Cash cost per ounce sold ($/GEO)	$1,281	$1,572	$1,390	$1,302	$1,572	$1,406
AISC per ounce sold ($/GEO)	$1,822	$1,953	$1,871	$1,548	$1,909	$1,687

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$14,399	$12,069	$26,468	$41,446	$38,597	$80,043
Mine site reclamation, accretion and amortization	—	—	—	—	—	—
In‑mine exploration	1,457	—	1,457	3,054	—	3,054
Capitalized underground mine development (sustaining)	—	2,227	2,227	—	6,058	6,058
Capital expenditures on plant and equipment (sustaining)	4,478	—	4,478	7,655	—	7,655
Sustaining leases	8	124	132	237	523	760
All‑in sustaining costs	$20,342	$14,420	$34,762	$52,392	$45,178	$97,570
Ounces sold, including stream (GEO)	9.4	11.2	20.6	23.8	34.2	58.0
Cash cost per ounce sold ($/GEO)	$1,529	$1,078	$1,284	$1,743	$1,129	$1,381
AISC per ounce sold ($/GEO)	$2,160	$1,288	$1,686	$2,203	$1,321	$1,683

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - Cash costs	$58,031	$43,380	$154,136	$131,434
Mine site reclamation, accretion and amortization	338	—	1,003	386
Site exploration expenses	1,605	2,538	4,926	7,336
Capitalized underground mine development (sustaining)	7,045	11,890	21,425	27,939
Less: Depreciation	(616)	(909)	(2,036)	(2,162)
Capital expenditures (sustaining)	5,031	1,718	9,674	7,119
All‑in sustaining costs	$71,434	$58,617	$189,128	$172,052
Ounces sold (GEO)	26.7	29.8	86.2	87.5
Cash cost per ounce sold ($/GEO)	$2,173	$1,445	$1,788	$1,505
AISC per ounce sold ($/GEO)	$2,675	$1,953	$2,194	$1,971

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

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net loss before income and mining taxes	$(1,267)	$(28,617)	$(39,578)	$(110,873)
Less:
Depreciation and depletion	8,921	8,506	24,009	24,286
Loss from investment in McEwen Copper Inc. (Note 9)	1,852	—	36,680	—
Advanced Projects – McEwen Copper Inc.	—	18,478	—	78,883
General, interest and other – McEwen Copper Inc.	—	2,179	—	(3,033)
Interest expense	983	982	2,928	4,007
Adjusted EBITDA	$10,489	$1,528	$24,039	$(6,730)
Weighted average shares outstanding (thousands)	51,953	47,471	50,380	47,442
Adjusted EBITDA per share	$0.20	$0.03	$0.48	$(0.14)

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$52,250	$38,404	$140,954	$107,551
Less: revenue from gold sales, stream	349	527	1,283	1,567
Revenue from gold and silver sales, excluding stream	$51,901	$37,877	$139,671	$105,984
GEOs sold	21.3	20.6	61.8	58.0
Less: gold ounces sold, stream	0.6	0.9	2.1	2.7
GEOs sold, excluding stream	20.8	19.7	59.6	55.3
Average realized price per GEO sold, excluding stream	$2,499	$1,920	$2,342	$1,916

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$41,739	$38,563	$125,422	$105,319
Silver sales	28,622	25,932	85,214	74,124
Gold and silver sales	$70,361	$64,495	$210,636	$179,443
Gold ounces sold	15.8	18.0	51.3	51.5
Silver ounces sold	928	994	2,957	2,979
GEOs sold	26.7	30.0	86.2	87.3
Average realized price per gold ounce sold	$2,639	$2,138	$2,445	$2,044
Average realized price per silver ounce sold	$30.83	$26.08	$28.82	$24.88
Average realized price per GEO sold	$2,635	$2,149	$2,443	$2,055

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

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. Many of these statements can be found by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or the negative of these terms or similar expressions used in this report or incorporated by reference in this report, but the absence of these terms does not mean that a statement is not forward-looking.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31, 2023 and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy.
●	our acquisitions may not achieve their intended results. Our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects.
●	our ability to maintain an ongoing listing of our common stock on the New York Stock Exchange or another national securities exchange in the United States.
●	decisions of foreign countries, banks, and courts within those countries.
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions.
●	operating results of MSC and McEwen Copper.
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices.
●	timing and amount of mine production.
●	our ability to retain and attract key personnel.
●	technological changes in the mining industry.
●	changes in operating, exploration, or overhead costs.
●	access and availability of materials, equipment, supplies, labor and supervision, power, and water.
●	results of current and future exploration activities.
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed.
●	changes in our business strategy.
●	interpretation of drill hole results and the geology, grade, and continuity of mineralization.
●	the uncertainty of reserve estimates and timing of development expenditures.
●	litigation or regulatory investigations and procedures affecting us.
●	changes in federal, state, provincial and local laws, and regulations.
●	local and community impacts and issues including criminal activity and violent crimes.
●	accidents, public health issues, and labor disputes.
●	uncertainty relating to title to mineral properties.
●	changes in relationships with the local communities in the areas in which we operate; and
●	decisions by third parties over which we have no control.

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 48.3% ownership in McEwen Copper as of September 30, 2024, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended September 30, 2024, the Mexican peso depreciated 7% against the U.S dollar, compared to an 1.5% depreciation in the same period of 2023.

The Canadian dollar experienced a 1.2% appreciation against the U.S. dollar for the three months ended September 30, 2024, compared to a 2.1% depreciation in the comparable period of 2023.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $6.8 million (CAD 9.2 million) and $0.5 million (MXN 9.8 million), respectively, as at September 30, 2024. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation.

We have in the past sought and will likely in the future seek to acquire additional funding from the sale of common stock or other equity securities. Movements in the price of our investments have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell equity securities at an acceptable price to meet future funding requirements.

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $52.3 million for the three months ended September 30, 2024, a 10% change in the price of gold and silver would have had an impact of approximately $5.2 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At September 30, 2024, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of September 30, 2024, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2024, we have surety bonds of $44.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 6.1% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of various equipment leases and the $40.0 million debt payable under the Third Amended and Restated Credit Agreement. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

Item 4. CONTROLS AND PROCEDURES

Overview

We are in the process of remediating the material weakness in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended, the “Annual Report”), the completion of which should enable the Company’s certifying officers to again confirm the effectiveness of the Company’s disclosure controls and procedures discussed below. During the quarter ended September 30, 2024, the Company continued to make progress in redesigning and adding layers of review concerning its control procedures related to its transactions within inventory, mineral properties, income taxes, and non-routine transactions, including by adding human resources and engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts. The newly designed control procedures and additional remediation efforts will be tested over a sufficient number of instances with the intent to be considered effective in the coming quarter.

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the extent of the material weakness identified in internal control over financial reporting and previously disclosed in Part II, Item 9A of the Company’s Annual Report that continued to exist as of September 30, 2024, the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report, herein and other reports we have filed with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended September 30, 2024 and through the filing of this report were previously reported in reports the Company has filed with the Securities and Exchange Commission.

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

Item 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2024, there was no information required to be disclosed in a report on Form8-K which was not disclosed in a report on Form 8-K.
(b)	During the quarter ended September 30, 2024, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

10.1

Private Placement Subscription Agreement between Nuton LLC and McEwen Copper Inc., dated as of October 23, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 18, 2024, Exhibit 99.1, File No. 001-33190).

10.2

Private Placement Subscription Agreement between 122594 Canada Inc. and McEwen Copper Inc., dated as of October 23, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 18, 2024, Exhibit 99.1, File No. 001-33190).

10.3

Private Placement Subscription Agreement between 1201068 Ontario Inc. and McEwen Copper Inc., dated as of October 23, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 18, 2024, Exhibit 99.1, File No. 001-33190).

10.4

Private Placement Subscription Agreement between Evanachan Limited and McEwen Copper Inc., dated as of July 12, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 18, 2024, Exhibit 99.1, File No. 001-33190).

10.5

Private Placement Subscription Agreement between Minera Ander Inc. and McEwen Copper Inc., dated as of July 12, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 18, 2024, Exhibit 99.2, File No. 001-33190).

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

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: November 5, 2024	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: November 5, 2024	By: Perry Ing,
Interim Chief Financial Officer