Form 10-K
period 2024-12-31
McEwen Mining Inc.
filed 2025-03-14
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $468,851,994 based on the closing price of $9.18 per share as reported on the NYSE. There were 53,934,510 shares of common stock outstanding on March 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by William Shaver, P.Eng., Chief Operating Officer, Luke Willis, P.Geo, Director, Resource Modeling, and Channa Kumarage, P.Eng., Director, Technical Services, each a “qualified person” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of our material properties which are included as exhibits to the 2021 Form 10-K, except for Los Azules, which was updated and filed as an exhibit to the 8-K dated October 3, 2023, and the Fox Complex, which was updated and filed as an exhibit to this 10-K dated March 14, 2025.

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

PART I

ITEM 1. BUSINESS

History and Organization

McEwen Mining Inc. (the “Company”) is a gold and silver mining production and exploration company with an advanced copper development project, focused on the Americas. We were incorporated under the laws of the state of Colorado in 1979 as US Gold Corp. In September 2011, US Gold Corp. acquired Minera Andes Inc., and was renamed McEwen Mining Inc. We own 100% of the Froome mine and Stock mill in Ontario, Canada, 100% of the Gold Bar mine in Nevada, 100% of the Fenix Project in Sinaloa, Mexico, a 46.4% interest in McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina, and a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina. In addition to the above, we hold interests in advanced-stage and exploration-stage projects in the United States, Canada, Mexico, and Argentina.

Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017, followed by the acquisition of the Black Fox and Stock Properties from Primero Mining Corp. in October 2017. These two acquisitions provided us with an operating mine, mill, and significant land interests in the historic Timmins mining district of Ontario (collectively, the “Fox Complex”). On September 19, 2021, our currently operating Froome mine, located within the Black Fox Property, reached commercial production. The Company is currently developing its Stock Property as an underground mine, with production expected to begin by early 2026.

In the United States, construction began on our 100% owned Gold Bar mine in Nevada in 2017. The Gold Bar mine poured its first gold ingot on February 16, 2019, and achieved commercial production on May 23, 2019. Current production is from our Pick, Ridge and Gold Bar South deposits. In August 2024, we expanded our portfolio of exploration-stage properties in Nevada through the acquisition of Timberline Resources Corporation (“Timberline”).

At the El Gallo mine in Sinaloa, Mexico, mining and crushing activities ceased during the second quarter of 2018, with production activities since that time limited to residual leaching up to the third quarter of 2022. The Company is currently reviewing reprocessing heap leach material at the El Gallo mine (“HLM”) and silver processing operations (“El Gallo Silver”) as part of its Fenix Project.

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

Our principal executive office is located at 150 King Street West, Suite 2800, Toronto, Ontario, Canada M5H 1J9 and our telephone number is (866) 441-0690 Our website is www.mcewenmining.com. We make available at no cost our periodic reports, including Forms 10-K, 10-Q and 8-K, and news releases and certain of our corporate governance documents, including our Code of Business Conduct and Ethics, on our website. Our common stock is listed on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “MUX.”

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

Segment Information

Our operating segments include Canada, United States, Mexico, MSC and McEwen Copper Inc. Financial information for each of our reportable segments can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting.

Products

The end product at our gold and silver operations is generally doré bars or ore concentrate. Doré is an alloy consisting primarily of gold and silver but may also contain other trace elements, cast into unrefined bars. These bars are sent to third party refiners to produce saleable bullion. Ore concentrate, or simply concentrate, is raw mineralized material that has been finely ground into a powdery product from which gangue (waste) is removed, thus concentrating the metal component. Concentrate, as well as slag and fine carbons (which are by-products of the gold production process), are sent to third party smelters for further recovery of gold and silver.

During 2024, production consisted of 100% doré from the Gold Bar mine, 97% doré and 3% slag and fine carbon from the Fox Complex, and 100% slag and fine carbon from El Gallo Mine. Production from the San José mine consisted of 36% doré and 64% concentrate.

During 2024, we reported the following gold equivalent ounce production attributable to us:

	Gold	Silver	Gold equivalent
Production	ounces	ounces	ounces(1)
Gold Bar mine	44,574	532	44,581
Fox Complex	30,101	4,245	30,151
El Gallo mine	1,012	3,495	1,052
San José mine (on 49% basis)	36,127	2,033,619	60,100
Total Production	111,814	2,041,891	135,884

(1)	Calculated using an average silver to gold ratio of 85:1.

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

During 2024, revenues from gold and silver sales were $105.1 million from the Gold Bar mine, $67.8 million from the Fox Complex, $1.5 million from the El Gallo mine, and $152.1 million from the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments and Note 9, Equity Investments for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low, and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2025 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average

	(in dollars per ounce)
2022	$1,943	$1,684	$1,799	$29.59	$21.53	$25.14
2023	2,078	1,811	1,940	26.03	20.09	23.35
2024	2,778	1,985	2,386	34.51	22.08	28.27
2025 (through March 13, 2025)	2,974	2,633	2,819	33.15	29.41	31.45

On March 13, 2025, the London P.M. Fix for gold was $2,974.05 per ounce and the London Fix for silver was $33.15 per ounce.

Processing Methods

At our operations, gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment.

At our Black Fox and Froome mines in Canada, mineralized material from the underground mine is fed to a crushing plant at the mine site and the crushed material is transported to our Stock mill. The final sized product is then leached with cyanide, and gold-cyanide in solution is recovered to activated carbon. The gold is stripped from the carbon and recovered with electrowinning cells, after which the gold is poured into doré bars.

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

Proven and Probable Mineral Reserves

We had attributable estimated proven and probable gold reserves of 0.3 million ounces of gold at our Gold Bar mine and the San José mine, and 5.1 million ounces of proven and probable silver reserves at the San José mine at December 31, 2024.

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

Proven and probable reserves disclosed at December 31, 2024, and 2023 have been prepared in accordance with Regulation S-K 1300.

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2024:

	Gold Reserves at December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	—	—	—	10,852	0.64	222.0	10,852	0.64	222.0
San José mine (2)	343	4.72	52.1	215	5.50	38.0	558	5.02	90.1
	Silver Reserves at December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	343	295.00	3.3	215	272.00	1.9	558	286.00	5.1

(1)	The reserve estimate for the Gold Bar mine as at December 31, 2024 was prepared by Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2024, presented on a 49% basis, was prepared by and audited by P&E Mining Consultants Inc. (“P&E”).

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2023:

	Gold Reserves at December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	—	—	—	4,944	1.03	164.0	4,944	1.03	164.0
San José mine (2)	288	5.08	47.0	229	5.72	42.0	517	5.36	89.0
	Silver Reserves at December 31, 2023
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	288	283.00	2.6	229	312.00	2.3	517	296.00	4.9

(1)	The reserve estimate for the Gold Bar mine as at December 31, 2023 was prepared by Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2023, presented on a 49% basis, was prepared and audited by P&E.

The following table is a variance of the mineral reserves from December 31, 2023 to December 31, 2024:

	Gold Reserves
	Proven			Probable			Proven and Probable
	Mass %	Au Grade %	Metal %	Mass %	Au Grade %	Metal %	Mass %	Au Grade %	Metal %
Gold Bar mine	—	—	—	119.50	(37.86)	35.37	119.50	(37.86)	35.37
San José mine	19.10	(7.09)	10.75	(6.11)	(3.85)	(9.43)	7.93	(6.34)	1.21
	Silver Reserves
	Proven			Probable			Proven and Probable
	Mass %	Ag Grade %	Metal %	Mass %	Ag Grade %	Metal %	Mass %	Ag Grade %	Metal %
San José mine	19.10	4.24	26.92	(6.11)	(12.82)	(17.39)	7.93	(3.38)	4.08

Notes to the 2024 Mineral Reserve tables

Gold Bar mine

Mineral reserves equal the total ore planned for processing from the mine plan based on a $1,850/oz gold price. Mineral reserves are based on the following economic input parameters: $6.12 per average ore tonne mining cost, $4.67 per average waste tonne mining cost, $5.41 per ore tonne crushed process cost, $2.57 per average ore tonne run-of-mine (“ROM”) process cost, $4.16 per average ore tonne general and administrative (“G&A”) cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, and a 1% royalty at Gold Bar South only.

The stated mineral reserves are based on a variable cut-off grade (“COG”) based on rock type, mining area, carbon content, clay content and process response. The grades reported from Pick and Ridge include a mining dilution based on the surrounding block grades. Mineral reserves are contained within an engineered pit design based on end of December 2024 topography.

The metal price used $1,850/oz for mineral reserves reflects a conservative combination of a recent trailing average sourced from Kitco’s Historic Price data and a consensus forecast via Bloomberg. Recoveries are variable and as follows: 86% crushed oxide recovery at Pick and 78% at Ridge, 79% ROM oxide recovery at Pick and 72% at Ridge, 61% ROM oxide recovery at Gold Bar South, and 0% ROM mid-carbon recovery. COGs are variable and based on the presence or not of clay content, carbon content and recoveries and range from 0.0046 o/t to 0.0287 o/t. The reference point for the mineral reserves is at the primary crusher.

The following changes have impacted mineral reserves during 2024: mining depletion at Pick and Gold Bar South; operating costs increase largely driven by an increase in mining costs; revised interpretation of the mineralization and geological model, project costs were re-estimated based on current mining activity and current contractor quotes and updated engineered pit designs.

San José mine

Mineral reserves are reported at McEwen’s 49% attributable interest. Hochschild hold a 51% interest in San José.

COG is reported in silver equivalent grams per tonne, calculated using a ratio of 75:1 Ag:Au. For mineral reserves, the silver equivalent COG is: cut & fill 286 g/t silver equivalent, long hole 250 g/t silver equivalent.

Mineral reserves as presented are in place and include average internal dilution of 5%, average mining and geotechnical dilution of 48%, and mine extraction of 35%, but do not include allowances for mill or smelter recoveries. For the 2024 mineral reserves estimate, inaccessible mineral resources that contained insufficient tonnages to permit the development of local infrastructure, mineral resources in mined out/isolated areas, mineral resources located in sill and rib pillars and operationally lost mineral resources were not included in the mineral reserves estimate.

The December 31, 2024 mineral reserves estimate was based on a gold price of $1,750/oz and a silver price of $23/oz. P&E determined that these metal prices are suitable to be utilized for mineral reserve estimation since they are based on recognized consensus forecast metal prices.

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

Measured, Indicated, and Inferred Mineral Resources

We had attributable estimated measured and indicated mineral resources of 2.7 million ounces of gold, 27.4 million ounces of silver, and 2.3 million tonnes (or 5.1 billion pounds) of copper at December 31, 2024. We had attributable estimated inferred mineral resources of 2.9 million ounces of gold, 78.6 million ounces of silver, and 5.5 million tonnes (or 12.7 billion pounds) of copper at December 31, 2024.

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

We publish measured, indicated and inferred resources annually, considering metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions. Measured, indicated, and inferred resources disclosed at December 31, 2024 have been prepared in accordance with Regulation S-K 1300 requirements of the SEC.

The following tables summarize measured, indicated and inferred resources, exclusive of reserves attributable to our ownership or economic interest as of December 31, 2024, and December 31, 2023:

Canada

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Froome mine	241	3.44	27.0	259	3.62	30.0	500	3.53	57.0	168	3.51	19.0	2.05	90
Grey Fox	—	—	0.0	13,135	3.64	1,538.0	13,135	3.64	1,538.0	4,319	3.30	458.0	1.60	90
Stock West & Main	—	—	0.0	1,938	3.31	206.0	1,938	3.31	206.0	1,386	2.96	132.0	1.95	93
Fuller	—	—	0.0	1,552	3.86	193.0	1,552	3.86	193.0	970	2.93	91.0	1.95	88
Stock East	—	—	0.0	866	2.70	75.0	866	2.70	75.0	579	2.66	50.0	1.95	93
Black Fox	189	4.61	28.0	100	4.38	14.0	288	4.53	42.0	225	3.93	28.0	2.00	95
Davidson Tisdale	223	6.87	49.0	69	6.70	15.0	292	6.83	64.0	133	4.01	17.0	1.85	92
Total	653	4.95	104.0	17,919	3.59	2,071.0	18,571	3.64	2,175.0	7,780	3.18	795.0

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Froome mine	378	3.88	47	265	3.93	34	643	3.90	81	143	3.44	16	2.35	87
Grey Fox	—	—	—	7,566	4.80	1,168	7,566	4.80	1,168	1,685	4.35	236	2.30	85
Stock West & Main	—	—	—	1,938	3.31	206	1,938	3.31	206	1,386	2.96	132	1.95	94
Fuller	—	—	—	1,149	4.25	157	1,149	4.25	157	693	3.41	76	2.30	88
Stock East	—	—	—	1,232	2.41	95	1,232	2.40	95	21	2.32	2	1.67	94
Others	504	6.42	104	1,221	2.19	86	1,725	3.43	190	254	5.02	41
Total	882	5.32	151	13,371	4.06	1,746	14,253	4.14	1,897	4,182	3.74	503

United States

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Gold Bar mine	—	—	—	4,368	0.68	95.9	4,368	0.68	95.9	420	0.59	7.9	0.0043-0.0265	var (1)
Total	—	—	—	4,368	0.68	95.9	4,368	0.68	95.9	420	0.59	7.9

(1)	86% crushed oxide recovery at Pick & Cabin and 78% at Ridge, 0% mid-carbon recovery at Pick, Ridge, and Cabin , 79% ROM oxide recovery at Pick & Cabin and 72% at Ridge, 61% ROM oxide recovery at Gold Bar South & Hunter, and 0% ROM mid-carbon recovery.

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Gold Bar mine	—	—	—	3,361	0.75	80.7	3,361	0.75	80.7	643	1.23	25.4	0.0054 - 0.0323	var (1)
Total	—	—	—	3,361	0.75	80.7	3,361	0.75	80.7	643	1.23	25.4

(1)	78% crushed oxide recovery at Pick & Ridge, 50% mid-carbon recovery at Pick & Ridge, 72% ROM oxide recovery at Pick & Ridge, 61% ROM oxide recovery at Gold Bar South, and 0% ROM mid-carbon recovery.

Mexico

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec (%)
Fenix Project	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0	var (1)	var (2)
Total	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec (%)
Fenix Project	9,000	19.00	6.0	5,700	79.00	15.0	14,700	42.00	20.0	300	33.00	0.3	var (1)	var (2)
Total	9,000	19.00	6.0	5,700	79.00	15.0	14,700	42.00	20.0	300	33.00	0.3

(1)	The El Gallo mine’s HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec (%)
Fenix Project	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0	var (1)	var (2)
Total	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec (%)
Fenix Project	9,000	19.00	5.6	5,700	79.00	14.5	14,700	42.00	20.1	300	33.00	0.3	var (1)	var (2)
Total	9,000	19.00	5.6	5,700	79.00	14.5	14,700	42.00	20.1	300	33.00	0.3

(1)	The El Gallo mine’s HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

MSC

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	283	3.65	33.2	296	3.43	32.7	580	3.54	66.0	1,119	4.59	165.2	217.00	90
Total	283	3.65	33.2	296	3.44	32.7	580	3.54	66.0	1,119	4.59	165.2

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	283	181.00	1.6	296	120.00	1.1	580	150.00	2.8	1,119	252.00	9.1	217.00	90
Total	283	181.00	1.6	296	120.00	1.1	580	150.00	2.8	1,119	252.00	9.1

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	113	4.14	15.1	110	2.64	9.3	223	3.40	24.4	864	5.04	140.1	249.00	90
Total	113	4.14	15.1	110	2.63	9.3	223	3.40	24.4	864	5.04	140.1

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	113	223.00	0.8	110	185.00	0.7	223	204.00	1.5	864	329.00	9.1	249.00	90
Total	113	223.00	0.8	110	185.00	0.7	223	204.00	1.5	864	329.00	9.1

McEwen Copper

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Cu (%)	Met Rec (%)
Los Azules (46.4% attrib.)	—	—	—	573,200	0.01	210.0	573,200	0.01	210.0	2,092,300	0.03	1,970.0	var	62-66
Total	—	—	—	573,200	0.01	210.0	573,200	0.01	210.0	2,092,300	0.03	1,970.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG Cu (%)	Met Rec (%)
Los Azules (46.4% attrib.)	—	—	—	573,200	0.25	4.6	573,200	0.25	4.6	2,092,300	1.03	69.2	var	54-69
Total	—	—	—	573,200	0.25	4.6	573,200	0.25	4.6	2,092,300	1.03	69.2

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG Cu (%)	Met Rec (%)
Los Azules (46.4% attrib.)	—	—	—	573,200	0.40	5.1	573,200	0.40	5.1	2,092,300	0.31	12.4	var	95
Total	—	—	—	573,200	0.40	5.1	573,200	0.40	5.1	2,092,300	0.31	12.4

Mineral resources, exclusive of reserves, as at December 31, 2023:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Cu (%)	Met Rec (%)
Los Azules (47.7% attrib.)	—	—	—	589,200	0.01	220.0	589,200	0.01	220.0	2,150,900	0.03	2,020.0	0.03	62-66
Total	—	—	—	589,200	0.01	220.0	589,200	0.01	220.0	2,150,900	0.03	2,020.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG Cu (%)	Met Rec (%)
Los Azules (47.7% attrib.)	—	—	—	589,200	0.25	4.8	589,200	0.25	4.8	2,150,900	1.00	71.1	0.03	54-69
Total	—	—	—	589,200	0.25	4.8	589,200	0.25	4.8	2,150,900	1.00	71.1

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG Cu (%)	Met Rec (%)
Los Azules (47.7% attrib.)	—	—	—	589,200	0.40	5.2	589,200	0.40	5.2	2,150,900	0.31	12.7	0.03	89-95
Total	—	—	—	589,200	0.40	5.2	589,200	0.40	5.2	2,150,900	0.31	12.7

The following table is a variance of the mineral resources from December 31, 2023 to December 31, 2024:

Property	Measured			Indicated			Measured & Indicated			Inferred
	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %
Froome mine	(36.24)	(11.34)	(42.55)	(2.26)	(7.89)	(11.76)	(22.24)	(9.49)	(29.63)	17.48	2.03	18.75
Grey Fox	—	—	—	73.61	(24.17)	31.68	73.61	(24.19)	31.68	156.32	(24.14)	94.07
Stock West & Main	—	—	—	—	—	—	—	—	—	—	—	—
Fuller	—	—	—	35.07	(9.18)	22.93	35.07	(9.18)	22.93	39.97	(14.08)	19.74
Stock East	—	—	—	(29.71)	12.03	(21.05)	(29.71)	12.58	(21.05)	2,657.14	14.66	2,400.00
Gold Bar mine	—	—	—	29.96	(9.33)	18.84	29.96	(9.33)	18.84	(34.68)	(52.03)	(68.90)
Fenix Project (Gold)	—	—	—	—	—	—	—	—	—	—	—	—
Fenix Project (Silver)	—	—	7.89	—	—	3.38	—	—	(0.35)	—	—	(5.66)
San José mine (Gold)	150.44	(11.84)	120.11	169.09	29.92	251.53	160.09	4.12	170.39	29.51	(8.93)	17.88
San José mine (Silver)	150.44	(18.83)	100.00	169.09	(35.14)	57.14	160.09	(26.47)	86.67	29.51	(23.40)	—
Los Azules (Gold)	—	—	—	(2.72)	—	(4.55)	(2.72)	—	(4.55)	(2.72)	—	(2.48)
Los Azules (Silver)	—	—	—	(2.72)	—	(4.17)	(2.72)	—	(4.17)	(2.72)	3.00	(2.67)
Los Azules (Copper)	—	—	—	(2.72)	—	(2.08)	(2.72)	—	(2.08)	(2.72)	—	(0.42)
Others	(18.25)	78.82	(25.96)	(86.16)	405.94	(66.28)	(66.38)	231.20	(44.21)	40.94	58.17	9.76

Notes to the 2024 Mineral Resource tables

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

Canada – Fox Complex

Mineral resources for the Froome mine are reported above an economic cut-off grade of 2.05 g/t gold assuming underground extraction methods and based on a mining cost of C$84.59/t, milling cost of C$43.48/t, G&A cost of C$21.70/t, metallurgical recovery of 89.5%, royalty of C$9.72/t, dilution of 15%, and gold price of $2,000/oz.

Mineral resources for Grey Fox are reported above an economic cut-off grade of 1.60 g/t gold assuming underground extraction methods and based on a mining cost of C$79.05/t, milling cost of C$29.01/t, G&A cost of C$15.03/t, metallurgical recovery of 90%, NSR royalty of 2.45%, dilution of 15%, and gold price of $2,000/oz.

Mineral Resources for Fuller are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of C$99.9/t, milling cost of Cs$34.62/t, G&A cost of C$11.65/t, metallurgical recovery of 88%, 10% Net Profits Interest royalty, dilution of 15% and gold price of $2,000/oz.

Mineral resources for the Stock project (West and Main zones) are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of C$84.59/t, milling cost of C$43.48/t, G&A cost of C$27.67/t, metallurgical recovery of 93%, dilution of 15%, and gold price of $2,000/oz.

Mineral resources for the Stock project (East zone) are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of $84.59/t, milling cost of $43.48/t, G&A cost of $27.67/t, metallurgical recovery of 93%, and gold price of $2,000/oz.

The gold price used in estimating mineral resources of $2,000 was based on the trailing average from 2022 to 2024 and long-term consensus pricing forecasts for 2025 and 2026. Resources are stated as in-situ. In addition, underground constraining shapes were used to better define reasonable prospects for eventual economic extraction. The Froome and Black Fox mines, the Stock project, and Grey Fox mineral resources used improvements to modeling and estimation methodology and updates based on drilling and chip sampling results. The Froome and Black Fox mines also included changes due to mining depletion.

United States - Gold Bar mine

Mineral resources are based on the following economic input parameters: $6.24/ore ton mining cost, $4.76/waste ton mining cost, $5.41/ore ton crushed process cost, $2.57/ore ton ROM process cost, $3.55/ore ton G&A cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, and a 1% royalty (Gold Bar South only). Mineral resources stated are contained within a $2,000/oz gold sales price Lerchs-Grossmann pits based on end of December 2024 topography.

The gold price used in estimating mineral resources of $2,000 was based on the trailing average from 2022 to 2024 and long-term consensus pricing forecasts for 2025 and 2026. Resources are reported as in-situ. Recoveries are variable and as follows: ) 86% crushed oxide recovery at Pick & Cabin and 78% at Ridge, 0% mid-carbon recovery at Pick, Ridge and Cabin, 79% ROM oxide recovery at Pick & Cabin and 72% at Ridge, 61% ROM oxide recovery at Gold Bar South & Hunter, 0% ROM mid-carbon recovery. Cut-off grades are variable and based on the presence or not of clay content, carbon content and recoveries.

Changes in mineral resources are due to mining depletion during 2024, updated metal price, and updated block models at Gold Bar South, Pick, Ridge, Hunter, and Cabin based on new drilling results. The following changes have impacted the project mineral resources: Mining depletion at Pick and Gold Bar South; operating costs increase largely driven by an increase in mining costs; project costs were re-estimated based on current mining activity and new contractor quotes; an update to the mining schedule based on the costs.

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

The mineral resources for the Fenix Project have remained the same as last year as no drilling, mining or irrigation activity has taken place during 2024. There was a minor amount of metal recovered of 1,012 ounces of gold at the operation in 2024.

MSC - San José mine

Mineral resources are reported at McEwen’s 49% attributable interest. Hochschild has a 51% interest in San José. Mineral resources are in situ.

Cut-off grades are reported in silver equivalent grams per tonne, calculated using a ratio of 75:1 Ag:Au. For mineral resources, the silver equivalent cut-off grades are: 217 g/t silver equivalent.

The December 31, 2024 mineral resource estimate was based on a gold price of $2,100/oz and a silver price of $26/oz. P&E determined that these metal prices are suitable to be utilized for mineral resource estimation since they are based on recognized consensus forecast prices.

Ongoing definition, delineation and mine exploration drilling will lead to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral resources. Mine depletion, commodity price changes and equivalents leading to cut-off grade changes will also have an effect on the comparative data.

McEwen Copper - Los Azules

The mineral resources estimate for Los Azules is reported inside of an optimized pit shell demonstrating its reasonable prospects for eventual economic extraction (“RPEEE”). The economic value of each block was calculated based on the metal content, the price of each metal, processing costs, and other downstream costs associated with having a final saleable product. This value is stored for each block of the model as Net Smelter Return (“NSR”) and used to generate an open pit with variable cutoff values to cover the material types and recovery methodology ($2.74/t for the Leach material, $5.46/t for Enriched in the mill and $5.43 for Primary in the mill). A copper price of $4.00/lb was used with recoveries of 73% for the leach method. With the potential for froth flotation as a recovery method the NSR values were calculated for both high-grade enriched and primary material in a mill with recoveries of 86% and 90%, respectively. Mineral resources are in-situ and are reported at McEwen’s 46.4% attributable interest.

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

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As at December 31, 2024, we accrued $46.1 million for reclamation costs relating to currently developed and producing properties. These amounts are included in reclamation and remediation liabilities on Item 8. Financial Statements and Supplementary Data, Consolidated Balance Sheets.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and the state of Nevada, where our U.S. operations are conducted. For example, certain mining wastes resulting from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but we are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If our mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damage to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Endangered Species Act, and state law equivalents. See Item 8. Financial Statements and Supplementary Data, Note 12, Asset Retirement Obligations, for information on reclamation obligations under governmental environmental laws.

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

Customers

Production from the Gold Bar mine and the Fox Complex is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

The Company has entered into doré purchase agreements with Asahi Refining (“Asahi”), and Auramet International LLC (“Auramet”). Under the terms of the agreement with Auramet, we have an option to sell up to 100% of the gold and silver contained in doré bars produced at the Gold Bar and Fox Complex prior to the completion of refining. The Company has an option to sell the gold on a spot basis, on a forward basis, and on a supplier advance basis. During the year ended December 31, 2024, in respect of our 100% owned mines, 64% of our sales were made to Asahi and 33% of our sales were made to Auramet, with the remaining 3% made to other customers.

During the year ended December 31, 2024, 57% of the total sales from the San José mine were made to three companies: Asahi accounted for 21% of the total sales; LS Mining, a Korean company, accounted for 18% of the total sales, and Ocean Partners, a Peruvian company, accounted for 18% of the total sales. MSC has sales agreements with each of these purchasers. The remaining 43% of San José’s sales are made to several customers under smaller contract quantities.

If our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and may affect our operating results.

Human Capital Resources

As of December 31, 2024, we had 424 employees, including 103 in the United States, 22 in Toronto, Ontario, Canada, 210 in Timmins, Ontario, Canada, and 89 in Mexico. All our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, and Mexico include management, laborers, craftsmen, miners, geologists, environmental specialists, information technologists, and various other support roles. As of December 31, 2024, MSC had 1,440 employees in Argentina. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For Canada and United States, we also engage independent contractors for technical and professional expertise as well as extractive and exploration activities such as drilling, geophysics, hauling and crushing. Of our employees in Mexico, 39 are covered by union labor contracts and we believe we have good relations with them.

As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits, and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry. Over 96% of our U.S. employees are enrolled in our medical benefit plan, over 93% of U.S. employees contribute to our 401(k) plan and over 82% of employees in Canada contribute to our registered retirement plans. Supplemental healthcare is provided above government requirements in both Canada and Mexico.

Risk Factor Summary

Our business and operations are subject to a number of risks and uncertainties which you should be aware of prior to making a decision to invest in our common stock. Listed below is a summary of these risks, which are described more fully immediately following in the section titled “Item 1A. RISK FACTORS.”

Risks Related to Our Financial Condition, Results of Operation and Cash Flows

●	Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver, and copper and these prices can be volatile, which may cause volatility in the price of our common stock.
●	We have incurred substantial losses in prior years and may not be consistently profitable in future years.
●	Our current operations require substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations.
●	Our ongoing reliance on equity funding will and any conversion of our convertible debt could result in continued dilution to our existing shareholders.
●	Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.
●	Our outstanding convertible debt may impact the trading price of our common stock.
●	Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.
●	Increased operating and capital costs could adversely affect our results of operations.
●	If we do not hedge our exposure to reductions in gold and silver prices, we may be subject to significant reductions in the price we receive for our products.
●	Estimates relating to new development projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
●	We are subject to foreign currency risks which may increase our costs and affect our results of operation.
●	Our continuing reclamation obligations at Tonkin, Gold Bar, Fox Complex, El Gallo, and other properties could require significant additional expenditure.
●	There is no guarantee that we will declare distributions to shareholders.

Risks Relating to our Operations as a Mining Company

●	Our estimates of proven and probable mineral reserves and resources are based on interpretation and assumptions and may yield less mineral production than is currently estimated or may result in additional impairment charges to our operations.
●	We may be unable to replace gold and silver reserves as they become depleted.
●	Our acquisitions may not achieve their intended results.
●	We own our 49.0% interest in the San José mine under the terms of an option and joint venture agreement and are therefore unable to control all aspects of the exploration and development of, and production from, this property.
●	We own our 46.4% interest in the Los Azules project under the terms of the shareholder agreement and are therefore unable to control all aspects of the exploration and development of this property. The development of the Los Azules project presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.
●	We may acquire additional exploration-stage properties on which reserves may never be discovered.
●	The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could adversely and materially affect our operations.
●	Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.
●	Tariffs and the imposition of other restrictions on trade could adversely affect our operating costs.
●	Our operations in Argentina, Mexico, and Canada subject us to political and social risks.
●	Our operations face substantial regulation of health and safety.
●	Reform of the General Mining Law in the United States could adversely affect our results of operations.
●	Title to mineral properties can be uncertain, and we may be at risk of loss of ownership of one or more of our properties.
●	We cannot ensure that we will have an adequate supply of water to complete desired exploration or development of our mining properties.
●	Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension, or termination of our operations.
●	Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.
●	We rely on contractors to conduct a significant portion of our operations and construction projects.
●	If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions and/or increased costs.
●	Our business is sensitive to nature and climate conditions.
●	Mining companies are increasingly required to consider and provide benefits to the communities, including indigenous communities, and countries, in which they operate in order to maintain operations.

Risks Related to Our Common Stock

●	A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.
●	Our stock price may be volatile, and as a result you could lose all or part of your investment.
●	Failure of the Company to maintain compliance with the NYSE or TSX listing requirements could result in delisting of our common stock, which in turn could adversely affect our future financial condition and the market for our common stock.
●	Failure of the Company to maintain proper and effective internal controls could impair our ability to produce accurate financial statements on a timely basis, which could adversely affect the market price of our common stock.
●	The future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.

General Risks

●	We do not insure against all risks to which we may be subject in our operations.
●	Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.
●	We conduct operations in several foreign countries and are exposed to legal, political and social risks associated with those operations.
●	Our business depends on good relations with our employees, and if we are unable to attract and retain additional highly skilled employees, our business and future operations may be adversely affected.
●	Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
●	Several of our directors and officers are residents outside of the United States, and it may be difficult for shareholders to enforce within the United States any judgments obtained against such directors or officers.
●	The laws of the State of Colorado, our Articles of Incorporation and agreements with certain officers and directors may protect our directors from certain types of lawsuits.
●	We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write downs may adversely affect our results of operations and financial condition.
●	A significant delay or disruption in sales of concentrate or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.

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

We derive all of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. In the event metal prices decline or remain low for prolonged periods of time, our existing producing properties may become uneconomic, and we might be unable to develop our undeveloped properties, which may further adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may also result from the occurrence of unexpected adverse events, including a material diminution in the price of gold, silver, and/or copper, that impacts our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties and investments, including McEwen Copper Inc.

During 2024, the price of gold, as measured by the London P.M. fix, fluctuated between $1,985 and $2,778 per ounce, the price of silver fluctuated between $22.08 and $34.51 per ounce, and the price of copper fluctuated between $3.55 and $4.90 per ounce. As at March 13, 2025, gold, silver and copper prices were $2,974.05/oz, $33.15/oz, and $4.88/lb, respectively.

We have incurred substantial losses in prior years and may not be consistently profitable in future years.

For the year ended December 31, 2024, the Company incurred a pre-tax loss of $46.7 million. During the two years ended December 31, 2023, and 2022, we generated a pre-tax profit and a pretax loss of $67.0 million and $80.3 million, respectively. As of December 31, 2024, our accumulated deficit, which includes historic non-cash impairment charges, was $1.3 billion. In the future, our ability to remain profitable will depend on the profitability of the Gold Bar mine, the Fox Complex, including the Froome mine and Stock deposits, and the San José mine, our ability to generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties and our interest in the Los Azules copper project. In pursuit of profitability, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again.

Our business requires substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations. In addition, our ongoing reliance on equity funding will and any conversion of our convertible debt could result in continued dilution to our existing shareholders.

We have in the past and will likely in the future require significant capital to develop our exploration projects. A significant portion of that funding in the past has come in the form of sales of our common stock. We continue to evaluate capital and development expenditure requirements as well as other options to monetize certain assets in the Company’s portfolio including Los Azules, Grey Fox, Stock and the Fenix Project. If we make a positive decision to develop one or more of these initiatives, the expenditure required may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or for other purposes, on terms that are favorable to us or at all, in which case, our ability to replace depleted mineral reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and in the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders. Additionally, any conversion of our convertible debt, such as the 5.25% Convertible Senior Notes due 2030, could result in dilution to our existing equity shareholders to the extent we deliver common stock upon such conversion.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2024, we had an outstanding credit facility with a principal amount of $40.0 million. Repayment of the debt is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly principal payments of $1.0 million beginning on January 31, 2027, with the remaining outstanding principal repayment on August 31, 2028.

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

Our outstanding convertible debt may impact the trading price of our common stock.

We believe that some investors in, and potential purchasers of, convertible debt instruments employ, or seek to employ, a convertible arbitrage strategy with respect to these instruments. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible instrument and dynamically adjusting their short position while they hold the instrument. The implementation of this strategy by investors in our convertible debt instruments, as well as related market regulatory actions, could have a significant impact on the trading prices of our common stock, and the trading prices and liquidity of our convertible debt instruments. The price of our common stock and our convertible debt instruments could also be affected by possible sales of our common stock by investors who view our convertible debt instruments as more attractive means of equity participation in us.

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

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2024, we have accrued $46.1 million in estimated reclamation costs for our properties, including $44.8 million covered by surety bonds for projects in the United States and Canada. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability of $7.0 million based on the estimated amount of our reclamation obligations in that jurisdiction.

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

When making determinations about whether to advance any of our projects to development, we rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until ore is mined and processed, mineralized material and grades of mineralization must be considered as estimates only. We cannot ensure that these estimates will be accurate or that this mineralization can be mined or processed profitably.

Any material changes in mineral estimates and grades of mineralization may affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small- scale tests will be recovered in large-scale tests under on-site conditions or in production scale. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

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

From time to time, we may acquire reserves from other parties. Such acquisitions are based on an analysis of a variety of factors including historical operating results, estimates and assumptions on the extent of ore reserves, the timing of production from such reserves, available cash, and other operating costs. In addition, we may rely on data and reports prepared by third parties (including in relation to the ability to permit and comply with existing regulations), which may contain information or data that we are unable to independently verify or confirm in advance. Other than historical operating results, these factors are uncertain, they may contribute to the uncertainties related to the process used to estimate ore reserves and have an impact on our revenue, our cash flow and other operating issues.

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

We own our 49.0% interest in the San José mine under the terms of an option and joint venture agreement (“OJVA”), and our 46.4% interest in the Los Azules copper project under the terms of a shareholder agreement, and therefore we are unable to control all aspects of the exploration and development of, and production from, these properties.

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

Even if McEwen Copper Inc. is successful in achieving one or more of its strategic initiatives at the Los Azules project, its development presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.

Los Azules is located in a remote location, previously accessible only by 75 miles of dirt road with fourteen river crossings and two mountain passes above 13,450 feet. An additional access road at lower altitude was completed in May 2022, which has one mountain pass above 11,000 feet. Even assuming that technical difficulties associated with this remote location can be overcome, the significant capital costs required to develop the project may make the project uneconomical. If the long-term price of copper decreased significantly below the current price or capital cost estimates increased significantly, Los Azules may not be feasible for development, and we may have to write off the remaining carrying value of our investment in McEwen Copper Inc. Furthermore, the project’s economic feasibility has not yet been demonstrated through a full feasibility study. The Initial Assessment (“IA”) is preliminary in nature, includes S-K 1300 mineral resources that are considered too speculative geologically to have economic considerations applied to them that would allow them to be categorized as mineral reserves either under S-K 1300 or NI 43-101, and there is no certainty that the IA will be realized.

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

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts, and future development and mining operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may render mining uneconomical;
●	availability of labor, contractors, engineers, power, transportation and infrastructure;
●	labor disputes;
●	potential delays related to social, public health and community issues;
●	negotiations or agreements with aboriginal groups or local populations affecting our efforts to explore, develop or produce gold and silver deposits;
●	unanticipated variations in grade and other geological problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	industrial accidents, personal injury, fire, flooding, cave-ins, landslides, and other natural disasters; and
●	decrease in reserves or resources due to a lower price of silver, gold, or copper.

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

Tariffs and the imposition of other restrictions on trade could adversely affect the Company.

The U.S. federal government has made changes to the U.S. trade policy, including entering into a successor to the North American Free Trade Agreement (“NAFTA”), known as the United States-Mexico-Canada Agreement (“USMCA”), effective as of July 1, 2020. In addition, the U.S. federal government has implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. Effective February 4, 2025, the U.S. President issued an executive order imposing a 25% tariff on imports from Mexico and Canada into the United States. As we currently have mining operations in the United States, these tariffs would have the effect of increasing the costs of our inputs from Mexico and Canada used in our operations, such as supplies, equipment and machinery. Additionally, the Canadian and Mexican governments have indicated their intention to impose retaliatory tariffs on imports from the United States, which would have a similar effect on U.S. goods imported for use at our Mexican and Canadian operations. Such tariffs and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Canada, Mexico, Europe, Asia, and other countries, could adversely impact the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our business less competitive. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

Our operations in Argentina and Mexico are subject to political and social risks.

With respect to our interests in McEwen Copper Inc., which owns the Los Azules copper project, and Minera Santa Cruz S.A, which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003 and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (“YPF”), Argentina’s largest oil company.
●	In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year. The estimated impact to MSC is a tax of approximately 7.5% of revenue.
●	In September 2019, Argentine authorities implemented new foreign exchange regulations that impact the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash bank savings to be denominated only in Argentine pesos and authorization from the Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.
●	In October 2019, Alberto Fernández was elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted Argentina sourced revenues.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.
●	In 2020, the Alberto Fernández administration marked its first year in office, a year in which it faced numerous challenges including renegotiating Argentina’s foreign debt, managing currency crises, and, most difficult, designing Argentina’s response to the COVID-19 pandemic.
●	On June 16, 2021, Law 27,630, which introduced amendments to the corporate income tax law, entered into force. Under prior law, the corporate income tax rate was 25%. As per the new law applicable to fiscal years starting on or after January 1, 2021, corporate income will be subject to tax at progressive rates ranging from

25% to 35%. Starting in January 2022, these brackets will be annually adjusted to account for inflation, as per the consumer price index published by relevant governmental agency.
●	Under prior law, the distribution of earnings attributable to fiscal year 2021 was subject to withholding tax at a 13% rate. Law 27,630, enacted in June 2021, reduced this withholding tax rate on distributions of earnings to 7%.
●	On November 19, 2023, Argentina elected Javier Milei as its new president. Milei has proposed fast and radical measures to address a large fiscal imbalance, including dramatic cuts to federal spending, full dollarization, closure of the central bank and privatizations.
●	On December 28, 2023, Argentine President Javier Milei sent a reform bill to Congress proposing far-reaching changes to the country's tax system, electoral law and public debt management.
●	On October 21, 2024, Argentine President Javier Milei announced plans to replace Argentina’s existing tax agency with the newly formed Agencia de Recaudación y Control Aduanero.
●	On February 11, 2025, McEwen Copper Inc. announced the application for admission of the Los Azules copper project to Argentina’s Large Investment Incentive Regime (“RIGI”). Failure to obtain this admission would result the Los Azules copper project being ineligible for various benefits, including a drop in the corporate income tax rate from 35% to 25%, relief from value added tax payments during construction, exemptions from export duties and exclusion from the obligation to bring export proceeds into Argentina.

With respect to the El Gallo mine in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo mine was robbed in 2015. On December 17, 2019, the US State Department issued a Level 2 (“Increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime. On September 8, 2020, the US State Department issued a Level 3 (“Reconsider travel”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime and COVID-19. On April 20, 2021, the US State Department issued a Level 4 (“Do not travel”) warning with respect to six Mexican states, including Sinaloa State, due to violent crime and COVID-19. On January 5, 2023, the US State Department reiterated its caution against travel to Sinaloa State due to unrest resulting from the capture of Ovidio Guzmán López, a high-ranking member of the Sinaloa Cartel. A general update on August 22, 2023 reiterated a do not travel warning to Sinaloa State due to violent crime and kidnapping. Sinaloa State continued to be classified as a do not travel state in 2024 and this classification continues into 2025. These events may disrupt our ability to carry out exploration and mining activities and may affect the safety and security of our employees and contractors.

Our operations and properties in Canada expose us to additional political risks.

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as "First Nations" and “Metis” groups). We have mineral projects in Ontario that are in areas with an aboriginal presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive and disputes with such groups may affect our operations and profitability. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

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

As of December 31, 2024, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or may require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Greater scrutiny on the private sector broadly and multi-national companies specifically, to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards and reporting initiatives focused on environmental stewardship, social performance and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations. These businesses are increasingly required to meaningfully engage with impacted stakeholders, and understand, avoid, or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for companies to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high socio-economic and environmental impacts. In response, we have developed and continue to evolve a system of Environmental, Social and Governance (“ESG”) management that includes standards, guidance, assurance, participation in international organizations focused on improved performance and outcomes for host communities and the environment. Despite the Company’s commitment to ongoing engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations and increased taxes and royalties payable to governments.

Risks Relating to Our Common Stock

A small number of existing shareholders own a significant portion of McEwen Mining common stock, which could limit your ability to influence the outcome of any shareholder vote.

As of March 14, 2025, Mr. McEwen beneficially owned approximately 16% of the 53.9 million shares of McEwen Mining common stock outstanding. Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

Adverse price fluctuations may lead to threatened or actual delisting of our common stock from the NYSE or TSX. As a result, you may be unable to resell your shares at the desired price.

Failure of the Company to maintain compliance with the NYSE or TSX listing requirements could result in delisting of its common stock, which in turn could adversely affect its future financial condition and the market for its common stock.

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

We conduct operations in several foreign countries and are exposed to legal, political and social risks associated with those operations.

A significant portion of our revenue in 2024 was generated by operations outside the United States. Exploration, development, production, and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including tariffs and taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which we conduct our operations. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations, or civic groups.

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

Since 2020, our joint venture partner, Hochschild plc, has published annual sustainability reports. Our El Gallo sustainability report includes our policies and practices on a variety of ESG matters, including water management and preservation; recycling; diversity, equity, and inclusion (“DEI”); employee health and safety; and human capital management. In addition, our business faces increasing scrutiny related to ESG issues, including sustainable development, renewable resources, environmental stewardship, supply chain management, climate change, DEI, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives will require financial expenditures and employee resources.

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

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Monitor security and information events on a real-time basis to respond to threats as they occur;
●	Monitor emerging data protection laws and implement changes to our processes to comply;
●	Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
●	Update key employees regularly on phishing email and other cybersecurity risks;
●	Employ artificial intelligence assisted cybersecurity monitoring capabilities; and
●	Complete regular updates to key software and infrastructure.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Vice President Finance. The Vice President Finance is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan. Together with the General Counsel, information technology staff and outside consultants that comprise our cybersecurity management team, we collectively possess significant experience in evaluating, managing, and mitigating security and other risks, including cybersecurity risks.

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
Battle Mountain-Eureka-Cortez Trend
City / Town
Highway / Road
*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)
80
Nevada Gold Mines* Lone Tree
Carlin
Elko
Nevada Gold Mines* Pheonix Mine
Nevada Gold Mines* Cortez Mine
Tonkin Project
Gold Bar Mine
i-80 Gold Corp
Austin
Eureka
50
Eureka Project
Ely
0
100 Miles
N

The following table summarizes the land position of our properties in Nevada as of December 31, 2024:

	Number of	Square	Square
United States Mineral Property Interest	Claims	Miles	Kilometers
Gold Bar	2,376	97	251
Tonkin	1,390	45	117
Eureka	1,076	29	74
Other Properties	1,366	41	105
Total United States Properties	6,208	212	547

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

Facilities and Infrastructure

Gold Bar mine construction began in November 2017 with key site facilities and infrastructure completed by the end of 2018. Commercial production was declared on May 23, 2019. The Gold Bar mine has well developed infrastructure including on-site power generation and transmission lines, water, natural gas, and related supply utilities as well as buildings which support the operations and administration. The water supply for the Gold Bar mine and processing facilities comes from production wells located approximately two miles southeast from the site and powered by a diesel generator. Ongoing open-pit mining is performed by a third-party mining contractor. Mineralized material from the mine is transported to the crusher and conveyor system with the crushed and agglomerated material transported to the heap leach pad via an overland conveyor.

The mineralized material is stacked onto the heap using a radial stacker and then leached with a diluted cyanide solution to extract the precious metal values. The gold is then recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

Exploration activities in 2024 included reverse circulation (“RC”) drilling focused on targets around the Gold Bar mine, including near-mine extensions at Cabin North, Cabin South, and Gold Bar South. Assays from RC drilling at Cabin North and Cabin South returned 90 feet of oxidized gold mineralization grading 0.63 g/t. At Gold Bar South, we completed drilling in the North Zone, East Zone, and East Deep Zone, extending higher-grade oxidized gold mineralization estimates along ENE-trending structural zones. Based on the 2024 drilling results, we were able to extend the expected life of the Gold Bar mine to 2029. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. With multiple near-surface targets identified, we expect to continue similar drilling around the Gold Bar mine in 2025.

Exploration Properties

Tonkin property (100% owned)

The Tonkin property represents our second largest holding within the Battle Mountain-Eureka-Cortez trend in Eureka County, Nevada with approximately 45 square miles of claims. The Tonkin property consists of the Tonkin deposit and the previously operating Tonkin mine.

From 1985 through 1989, the Tonkin mine produced approximately 30,000 ounces of gold utilizing an oxide heap leach and a separate ball mill involving bio-oxidation to treat refractory sulfide mineralized material. Due to cost escalation and recovery issues, the operation was shut down. The mine site is currently on care and maintenance, and we are advancing reclamation while evaluating future development opportunities at the Tonkin mine.

Eureka property (100% owned)

The Eureka property is a group of exploration stage claims acquired on August 19, 2024 through the acquisition of Timberline Resources Corporation. The property is situated in the southern part of the Eureka mining district, within T19N, R53E and unsurveyed T17N and T18N, and R53E. The Eureka property consists of the Lookout Mountain gold resource along with a pipeline of earlier-stage targets that feature past gold production, historic gold estimates, and/or drill-indicated gold mineralization. Preliminary exploration activities commenced following the acquisition, including drilling, corroboration of predecessor exploration data, and geological modelling. In Q4/24, the Company completed a 27-hole drilling program within Windfall, an exploration target within Eureka with historical production. Other properties acquired from Timberline Resources Corporation include Seven Troughs, Paiute, and Downeyville, which are not considered material at this time.

Other exploration properties

We hold other exploration stage properties throughout Nevada and Colorado which are not considered material at this time.

The following table summarizes our properties (other than the Gold Bar mine) in the State of Nevada, United States:

Property name	County	Type of Interest	Acres/Hectares	Conditions	Ownership
Tonkin Springs	Eureka County	1390 unpatented claims	27708/11213	Not currently under agreement.	Held By Tonkin Springs LLC
Cornerstone	Eureka County	50 unpatented claims	1015/411	Not currently under agreement.	Held by Nevada Pacific Gold LLC
Patty JV	Eureka County	Total of 616 claims 311 claims contributed by McEwen Mining Nevada Inc. 257 claims contributed by NGM 48 leased claims	12644/5117	Joint Venture with Nevada Gold Mines (60% as Manager) Serabi Gold (10%) and McEwen Mining Nevada Inc. (30%)	McEwen Mining Nevada Inc. Nevada Gold Mines Etchegaray, Smith, Damele et al
New Pass	Churchill County	107 unpatented claims	2211/895	Under a 50/50 JV with Bonaventure (Iconic)	Held by McEwen Mining Nevada Inc.
South Midas (Squaw Creek)	Elko County	151 unpatented claims	3096/1253	Under a 50/50 JV with Bonaventure (Iconic)	Held by McEwen Mining Nevada Inc.
Slaven Canyon	Lander County	68 unpatented claims	1382/559	Not currently under agreement.	Held by WKGUS LLC
Keystone and O'Dair	Eureka County	2 patented claims	16/7	Not currently under agreement.	Owned by: 50% Nevada Pacific Gold (US), Inc. 50% Robert C. Withnell and Ralph S.Withnell
Lookout Mountain (Eureka)	Eureka County	373 leased claims	6368/2577	3.5% NSR with Rocky Canyon Mining Company 1.5% NSR with Bisoni's	Held by Timberline Resources Corporation Owned by Rocky Canyon Mining Company
Trail (Eureka)	Eureka County	30 unpatented claims	620/251	Not currently under agreement.	Held by Wolfpack Gold (Nevada) Corporation
South Ratto (Eureka)	Eureka County	108 unpatented claims	1850/749	Not currently under agreement.	Held by BH Minerals USA Inc
Hoosac & North Amselco (Eureka)	Eureka County	192 unpatented claims	3100/1255	Not currently under agreement.	Held by BH Minerals USA Inc
Silverado (Eureka)	Eureka County	Total of 52 claims 42 unpatented claims 10 lease claims	947/383	Not currently under agreement.	Held by Timberline Resources Corporation Leased claims owned by Silver International
Oswego (Eureka)	Eureka County	111 unpatented claims	1488/602	Not currently under agreement.	Held by BH Minerals USA Inc
Windfall (Eureka)	Eureka County	22 patented claims	215	Not currently under agreement.	Held by BH Minerals USA Inc
New York Canyon (Eureka)	Eureka County	Total of 56 claims 45 unpatented claims 11 patented claims	929/376	Not currently under agreement.	Held by BH Minerals USA Inc and Timberline Resources Corporation
Q Claims (Eureka)	Eureka County	104 unpatented claims	2149/870	Not currently under agreement.	Held by Timberline Resources Corporation
LS Claims (Eureka)	Eureka County	28 unpatented claims	578/234	Not currently under agreement.	Held by Timberline Resources Corporation
Seven Troughs	Pershing County	Total of 302 claims 238 patented claims 64 unpatented claims	4030/1631	Not currently under agreement.	Held by Timberline Resources Corporation
Paiute	Lander-Humboldt County	65 unpatented claims	1500/607	Not currently under agreement.	Held by Timberline Resources Corporation
Downeyville	Nye County	5 patented claims	63/25	Not currently under agreement.	Held by Timberline Resources Corporation

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

The Black Fox property includes the Black Fox mine and surrounding properties, including the advanced-stage Grey Fox property and Froome mine, the latter of which declared commercial production during the third quarter of 2021. The Stock property, the site of the former Stock mine, is located approximately 17 miles west of the Black Fox mine. The Stock property includes the Stock mill, where mineralized material from the Froome mine is transported to and processed, and the Stock advanced development project. In addition, the Canada segment includes other exploration properties such as Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster.

The location of the various properties is shown below:

Ontario, Canada

Area Shown
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Property
Agnico Eagle Taylor Mine
Black Fox
Davidson Tisdale
Timmins
101
Matheson
Froome
Grey Fox
Paymaster
Fuller
Newmont Porcupine Mines
Buffalo-Ankerite
McEWEN MINING
NYSE MUX TSX
McEwen Mining Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road
0
20 Miles
N

The following table summarizes the Canada land position of our company as of December 31, 2024:

	Number of	Number of	Square	Square
Canada Mineral Property Interest	PINs (1)	Claims	Miles	Kilometers
Black Fox Property	38	53	11	28
Stock Property	27	108	10	26
Davidson-Tisdale	11	1	2	5
Fuller	4	—	1	3
Paymaster	15	—	1	3
Buffalo Ankerite	7	1	3	8
Total Canada Properties	102	163	28	73

(1)	Parcel Identification Number (“PIN”) is a unique number assigned to each automated parcel in the Ontario Land Registry.

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

The Black Fox property includes the Froome and Black Fox mines and the Grey Fox deposit. The Black Fox mine initially produced gold from 1997 to 2001, operated by Exall Resources Limited. Re-commissioned by Brigus Gold Corporation (“Brigus”), the mine restarted in early 2009. Primero Mining Corp. (“Primero”) acquired Brigus on March 5, 2014, and continued to operate the mine. We acquired the property on October 3, 2017, and continued commercial operations. During 2021, mining transitioned to the Froome mine where we have been operating since.

Our Stock property hosts the Stock mill and is the site of the former Stock mine previously operated until 2005 by St Andrew Goldfields Ltd. Exploration initiated by us in 2018 through 2024 has defined three mineralized zones at the Stock property, the down dip component of the historical Stock Mine, and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault. The Company is currently developing the Stock property as an underground mine, targeting production by 2026.

The Fox Complex contains 132 parcels representing patents and leases and 163 unpatented mining claims totaling 28 square miles in mining rights, as well as 13 square miles in surface rights. All land parcels are located within the Beatty, Hislop, Stock, Bond, German, townships in the municipality of Black River-Matheson as well as within the Deloro, and Tisdale townships in the City of Timmins.

Location and Access

The Black Fox and Froome mines are located six miles east of Matheson, Ontario, and accessed directly from Highway 101 East. Matheson, in turn, is located approximately 45 miles east of Timmins, which has a commercial airport. Timmins is approximately 342 miles north of Toronto by air. The approximate coordinates of the Black Fox mine are N48°32'2" and W80°20'2".

The Stock mill is located approximately 17 miles from the Black Fox and Froome mines. Mineralized material is trucked to the mill from the Froome and Black Fox mines. The approximate coordinates for the geographic center for the Stock property are N48°33'0" and W80°45'1".

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

Advanced-Stage Properties

Stock, Canada (100% owned)

The Stock project is located approximately one mile west of the historic Stock mine shaft and 0.6 mile southwest of the Stock mill. The Stock property is easily accessible via an access road from Highway 101 located approximately one mile to the south. The approximate coordinates for the geographic center for the Stock property are N48°33'0" and W80°45'1".

The Stock property is the site of the former Stock mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Exploration activities (primarily diamond drilling and geophysical surveys) were initiated at the Stock property in early 2018 and continued at a steady pace throughout 2019. These efforts led to the discovery of additional mineralized material at the East zone, and a new source of potentially economic bulk mineralization at West zone. From 2021 to 2023, a diamond drill program totaling 197 holes and 224,770 feet was executed at Stock and close to the former producing Stock Mine generally within two plunge vectors. In addition, 11,870 feet of drilling among 16 drillholes were initiated at the East zone (located approximately 2,600 ft east of the historic Stock Mine).

Development activities at the Stock property commenced during the year to enable future access to mineral zones. The Company engaged contractors to construct a mine portal, with the objective of building a ramp from the East and West zones. Engineering plans for rehabilitation of the historic Stock shaft are also under review, with intention of using the shaft as ventilation infrastructure for the production phase of the project.

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

In 2021, Grey Fox undertook a substantial surface exploration program of 185 holes and nearly 255,000 feet of core drilling that focused on the Stock and Grey Fox properties in support of a planned preliminary economic assessment. This was published in January 2022 in both NI 43-101 (Preliminary Economic Assessment or PEA) and S-K 1300 (Initial Assessment) Technical Reports. A mineral resource update was completed for Grey Fox as of December 31, 2024. The mineral resource update increased indicated gold contained by 32% to 1,538,000 ounces and inferred gold contained by 95% to 458,000 ounces. The expansion of mineral resources at Grey Fox are attributable to exploration activities conducted during the year and a change in the gold price used in calculations. Exploration at Grey Fox in 2024 included 29,918 feet (9,119 meters) of drilling, as well as the initiation of a mineralogical study including laser-induced breakdown spectroscopy, of mineralized lithologies at the Gibson and Whiskey Jack zones.

Other Exploration Properties

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster, and Buffalo Ankerite, which are not considered material at this time. No exploration work was performed at these properties in 2024.

The following table summarizes our properties (other than Black Fox and Froome mines and the Stock Project) in the Province of Ontario, Canada:

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

The following table summarizes the Company’s land position in Mexico as of December 31, 2024:

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

Overview and History

We own 100% of the El Gallo mine, originally known as the Magistral mine. The El Gallo mine was an open pit gold mine and heap leach operation that we operated from September 2012 to June 2018, when we ceased active mining. Residual leaching production and ongoing closure and reclamation activities continued through 2024.

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

In supporting the Fenix Project, we purchased a secondhand gold processing plant and associated equipment in September 2022, which includes all of the major components contemplated in Phase 1 of our feasibility study. As of the end of 2024, most of the equipment necessary for the plant has been mobilized at our project site to undergo a comprehensive refurbishment program. This will allow us to maximize the utilization of each acquired equipment, with the mills being the first to be mobilized and refurbished, now ready for installation.

The following table summarizes our properties (other than the El Gallo mine) in Mexico:

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

McEWEN COPPER

★ McEwen Copper

■ Major Mines & Projects

● City / Town

The following table summarizes the land position related to the McEwen Copper segment as of December 31, 2024:

	Number of	Square	Square
McEwen Copper Mineral Property Interest	Claims	Miles	Kilometers
Los Azules project	21	126	326
Elder Creek exploration property (Nevada, USA)	573	18	47
Other Argentina properties	17	180	466
Total McEwen Copper Properties	611	324	839

Los Azules Copper Project, Argentina (46.4% owned)

Overview and History

The Los Azules copper project is an advanced stage porphyry copper exploration project located in the cordilleran region in the province of San Juan, Argentina near the border with Chile. In 1994, Minera Andes Inc. (“Minera Andes”) acquired lands in the southern portion of the Los Azules area. Over the years, additional exploration was performed by Minera Andes and other companies who owned adjacent properties around Los Azules. McEwen Mining acquired Minera Andes in January 2012. The Los Azules project is held directly by Andes Corporacion Minera S.A., a wholly owned subsidiary of McEwen Copper. The Company currently holds 46.4% of McEwen Copper indirectly through Minera Andes.

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

Throughout the 2022-2023 exploration season, notable enhancements were implemented on the existing Exploration Road. These upgrades comprised strategic improvements, notably the integration of five water crossings, with the objective of facilitating smoother vehicular passage and enhancing safety measures. The incorporation of culverts in these river crossings serves a dual function: protecting water bodies from potential sediment in the stream caused by increased vehicular movement and ensuring the safety of travelers and cargo.

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

McEwen Copper continues to perform environmental baseline monitoring work. During 2023, an Environmental Impact Assessment (“EIA”) was completed, which included the geological mapping of the area. The EIA was approved in December of 2024.

Facilities and Infrastructure

In 2024, the Company successfully completed the construction of a new core storage warehouse facility in Calingasta, incurring a total cost of $2.2 million. This modern, sustainable facility is designed to support our feasibility study, featuring solar panel power, a water collection system, and climate-controlled storage to preserve core samples and geological data. Additionally, the 156-person exploration camp continued to progress as planned throughout 2024, with current work in progress totaling $11.9 million.

Elder Creek property

The Elder Creek property spans approximately 9,600 acres, located along the boundary between T32 - 33N, R43 - 44 E in the Battle Mountain mining district of northern Nevada. On October 24, 2022, McEwen Copper signed an agreement whereby Kennecott Exploration Company (“KEX”), a subsidiary of Rio Tinto, could earn up to a 60% interest in the Elder Creek property by investing $18 million over seven years. On January 9, 2024, KEX notified McEwen Copper of their termination of the option to joint venture. McEwen Copper is currently reviewing the technical data and results of KEX’s program to determine next steps for the Elder Creek property. The Company does not consider the Elder Creek property material at this time.

Other exploration properties

McEwen Mining holds other exploration stage properties throughout Argentina which are not considered material at this time. The following table summarizes our properties in Argentina:

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of March 14, 2025, there were 53,934,510 shares of our common stock outstanding, which were held by approximately 3,000 stockholders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is 250 Royall Street, Canton, Massachusetts, 02021 and its telephone number is (303) 262-0600. The transfer agent in Canada is Computershare Trust Company of Canada at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

Performance Graph

The above graph compares our cumulative total shareholder return for the five years ended December 31, 2024, with (I) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2019, in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2019	2020	2021	2022	2023	2024
McEwen Mining (MUX)	$100	$78	$70	$46	$57	$61
NYSE Arca Gold Bugs Index	100	124	107	95	101	114
NYSE Composite Index	100	104	123	109	121	137

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section of this Annual Report on Form 10-K generally discusses fiscal 2024 and 2023 items including our results of operations and financial condition, and year-to-year comparisons between 2024 and 2023 with a particular emphasis on 2024. In each case, we discuss factors that we believe have affected our operating results and financial condition and may do so in the future. For a discussion of our financial condition and results of operations for 2023 compared to 2022, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

Regarding properties and projects that are not in production, we provide some details of our plan of operation. This section provides information up to the date of filing this report.

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, adjusted earnings before interest, depreciation and amortization (“Adjusted EBITDA”), adjusted EBITDA per share and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations for the years ended December 31, 2024, and 2023 and to our Balance Sheets as of December 31, 2024, and 2023, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”,beginning on page 77.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended on December 31, 2024, and December 31, 2023, are abbreviated as Q4/24 and Q4/23 and the reporting for the years ended December 31, 2024, and 2023 are abbreviated as the full year 2024 and the full year 2023 respectively. All quarterly financial and other interim results are unaudited.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a silver to gold ratio of 89:1 for Q1/24, 81:1 for Q2/24, 85:1 for Q3/24, and 85:1 for Q4/24. Beginning in Q2/19, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

2024 AND Q4/24 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2024, are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.9 million. The proceeds will be used for eligible expenditures at the Company’s site in Timmins, Canada, including for exploration drilling and access ramp development. The Company expects to fulfill obligations associated with the most recent tranche of flow-through shares by the end of 2025.
●	On August 19, 2024, the Company successfully completed its acquisition of all of the issued and outstanding shares of Timberline Resources Corporation (“Timberline”) by way of a merger between Timberline and a wholly owned subsidiary of the Company. As a result, the shares of Timberline ceased trading and were delisted from the TSX Venture Exchange and the OTCQB. This transaction augments McEwen’s existing portfolio of development and exploration projects in Nevada, including properties adjacent to our existing Gold Bar mine with near-term development potential.
●	On October 24, 2024, McEwen Copper completed the second tranche of a private placement offering, raising $37.0 million, which included a $35.0 million investment from Nuton LLC, a venture of Rio Tinto. As a result, McEwen Mining's ownership in McEwen Copper decreased to 46.4%.
●	On December 3, 2024, McEwen Copper received approval for the Environmental Impact Assessment (“EIA”) for its Los Azules copper project, marking a key milestone toward feasibility. Submitted in April 2023, the EIA underwent rigorous evaluation by the San Juan Provincial Government's Ministry of Mines and 14 institutions.

Subsequent Events

●	On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement (the “Amendment”). The Amendment (i) extended the credit facility maturity date from August 31, 2026 to August 31, 2028, and (ii) extended the commencement date for monthly mandatory repayments of drawn principal from January 31, 2025 to January 31, 2027. The Amendment requires the Company to issue common shares to the lender, amounting to 2% of the principal amount owed as of March 31, 2025. Additionnally, on February 21, 2025, the Company repaid $20.0 million of principal under this credit agreement.
●	On February 11, 2025, the Company closed the offering of 5.25% Convertible Senior Notes due 2030 (the “Offering”), for an aggregate principal amount of notes sold in the offering was $110.0 million. The net proceeds from the sale of the notes were approximately $90.8 million after adjusting for $15.1 million of capped call costs, and $4.1 million of underwriting costs and other offering expenses.
●	On February 11, 2025, McEwen Copper, through its wholly owned subsidiary, Andes Corporación Minera S.A., applied for the project's admission into Argentina’s Regime of Incentives for Investments (“RIGI”) program. If successful, the RIGI is expected to provide significant fiscal and regulatory benefits, including tax reductions, export duty exemptions, and a 30-year stability guarantee.

Operational Highlights

●	Achieved annual consolidated GEO production guidance, producing 135,884 GEOs compared with 154,588 GEOs produced in full year 2023.
●	Similarly, we sold 135,411 GEOs on a consolidated basis during 2024, including 60,501 attributable GEOs from the San José mine(1). Our GEO sales in full year 2023 totaled 151,054 GEOs, including 62,355 GEOs from the San José mine(1).

●	At the Fox Complex, we invested $9.0 million in advancing the development of the Stock project. Production in 2024 was impacted by limited access to available stopes due to development delays and lower mined grades from the Froome deposit as it approaches the end of its mine life, resulting in 6,514 GEOs produced in Q4/24 and 30,151 GEOs for full year 2024, 25% below our annual production guidance.
●	At the Gold Bar Mine, we exceeded our gold production guidance. We produced 6,927 GEOs during Q4/24 and 44,581 GEOs in full year 2024, exceeding the high end of our production guidance of 43,000 GEOs. Supported by the increased gold price environment, we accelerated the stripping of the Pick III deposit, with 35% more waste tonnes moved than planned in Q4/24 to allow for mining during Q1/25.

●	At the San José Mine, Q4/24 production of 18,810 GEOs decreased by 2% compared to 19,155 GEOs during Q4/23. MSC’s annual production was 8% lower than prior year, primarily due to lower gold and silver head grades. MSC produced 18,810 attributable GEOs in Q4/24 and 60,100 attributable GEOs in full year 2024 from the San José mine(1), slightly exceeding 2024 production guidance.

●	McEwen Copper continued to advance its Los Azules copper project to feasibility. The 2024-2025 drilling campaign began in November 2024, and as of December 31, 2024, McEwen Copper completed approximately 20,000 feet (6,100 meters) of drilling to support the feasibility study expected to be published in H1 2025.

●	We continue to meet safety expectations at our 100% owned operations. During 2024, we did not have any lost-time incidents at our Fox Complex or Gold Bar Mine operations. We reported one lost-time incident at our El Gallo operation.

Financial Highlights

●	Revenue of $174.5 million was reported for full year 2024 from the sale of 74,911 GEOs from our 100% owned operations at an average realized price(2) of $2,390 per GEO. This compares to revenue of $166.2 million from the sale of 88,699 GEOs at an average realized price(2) of $1,927 per GEO during full year 2023.
●	We reported a gross profit of $30.9 million for full year 2024, compared with gross profit of $17.8 million for full year 2023. Higher revenues described above and a 3% decrease in production costs contributed to the improvement in gross profit.
●	Net loss for full year 2024 was $43.7 million, or $0.86 per share, compared to net income of $55.3 million, or $1.16 per share for full year 2023. Our net income for full year 2023 was driven primarily by a $222.2 million accounting gain recognized on the deconsolidation of McEwen Copper.
●	Adjusted EBITDA(2) for full year 2024 was $29.2 million, or $0.57 per share, compared to full year 2023 adjusted EBITDA of $7.7 million, or $0.16 per share. Adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine(1).
●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold for the Fox Complex for full year 2024 were $1,642 and $1,980, respectively, compared to full year 2024 guidance of $1,225 to $1,325 and $1,450 to $1,550, respectively. For full year 2023, cash costs and AISC per GEO sold for the Fox Complex were $1,157 and $1,351, respectively. Lower production, described above, negatively impacted unit costs.
●	Gold Bar unit costs: Cash costs(2) and AISC(2) per GEO sold for the Gold Bar mine for full year 2024 were $1,425 and $1,677, respectively, compared to full year 2024 guidance of $1,450 to $1,550 and $1,650 to $1,750, respectively. For full year 2023, cash costs and AISC per GEO sold for the Gold Bar mine were $1,565 and $1,891, respectively.
●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold for MSC for full year 2024 were $1,742 and $2,139, respectively, compared to full year 2024 guidance of $1,300 to $1,500 and $1,500 to $1,700, respectively. For full year 2023, cash costs and AISC per GEO sold for MSC were $1,393 and $1,815, respectively.

Exploration and Mineral Resources and Reserves

●	During 2024, McEwen Copper invested $114.5 million in Los Azules to advance to the feasibility stage. Including amounts spent by Minera Andes Inc. prior to 2012, and McEwen Mining prior to 2021, we have invested over $380.0 million in exploration expenditures.
●	We incurred $8.1 million in exploration expenses at Fox Complex during full year 2024 to advance our Grey Fox project, where we completed 180,200 feet (55,000 meters) of drilling and initiated mineralogical studies to better understand the nature of the mineralization.
●	We incurred $7.2 million in exploration expenses at the Gold Bar mine on near-term production targets during full year 2024, including the Cabin, Gold Bar South and Hunter deposits, as well as greenfield targets for mine life extension opportunities. During Q4/24, we commenced exploration activities at newly acquired properties from the Timberline acquisition, incurring $1.2 million in expenses.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 77.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of the company for the three months ended December 31, 2024, and 2023 and for the years ended December 31, 2024, 2023, and 2022:

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$33,523	$58,680	$174,477	$166,231	$110,417
Production costs applicable to sales (1)	$(26,455)	$(39,332)	$(113,313)	$(119,230)	$(91,260)
Gross profit (loss) (1)	$363	$13,050	$30,935	$17,780	$(544)
Adjusted EBITDA (2)	$5,196	$(4,867)	$29,235	$7,669	$(6,486)
Adjusted EBITDA per share (2)	$0.10	$(0.10)	$0.57	$0.16	$(0.14)
Net (loss) profit	$(8,232)	$138,453	$(43,691)	$55,299	$(81,075)
Net (loss) profit per share	$(0.16)	$2.89	$(0.86)	$1.16	$(1.71)
Cash from (used in) operating activities	$(1,212)	$16,405	$29,454	$(39,617)	$(56,580)
Additions to mineral property interests and plant and equipment	$(12,749)	$(7,822)	$(43,095)	$(26,099)	$(24,187)

(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 77.

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

	(in thousands, except per ounce)
GEOs produced (1)	32.4	49.9	135.9	154.6	133.3
100% owned operations	13.6	30.7	75.8	88.9	64.2
San José mine (49% attributable)	18.8	19.2	60.1	65.7	69.1
GEOs sold (1)	31.5	50.0	135.4	151.1	132.2
100% owned operations	13.2	30.6	74.9	88.7	63.8
San José mine (49% attributable)	18.3	19.4	60.5	62.4	68.4
Average realized price ($/GEO) (2)(3)	$2,648	$1,956	$2,390	$1,927	$1,788
P.M. Fix Gold ($/oz)	$2,663	$1,971	$2,386	$1,940	$1,800
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$2,004	$1,313	$1,513	$1,356	$1,276
San José mine (49% attributable)	$1,635	$1,155	$1,742	$1,393	$1,306
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,505	$1,492	$1,799	$1,615	$1,662
San José mine (49% attributable)	$2,038	$1,497	$2,139	$1,815	$1,711
Gold : Silver ratio (1)	85 : 1	85 : 1	85 : 1	83 : 1	84 : 1

(1)	Silver production is presented as a gold equivalent; the silver to gold ratio used is 85:1 for 2024, 83:1 for 2023, 84:1 for 2022 and 85:1 for Q4/24 and 85:1 for Q4/23.
(2)	As used here and elsewhere in this report, this is a non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 77.
(3)	On sales from 100% owned operations only, excluding streaming arrangement.

	December 31, 2024	December 31, 2023

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$13,692	$23,020
Current assets	$41,192	$52,661
Current liabilities	$47,693	$30,003
Long-term debt	$40,000	$40,000

CONSOLIDATED PERFORMANCE

For the year ended December 31, 2024, we reported a net loss of $43.7 million (or $0.86 per share) compared to net income of $55.3 million (or $1.16 per share) for the year ended December 31, 2023. The decrease was primarily due to the recognition of a $222.2 million accounting gain on the deconsolidation of McEwen Copper in 2023.

Adjusted EBITDA for 2024 was $29.2 million (or $0.57 per share), a substantial improvement from the adjusted EBITDA of $7.7 million (or $0.16 per share) in 2023. Our adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine. The improvement was driven by a 5% increase in revenue, supported by a 24% rise in realized gold prices year-over-year and a 5% reduction in production costs. This was partially offset by a 16% decrease in GEOs sold primarily due to lower volumes of processed mineralized material.

Production from our 100%-owned mines totaled 75,784 GEOs in 2024, a decrease of 13,131 GEOs compared to 88,915 GEOs in 2023. At our Fox Complex operations, production decreased by 14,288 GEOs largely due to a reduction in processed mineralized material. In contrast, production at Gold Bar increased by 903 GEOs, driven by higher recovery rates from the leach pad.

Our attributable share of the San José mine production was 60,100 GEOs in 2024, which was 8% lower than 65,673 GEOs produced in 2023. This decrease was primarily driven by lower average gold and silver head grades year over year.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: For the year ended December 31, 2024, revenue from our 100%-owned operations increased to $174.5 million, up from $166.2 million in 2023, reflecting an increase of 5%. This improvement was primarily driven by a 24% increase in realized gold prices, which increased from $1,927 per GEO in 2023 to $2,390 per GEO in 2024. The positive impact of higher gold prices was partially offset by a 16% decrease in GEOs sold.

Production costs applicable to sales: For the year ended December 31, 2024, production costs applicable to sales decreased to $113.3 million, down from $119.2 million in 2023, reflecting a decrease of 5%. This reduction was primarily driven by the lower number of GEOs produced and sold.

Advanced project costs: Advanced project costs of $7.2 million in full year 2024 decreased by $75.4 million compared to full year 2023. Advanced project costs primarily related to the Fenix Project in 2024 and 2023, and to Los Azules in 2023. Following the deconsolidation of McEwen Copper in Q4/23, the Company’s attributable costs for Los Azules are recognized through the Loss from investment in McEwen Copper line item on our Statement of Operations and are no longer recognized within Advanced Project Costs.

Exploration costs: Explorations costs of $16.5 million in full year 2024 decreased by $3.6 million compared to full year 2023 primarily due to lower exploration targets. Exploration expenditures of $8.1 million were incurred to advance our Grey Fox and Stock drill programs at the Fox Complex. In Nevada, we incurred $8.4 million of exploration costs primarily focused on near-term production targets and mine life extension opportunities at Gold Bar and preliminary exploration activities at the Timberline properties.

Loss from investment in McEwen Copper: For full year 2024, we recorded a loss of $47.0 million from our investments in McEwen Copper, compared with $57.8 million recorded in full year 2023. This loss represents our proportion of McEwen Copper’s net loss, which is driven primarily by exploration expenditure. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Income from investment in MSC: For full year 2024, we recorded an income of $9.0 million from our investments in MSC, compared with $0.1 million income recorded in full year 2023. This improvement was a result of year-over-year increase in realized gold and silver prices, favourably impacting revenue, as well as lower depreciation and depletion. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net: Net interest and other finance expense of $4.6 million in full year 2024 decreased by $41.5 million compared to an income of $36.9 million in full year 2023. During 2023, interest and other finance income was impacted by the consolidation of McEwen Copper’s financial results, which included income earned from its investments of cash reserves.

Other income: Other income of $2.7 million in full year 2024 improved from an expense of $30.0 million in full year 2023 due to a decrease in foreign exchange losses following the deconsolidation of McEwen Copper, as a sizable portion of its treasury was held in Argentine pesos.

Dilution gain on McEwen Copper: In Q4/2024, the Company recognized an accounting gain of $5.8 million resulting from the dilution of its ownership in McEwen Copper, which is included in other income on the Statement of Operations. This is discussed further in Note 9 to the Consolidated Financial Statements.

Income and mining tax recovery: For the year ended December 31, 2024, the Company recorded an income tax recovery of $3.0 million, compared to an income tax expense of $33.9 million for the full year 2023, primarily due to the amortization of the flow-through share premium. The 2023 income tax expense was significantly impacted by the deconsolidation of McEwen Copper and the subsequent recognition of a $37.8 million deferred income tax liability, which was partially offset by $3.8 million in amortization of the flow-through share premium. Further details are provided in Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance decreased by $10.0 million during 2024, from $27.5 million as at December 31, 2023 to $17.5 million as at December 31, 2024.

Cash provided by operating activities of $29.5 million during 2024 reflects the net loss of $43.7 million for the period, adjusted for non-cash impacts, including net losses from equity method investments of $38.0 million, depreciation, amortization, and depletion of $30.9 million, income and mining tax recovery of $7.0 million, stock-based compensation of $3.2 million, a $5.8 million accounting gain resulting from dilution of Company’s ownership in McEwen Copper, and a $12.3 million change in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $58.0 million during 2024 consisted of additions to mineral property interests and plant and equipment of $43.1 million, driven primarily by capital development at the Fox Complex and capitalized pre-stripping at the Gold Bar mine, the investment of an additional $14.0 million in McEwen Copper, and notes receivable acquired of $1.9 million. This was slightly offset by $1.1 million of cash and restricted cash received from the acquisition of Timberline.

Cash provided by financing activities of $19.2 million during 2024 consisted of proceeds from the issuance of flow-through common shares of $20.4 million in June 2024, offset by finance lease payments of $1.2 million.

Working capital as at December 31, 2024 was negative $6.5 million, a $29.2 million decrease from $22.7 million as at December 31, 2023. The decrease in working capital was driven by a decrease in cash and cash equivalents of $9.3 million, a $2.1 million decrease in receivables from McEwen Copper, a $5.8 million increase in accounts payables and accrued liabilities, a $1.9 million increase in reclamation and remediation liabilities, a $3.5 million increase in contract liability, a $3.8 million increase in flow-through share premium, and a $2.9 million increase in tax liabilities.

Subsequent to year-end, on February 11, 2025, the Company issued $110.0 million in 5.25% Convertible Senior Notes due 2030. Net proceeds from the issuance totaled approximately $90.8 million after deducting $15.1 million in capped call costs and $4.1 million in underwriting fees and other offering expenses. The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

McEwen Mining is committed to upholding the highest corporate governance and sustainability standards, adhering to Environmental, Social and Governance (“ESG”) guidelines, as defined by the Global Reporting Initiative (“GRI”) and other organizations. Our mission is to operate safely and respectfully towards our stakeholders, as we strive for continuous improvement throughout the responsible and sustainable development of our mining projects. Our ESG highlights from 2021 to 2024 include:

Health and Safety

At our 100% owned Fox Complex and Gold Bar operations:

●	We reported a total recordable injury frequency rate (“TRIFR”) of 1.30 for Fox Complex and 1.08 for Gold Bar in 2024.
●	We continued to maintain a lost time injury frequency rate (“LTIFR”) of 0, consistent with 2022 and 2023.

McEwen Mining strives to maintain a safe, healthy working environment for all. Our operations aim to meet and exceed occupational health and safety standards. We conduct regular training and safety audits and foster a culture of safety throughout our organization.

Environment

At our 100% owned Fox Complex and Gold Bar operations:

●	We reported zero significant environmental incidents and zero reportable spills in 2022, 2023 and 2024.
●	Our rates of water recycling have improved significantly from 2021 to 2024, increasing from 24% at our 100% owned operations in 2021, to over 90% in 2023 and 2024 for both operations.
●	Our water consumption decreased by 38% at the Fox Complex, from 1,423,000 m³ in 2023 to 884,000 m³ in 2024, and by 21% at the Gold Bar Mine, from 206,000 m³ to 163,000 m³ over the same period.
●	During 2024, we revised our Operations, Maintenance and Surveillance manual for tailings handling, in line with our policies. We completed our annual dam safety inspection at the Fox Complex in late 2024, with no significant findings noted.

McEwen Mining conducts its operations with the utmost regard for the environment, focusing on conservation and sustainable development practices. We are committed to the safe handling of tailings, and we adhere to the Global Industry Standard on Tailings Management, as issued by the International Council on Mining and Metals, as well as the UN Environment Programme and Principles for Responsible Investment.

Community Engagement

McEwen Mining is engaged and proactive in its efforts to improve the quality of life for the communities around us, our employees, and all our stakeholders. Our initiatives range from local development projects to educational and health programs. We engage closely with local communities to ensure our activities yield sustainable and positive outcomes.

McEwen Copper

At McEwen Copper, we integrate ESG principles into our business model, focusing on sustainable development and responsible mining. In 2024, we launched key initiatives such as the citizen participation program in Calingasta, engaging over 3,500 community members about the Los Azules Project’s environmental and social impacts. Our local labor program employed over 100 local workers, while the local suppliers development program expanded our local supplier database by 60%.

Additionally, the community training program supported 894 individuals with skills development, and educational initiatives continued to prepare students for careers in mining. We also achieved a major milestone with the approval of the EIA, demonstrating our commitment to environmental stewardship and community engagement.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar mine and our exploration properties in the State of Nevada.

Gold Bar mine

The following table sets out operating results for the Gold Bar mine for the three months ended December 31, 2024, and 2023, and year ended December 31, 2024, compared to 2023 and 2022:

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	251	699	1,960	2,495	1,382
Average grade (g/t Au)	0.60	0.86	0.82	0.84	0.65
Stacked mineralized material (t)	401	877	2,037	2,537	1,336
Average grade (g/t Au)	0.66	0.69	0.85	0.77	0.67
Gold ounces:
Produced	6.9	19.8	44.6	43.7	26.6
Sold	6.6	19.2	44.6	43.0	26.8
Silver ounces:
Produced	0.1	0.2	0.5	0.8	0.7
Sold	0.0	—	0.7	0.7	0.6
GEOs:
Produced	6.9	19.8	44.6	43.7	26.6
Sold	6.6	19.2	44.6	43.0	26.8
Revenue from gold and silver sales	$16,932	$37,883	$105,147	$83,409	$47,926
Cash costs (1)	$14,032	$25,889	$63,547	$67,335	$43,500
Cash costs per ounce ($/GEO sold) (1)	$2,136	$1,345	$1,425	$1,565	$1,622
All‑in sustaining costs (1)	$18,219	$28,978	$74,781	$81,370	$51,674
AISC per ounce ($/GEO sold) (1)	$2,773	$1,506	$1,677	$1,891	$1,927
Gold : Silver ratio	85 : 1	85 : 1	85 : 1	83 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 77 for additional information.

2024 compared to 2023

For the full year 2024, the Gold Bar mine produced 44,581 GEOs, a 2% increase from 43,678 GEOs in 2023, driven by a 4% improvement in recovery rates. In Q4/24, production declined to 6,927 GEOs, a 65% decrease from 19,797 GEOs in Q4/23. This planned reduction was driven by a 54% decrease in processed mineralized material following the completion of the mining plan at Gold Bar South, as well as the commencement of the high-stripping phase at the Pick deposit.

Revenue from gold and silver sales for full year 2024 was $105.1 million, up from $83.4 million in 2023, driven by a 4% increase in GEOs sold and a 20% higher realized gold price. In Q4/24, revenue declined to $16.9 million from $37.9 million in Q4/23, primarily due to a 66% decrease in GEOs sold, partially offset by a 29% higher average realized gold price.

Production cost applicable to sales for full year 2024 totaled $63.5 million, down from $67.3 million in 2023, primarily due to a 18% reduction in mining costs driven by a 21% decrease in ore tonnes mined, partially offset by a 4% increase in mining contractor rates. In Q4/24, production costs applicable to sales declined to $14.0 million from $25.9 million in Q4/23. This decrease was primarily due to the engagement of our mining contractor in pre-stripping activities, which resulted in capitalizing an additional $7.4 million, as well as a 64% reduction in ore tonnes mined and a 54% decrease in ore tonnes processed.

Cash cost and AISC per GEO sold were $1,425 and $1,677 for full year 2024, respectively, compared to $1,565 and $1,891 for full year 2023. The improvement was driven by lower production costs, as discussed above, and a $2.3 million reduction in sustaining capital expenditures, primarily attributed to the completion of the leach pad expansion project in 2023. In Q4/24, cash cost and AISC per GEO sold were $2,136 and $2,773, respectively, compared to $1,345 and $1,506 in Q4/23. The increase in cash costs and AISC per GEO was primarily driven by lower GEOs sold, as noted above.

Exploration Activities

Drilling Q4/24 consisted of work along the Wall Fault and Pot Canyon, following up on drill intersections in last year’s drilling. At North Pot, long intersections of low-grade mineralization were found along the Roberts Mountains Thrust, a regional fault zone. A detailed geophysical survey, consisting of drone-magnetics, was completed on the east side of the project, from Gold Bar South to the Taurus project.

During 2024, 74,300 feet (22,600 meters) of drilling was completed in 12 core holes and 122 reverse circulation holes. Most of this drilling was conducted in three development areas: Gold Bar South, Hunter, and Cabin Creek. This work resulted in the expansion of known mineralization in these areas, which is being evaluated for possible mining in 2025.

During 2025, exploration drilling will test extensions of known mineralization at Gold Bar South, Cabin, and Saddle. Outside of these areas, exploration work is planned outside the mine areas where favorable geochemistry, geology, and geophysics suggest the potential for exploration targets.

Timberline Acquisition

During August 2024, we closed the acquisition of Timberline Resources Corporation, which holds several exploration projects in Nevada, USA, two of which are located near current operations at the Gold Bar mine and have medium-term development potential. In late October, we began drilling at the Windfall target in the Eureka Project, which is an area with historical mining production on patented land, potentially allowing for accelerated mine permitting.

2025 Production and Cost Outlook

During 2025, we expect to commence production from the Pick pit following completion of the pre-stripping phase in the first half of the year, with steady production throughout the year. For full year 2025, we expect to produce between 40,000 to 45,000 GEOs at a cash cost per GEO sold between $1,500 and $1,700 per ounce and an AISC per GEO sold between $1,700 and $1,900 per ounce.

Canada Segment

The Canada segment is comprised of our Fox Complex property, which includes the Froome and Black Fox underground mines; the Grey Fox and Stock advanced-stage projects; the Stock mill; and a number of exploration properties located near the city of Timmins, Ontario, Canada.

Fox Complex

The following table sets out operating results for the Fox Complex mines for the three months ended December 31, 2024, and 2023, and the years ended December 31, 2024, 2023, and 2022:

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (t)	68	96	309	391	419
Average grade (g/t Au)	3.05	3.08	2.90	3.40	3.49
Processed mineralized material (t)	88	120	404	457	345
Average grade (g/t Au)	2.52	2.84	2.54	3.31	3.77
Gold ounces:
Produced	6.5	10.2	30.1	44.4	26.8
Sold, excluding stream	5.9	9.8	27.7	41.3	24.5
Sold, stream	0.7	0.8	2.6	3.5	2.2
Sold, including stream	6.6	10.6	30.3	44.8	26.7
Silver ounces:
Produced	0.8	1.4	4.2	5.6	2.6
Sold	—	0.9	4.3	5.6	3.0
GEOs:
Produced	6.5	10.2	30.2	44.4	36.7
Sold, excluding stream	5.9	10.3	27.7	41.3	—
Sold	6.6	10.6	30.3	44.9	36.7
Revenue from gold and silver sales	$16,269	$19,448	$67,808	$81,295	$60,848
Cash costs (1)	$12,423	$13,298	$49,766	$51,895	$36,845
Cash costs per ounce ($/GEO sold) (1)	$1,874	$1,253	$1,642	$1,157	$1,020
All‑in sustaining costs (1)	$14,852	$15,570	$59,994	$60,617	$52,912
AISC per ounce ($/GEO sold) (1)	$2,240	$1,467	$1,980	$1,351	$1,465
Gold : Silver ratio	85 : 1	85 : 1	85 : 1	83 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 77 for additional information.

2024 compared to 2023

The Fox Complex mine produced 6,514 and 30,151 GEOs in Q4/24 and full year 2024, respectively, compared to 10,215 and 44,439 GEOs produced in Q4/23 and full year 2023, respectively. The decrease in GEO production was primarily due to a 29% reduction in mined mineralized material, driven by a stope failure in Q2/24 that limited stope availability for the remainder of 2024, along with workforce constraints that delayed the development of available stopes. Although we engaged a mining contractor in May 2024 to address workforce constraints, some of the stopes initially scheduled for mining in 2024 have been deferred to 2025.

Revenue from gold and silver sales was $67.8 million for full year 2024, compared to $81.3 million for full year 2023. This decrease was primarily driven by a 32% reduction in GEOs sold, partially offset by a 16% increase in the average realized gold price. In Q4/24, revenue from gold and silver sales was $16.3 million, a decrease from $19.4 million in Q4/23. The reduction was primarily due to a 38% decline in GEOs sold, offset by a 26% higher average realized gold prices. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome and Black Fox mines at $601 per ounce for 2024.

Production costs applicable to sales were $12.4 million and $49.8 million in Q4/24 and full year 2024, respectively, compared to $13.3 million and $51.9 million in Q4/23 and full year 2023, respectively. Despite the significant decrease in production discussed above, production costs remained comparable to the same periods in 2023, primarily due to the relatively fixed workforce and site maintenance costs, as well as a 30% premium paid for a contract mining crew.

Cash cost and AISC per GEO sold were $1,642 and $1,980 for full year 2024, respectively, compared to $1,157 and $1,351 for full year 2023. In Q4/24, cash cost and AISC per GEO sold were $1,874 and $2,240, respectively, compared to $1,253 and $1,467 in Q4/23. The increase was primarily attributed to a reduction in GEOs sold, along with consistent production costs, as outlined above, as well as higher capitalized underground development resulting from ongoing work at the Froome and Black Fox deposits.

Exploration Activities

During Q4 2024, $1.0 million was incurred, primarily for exploration diamond drilling at our Grey Fox property. This included 15,100 feet (4,600 meters) of drilling, focused mainly on the Gibson and Whiskey Jack zones. Line cutting has been completed in preparation for the upcoming geophysical survey at Grey Fox, which is scheduled to begin in early Q1/25. The survey aims to identify mineralization similar to our Black Fox deposit, both adjacent to and beneath the Grey Fox deposit.

2025 Production and Cost Outlook

We expect to continue the development of underground ramp access from the portal to the Stock orebodies during 2025, which will become the primary source of feed in 2026 following the completion of mining the Froome and Black Fox deposits. The capital expenditures for the portal and ramp development are fully funded by the $60.0 million allocated from the convertible notes financing secured in February 2025 and $11.3 million (C$16.4 million) flow-through financing completed in June 2024. For full year 2025, we expect to produce between 30,000 to 35,000 GEOs at a cash cost per GEO sold between $1,600 and $1,800 per ounce and an AISC per GEO sold between $1,700 and $1,900 per ounce

Mexico Segment

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

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2024, and 2023, and for the years ended December 31, 2024, 2023, and 2022 (on a 100% basis):

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

Operating Results	(in thousands, except otherwise indicated)
San José Mine—100% basis
Stacked mineralized material (t)	174	173	641	563	555
Average grade mined (g/t)
Gold	4.7	4.7	3.9	4.8	5.0
Silver	269	274	209	270	345
Processed mineralized material (t)	160	154	581	579	507
Average grade processed (g/t)
Gold	5.3	5.5	4.5	5.0	5.6
Silver	275	297	253	270	369
Average recovery (%):
Gold	87.3	87.2	86.7	86.5	87.0
Silver	88.6	88.1	87.8	88.0	88.0
Gold ounces:
Produced	23.6	23.8	73.7	81.0	78.8
Sold	23.0	23.4	74.3	75.1	77.2
Silver ounces:
Produced	1,256	1,297	4,150	4,422	5,292
Sold	1,213	1,384	4,170	4,363	5,303
GEOs:
Produced	38.4	39.1	122.7	134.0	141.1
Sold	37.3	39.7	123.5	127.3	139.5
Revenue from gold and silver sales	$99,776	$76,979	$310,411	$242,461	$254,698
Average realized price:
Gold ($/Au oz)	$2,675	$1,941	$2,516	$1,985	$1,826
Silver ($/Ag oz)	$31.49	$22.81	$29.59	$21.43	$21.45
Cash costs (1)	$60,929	$45,800	$215,065	$177,234	$182,195
Cash costs per ounce sold ($/GEO) (1)	$1,635	$1,155	$1,742	$1,393	$1,306
All‑in sustaining costs (1)	$75,931	$59,348	$264,056	$231,013	$238,746
AISC per ounce sold ($/GEO) (1)	$2,038	$1,497	$2,139	$1,815	$1,711
Gold : Silver ratio	85 : 1	85 : 1	85 : 1	83 : 1	84 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 77 for additional information.

The comparative analysis below compares the operating and financial results of MSC on a 100% basis.

2024 compared to 2023

On a 100% basis, the San José mine produced 122,653 GEOs for full year 2024, compared to 134,027 GEOs for full year 2023. In Q4/24, production was 38,389 GEOs, compared to 39,093 GEOs in Q4/23. The year-over-year decrease in production was primarily due to a 10% reduction in gold and a 6% decline in silver head grades processed, partially offset by a 1% increase in ore tonnes processed compared to 2023. The construction and installation of a new vertical mill, completed in mid-December 2024, expanded plant capacity from 1,720 to 2,000 tonnes per day.

Revenue from gold and silver sales was $310.4 million, compared to $242.5 million for full year 2023. This increase was primarily driven by 27% and 38%% higher realized gold and silver prices, respectively, partially offset by a 3% decrease in GEOs sold. In Q4/24, revenue from gold and silver sales was $99.8 million, compared to $77.0 million in Q4/23. The increase in Q4/24 was primarily driven by 38% higher average realized prices for both gold and silver.

Production costs applicable to sales were $60.9 million and $215.1 million in Q4/24 and full year 2024, respectively, compared to $45.8 million and $177.2 million in Q4/23 and full year 2023, respectively. Cost increases during the year were largely attributable to high inflation in the Argentine market, which outpaced the government controlled depreciation of the peso against the U.S. dollar. This resulted in higher real costs for expenses denominated in local currency. Despite management’s efforts to negotiate with key vendors and worker unions to align pricing with currency adjustments, the inflationary environment drove an overall rise in costs.

Cash cost and AISC per GEO sold were $1,742 and $2,139, respectively, compared to $1,393 and $1,815 for full year 2023. In Q4/24, cash cost and AISC per GEO sold were $1,635 and $2,038, respectively, compared to $1,155 and $1,497 in Q4/23. The increase in both cash costs and AISC on a year-over-year basis was primarily due to 18% higher production costs and 11% lower GEOs sold during 2024, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in 2024 resulted in an income of $9.0 million, compared to an income of $0.1 million in 2023. Despite higher than planned unit costs arising from negative macroeconomic factors, the metal price environment has allowed the operation to strengthen its liquidity, improving its working capital balance to $202.6 million as at December 31, 2024, while also investing $10.5 million in exploration expenditures and $8.7 million in mill expansion costs during 2024. The construction of the new mill was completed by mid-December 2024. Following the completion, the daily throughput of processing material has increased, surpassing 2,000 tonnes per day.

MSC Dividend Distribution (49%)

We received $0.4 million in dividends from MSC for full year 2024 (2023 - $0.3 million).

2025 Production and Cost Outlook

For full year 2025, we expect to produce between 50,000 to 60,000 attributable GEOs at a cash cost per GEO sold between $1,600 and $1,800 per ounce and an AISC per GEO sold between $1,900 and $2,100 per ounce.

McEwen Copper Inc.

As of December 31, 2024, we own a 46.4% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. Including amounts spent by Minera Andes Inc. prior to 2012, and directly by McEwen Mining prior to 2021, we have invested over $380 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped copper deposits and is located in the Province of San Juan, Argentina.

Following the successful conclusion of the 2023-2024 drilling program, which provided sufficient data for the planned study, McEwen Copper finalized the resource model supporting the feasibility study efforts. The team is now focused on finalizing the full feasibility study, which is expected to be published in the first half of 2025.

During 2024, McEwen Copper spent $114.5 million in exploration expenditures at the Los Azules copper project in Argentina. These funds primarily supported key activities required to complete our planned feasibility study, including an extensive drilling program completed in June 2024, as well as the development of geological and hydrological models.

Drilling Program

During the 2023-2024 drilling campaign, McEwen Copper successfully completed approximately 230,800 feet (70,400 meters) of drilling. The 2024-2025 campaign began on November 5, 2024, and as December 31, 2024, the Los Azules team has completed 19,980 feet (6,089 meters) of drilling. The objectives of the 2024-2025 campaign include conducting hydrogeological tests to evaluate and model site water resources, assessing and condemning areas, and finalizing geotechnical evaluations. The Los Azules drill hole database now totals approximately 649,200 feet (197,900 meters).

2023-2024 Assay Results

At Los Azules, infill drilling has upgraded resource classifications, validated the geological model, and confirmed the high-grade zone. During the 2023-24 drilling season, over 229,659 feet (70,000 meters) were completed, enhancing the interpretation of the geological model and extending mineralization of the supergene enrichment zone both at its edges and at depth. Drill highlights include:

•217 m of 1.11 % Cu, including 100 m of 1.32 % Cu (Hole AZ24375)

•158 m of 0.84 % Cu, including 78.5 m of 1.10 % Cu (Hole AZ24335)

•276 m of 0.86 % Cu, including 160 m of 0.96 % Cu (Hole AZ24403)

•146 m of 0.89 % Cu, within the enriched zone (Hole AZ24320)

•119.6 m of 0.72 % Cu, within the enriched zone (Hole AZ24332)

•257 m of 0.76% Cu, within the enriched zone (Hole AZ23205MET)

•446 m of 0.63% Cu, including 76 m of 0.92% Cu (Hole AZ23228MET)

•250 m of 0.68% Cu, in the Enriched zone, including 192 m of 0.83% Cu (Hole AZ23230MET)

•349 m of 0.77% Cu, including 232 m of 0.86% Cu in the Enriched zone (Hole AZ23292)

•383 m of 0.54% Cu, including 74 m of 0.86% Cu in the Enriched zone (Hole AZ23277).

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

Improved Copper Recovery

The Phase 1 copper heap leaching metallurgical tests conducted at SGS Chile Limitada in Santiago, Chile demonstrated an average copper recovery of 76.0% using conventional bio-heap leaching technology. This marks a notable increase of 3.2% compared to the recovery rate utilized in the 2023 PEA, representing a potential after tax Net Present Value (8%) increase of approximately $262 million. Further details are included in our press release dated February 22, 2024.

Environmental Impact Assessment

On December 3, 2024, San Juan Provincial Government's Ministry of Mines announced the approval of the Environmental Impact Assessment (“EIA”) for its Los Azules copper project. The Environmental Impact Statement (“EIS”), which is the ministerial resolution approving the EIA, is a key permitting milestone on the way to feasibility, construction and future operation.

Feasibility Study and Construction

With the EIA approval in place, Los Azules is advancing towards publishing a definitive feasibility study, with the potential start of construction as early as 2026, further strengthening McEwen Copper's position on the forefront of sustainable mining and as an important driver of economic and social development in San Juan.

Energy Supply Contract

McEwen Copper has reached an agreement with YPF Luz to power its Los Azules copper project in San Juan, Argentina, with renewable energy. The companies signed a Memorandum of Understanding to negotiate the energy supply, which will come from YPF Luz’s renewable assets connected to the Argentine Interconnection System. YPF Luz will also develop, construct, and finance a high-voltage transmission line to connect the project to the grid, ensuring a sustainable energy supply for the copper project.

Regime of Incentives for Investments (“RIGI”)

The Regime of Incentives for Investment aims to attract domestic and foreign investment to a number of sectors in Argentina, including mining, enhancing resource exploration and production while creating job opportunities and increasing energy security. On February 11, 2025, McEwen Copper, through its wholly owned subsidiary, Andes Corporación Minera S.A., submitted an application for the admission of the Los Azules copper project into the RIGI. If approved, the Los Azules project would become eligible for a range of fiscal and regulatory benefits, including a reduction in the corporate income tax rate from 35% to 25%, exemption from sales tax payments during the construction phase, elimination of export duties, and relief from the requirement to repatriate export proceeds. Additionally, the project would benefit from a 30-year stability guarantee and access to international arbitration for dispute resolution.

The fiscal and financial tax benefits associated with the RIGI are expected to lead to a significant enhancement of the overall economics of the Los Azules project, positively impacting both its net present value and internal rate of return.

Los Azules Exploration Results

Recent exploration results suggest that Los Azules has the potential to expand to the north and south of the current 2023 PEA pit outline. Notably, the drill results align with a significant deep geophysical anomaly.

Drill highlights from Los Azules include:

•1,052 m of 0.29 % Cu, including 480 m of 0.42 % Cu (Hole AZ22174)

•202 m of 0.20 % Cu, including 12.0 m of 0.44 % Cu (Hole AZ23241)

•70 m of 0.31 % Cu (Hole AZ24338)

Additionally, 1.86 miles east of the current Los Azules 2023 PEA pit outline, the company has identified a new Porphyry Copper System named Tango. Tango exhibits the five key elements characteristic of a large porphyry system: multiple intrusives, porphyry copper alteration, porphyry copper veining, porphyry geochemical signatures, and a distinct geophysical signature. This season, one drill hole was completed, which intercepted 106 meters at 0.11% Cu.

COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, we have the following consolidated contractual obligations:

		Payments due by period
	2025	2026	2027	2028	Thereafter	Total
Mining and surface rights	$1,711	$1,705	$1,669	$536	$539	$6,160
Reclamation costs(1)	4,556	5,748	11,342	9,174	26,646	57,466
Lease obligations (Note 10)	973	781	307	275	183	2,519
Total	$7,240	$8,234	$13,318	$9,985	$27,368	$66,145

(1)	Amounts presented represent the undiscounted uninflated future payments.

With respect to reclamation cost commitments disclosed above, we have surety bonds outstanding to provide bonding for our obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. If the bond is drawn, we would be obligated to reimburse the surety. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2024, no additional liability has been recognized for our surety bonds of $44.8 million.

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

The non-GAAP measures are presented for our wholly owned mines and our interest in the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for our minority interest in the San José mine may be found in Item 8. Financial Statements and Supplementary Data, Note 9, Equity Investments. The amounts in the reconciliation tables labeled “49% basis” were derived by applying to each financial statement line item the ownership percentage interest used to arrive at our share of net income or loss during the period when applying the equity method of accounting. We do not control the interest in our operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

The presentation of these measures, including the minority interest in the San José, has limitations as an analytical tool. Some of these limitations include:

●	The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not represent our legal claim to the assets and liabilities, or the revenues and expenses; and
●	Other companies in our industry may calculate their cash costs, cash cost per ounce, all-in sustaining costs, all-in sustaining cost per ounce, adjusted EBITDA, adjusted EBITDA per share and average realized price per ounce differently than we do, limiting the usefulness as a comparative measure.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended December 31, 2024			Year ended December 31, 2024
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$14,032	$12,423	$26,455	$63,547	$49,766	$113,313
In‑mine exploration	149	—	149	796	—	796
Capitalized mine development (sustaining)	2,617	2,361	4,978	7,863	9,955	17,818
Capital expenditures on plant and equipment (sustaining)	1,407	—	1,407	2,491	—	2,491
Sustaining leases	14	68	82	84	273	357
All‑in sustaining costs	$18,219	$14,852	$33,071	$74,781	$59,994	$134,775
Ounces sold, including stream (GEO)	6.6	6.6	13.2	44.6	30.3	74.9
Cash cost per ounce sold ($/GEO)	$2,136	$1,874	$2,004	$1,425	$1,642	$1,513
AISC per ounce sold ($/GEO)	$2,773	$2,240	$2,505	$1,677	$1,980	$1,799

	Three months ended December 31, 2023			Year ended December 31, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$25,889	$13,298	$39,187	$67,335	$51,895	$119,230
In‑mine exploration	1,705	—	1,705	4,759	—	4,759
Capitalized underground mine development (sustaining)	—	2,119	2,119	—	8,046	8,046
Capital expenditures on plant and equipment (sustaining)	1,374	—	1,374	9,028	—	9,028
Sustaining leases	11	153	164	248	676	923
All‑in sustaining costs	$28,979	$15,570	$44,549	$81,370	$60,617	$141,986
Ounces sold, including stream (GEO)	19.2	10.6	29.9	43.0	44.9	87.9
Cash cost per ounce sold ($/GEO)	$1,345	$1,253	$1,313	$1,565	$1,157	$1,356
AISC per ounce sold ($/GEO)	$1,506	$1,467	$1,492	$1,891	$1,351	$1,615

	Three months ended December 31, 2022			Year ended December 31, 2022
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$8,666	$10,742	$19,408	$43,500	$36,845	$80,345
In‑mine exploration	505	—	505	3,335	—	3,335
Capitalized underground mine development (sustaining)	—	4,317	4,317	—	15,448	15,448
Capital expenditures on plant and equipment (sustaining)	1,576	—	1,576	3,084	—	3,084
Sustaining leases	191	110	301	1,754	619	2,373
All‑in sustaining costs	$10,938	$15,169	$26,107	$51,673	$52,912	$104,585
Ounces sold, including stream (Au Eq. oz)	8.0	9.4	17.4	26.8	36.1	62.9
Cash cost per ounce ($/Au Eq. oz sold)	$1,083	$1,137	$1,112	$1,622	$1,020	$1,276
AISC per ounce ($/Au Eq. oz sold)	$1,367	$1,606	$1,496	$1,927	$1,465	$1,662

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales	$60,929	$45,800	$215,065	$177,234	$182,195
Site exploration expenses	303	1,831	5,229	9,167	8,946
Capitalized underground mine development (sustaining)	8,079	10,379	29,504	38,318	37,959
Less: Depreciation	(696)	(768)	(2,732)	(2,930)	(1,990)
Capital expenditures (sustaining)	7,316	2,106	16,990	9,224	11,636
All‑in sustaining costs	$75,931	$59,348	$264,056	$231,013	$238,746
Ounces sold (GEO)	37.3	39.7	123.5	127.3	139.5
Cash cost per ounce sold ($/GEO)	$1,635	$1,155	$1,742	$1,393	1,306
AISC per ounce sold ($/GEO)	$2,038	$1,497	$2,139	$1,815	1,711

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

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

	(in thousands)		(in thousands)
(Loss) income before income and mining taxes	$(7,161)	$156,865	$(46,739)	$67,036	$(80,288)
Less:
Depreciation and depletion	6,854	6,073	30,863	30,359	20,434
Loss from investment in McEwen Copper Inc. (Note 9)	10,297	57,821	46,977	57,821	—
Dilution gain from investments in McEwen Copper Inc. (Note 9)	(5,777)	—	(5,777)	—	—
Gain on deconsolidation of McEwen Copper Inc.	—	(222,157)	—	(222,157)	—
Advanced Projects – McEwen Copper Inc.	—	—	—	76,345	61,148
General, interest and other – McEwen Copper Inc.	—	(4,451)	—	(7,484)	(13,268)
Interest expense	983	982	3,911	5,749	5,488
Adjusted EBITDA	$5,196	$(4,867)	$29,235	$7,669	$(6,486)
Weighted average shares outstanding (thousands)	52,926	47,844	51,021	47,544	47,427
Adjusted EBITDA per share	$0.10	$(0.10)	$0.57	$0.16	$(0.14)

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

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$33,523	$58,680	$174,477	$166,231	$110,417
Less: revenue from gold sales, stream	421	474	1,528	2,042	1,748
Revenue from gold and silver sales, excluding stream	$33,102	$58,206	$172,949	$164,189	$108,669
GEOs sold	13.2	30.6	74.9	88.7	63.8
Less: gold ounces sold, stream	0.7	0.8	2.6	3.5	3.0
GEOs sold, excluding stream	12.5	29.8	72.4	85.2	60.8
Average realized price per GEO sold, excluding stream	$2,648	$1,956	$2,390	$1,927	$1,788

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$61,587	$45,415	$187,009	$148,971	$140,948
Silver sales	38,189	31,564	123,402	93,490	113,750
Gold and silver sales	$99,776	$76,979	$310,411	$242,461	$254,698
Gold ounces sold	23.0	23.4	74.3	75.1	77.2
Silver ounces sold	1,213	1,384	4,170	4,363	5,303
GEOs sold	37.3	39.7	123.5	127.3	139.5
Average realized price per gold ounce sold	$2,675	$1,941	$2,516	$1,985	$1,826
Average realized price per silver ounce sold	$31.49	$22.81	$29.59	$21.43	$21.45
Average realized price per GEO sold	$2,678	$1,941	$2,514	$1,905	$1,826

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

We believe that significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; the fair value of equity investments and asset groups used in impairment testing; recoverable gold in leach pad inventory; current and long-term inventory and mine development capitalization costs; the collectability of sales taxes receivable; fair values of assets and liabilities acquired in business combinations; reserves; valuation allowances for deferred tax assets; income and mining tax provisions and reserves for contingencies and litigation. There are other items within our financial statements that require estimation but are not deemed to be critical. However, changes in the estimates used in these and other items could have a material impact on our financial statements. In the section below we identify estimates critical to the understanding of our financial condition and results of operations and that require the application of significant management judgment.

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

Costs are allocated to precious metal inventories based on the costs of the respective in-process inventories incurred prior to the refining process plus applicable refining costs.

The assumptions used by the Company to measure metal content during each stage of the inventory conversion process include estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until the leaching operations cease.

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

Reserve estimates are used in determining appropriate rates of unit-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which the Company compares future cash flows to current asset values to ensure that carrying values are reported appropriately. The Company’s forecasts are also used in determining the level of valuation allowances on the Company’s deferred tax assets. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Reserves involve many estimates and there are no guarantees that the Company will recover the indicated quantities of metals. Changes in the estimates could result in material adjustments to the Company’s reserves and asset values.

Income and Mining Taxes: The Company accounts for income and mining taxes under ASC 740 using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related tax basis for such liabilities and assets. This method generates either a net deferred income and mining tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income and mining tax charge or benefit by recording the change in either the net deferred income and mining tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income and mining tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all the deferred income and mining tax assets will not be realized.

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). Amended guidance requires the disclosure of disaggregated information about tax rates and payments. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on reporting requirements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Amended guidance requires more detailed disclosures about the nature of expenses included in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact on reporting requirements.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31, 2024, and other reports filed with the SEC, and the following:

●	our ability to raise funds required for the execution of our business strategy.
●	our acquisitions may not achieve their intended results. Our ability to secure permits or other regulatory and government approvals needed to operate, develop or explore our mineral properties and projects.
●	our ability to maintain an ongoing listing of our common stock on the New York Stock Exchange or another national securities exchange in the United States.
●	decisions of foreign countries, banks, and courts within those countries.
●	national and international geopolitical events and conflicts, and unexpected changes in business, economic, and political conditions.
●	operating results of MSC and McEwen Copper.
●	fluctuations in interest rates, inflation rates, currency exchange rates, or commodity prices.
●	timing and amount of mine production.
●	our ability to retain and attract key personnel.
●	technological changes in the mining industry.
●	changes in operating, exploration or overhead costs.
●	access and availability of materials, equipment, supplies, labor and supervision, power and water.
●	results of current and future exploration activities.
●	results of pending and future feasibility studies or the expansion or commencement of mining operations without feasibility studies having been completed.
●	changes in our business strategy.
●	interpretation of drill hole results and the geology, grade and continuity of mineralization.
●	the uncertainty of reserve estimates and timing of development expenditures.
●	litigation or regulatory investigations and procedures affecting us.
●	changes in federal, state, provincial and local laws and regulations.
●	local, indigenous and community impacts and issues including criminal activity and violent crimes.
●	accidents, public health issues, and labor disputes.
●	uncertainty relating to title to mineral properties.
●	changes in relationships with the local communities in the areas in which we operate; and
●	decisions by third parties over which we have no control.

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.4% ownership in McEwen Copper as of December 31, 2024, each creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

In general, the devaluation of non-U.S. dollar currencies with respect to the U.S. dollar has a positive effect on our costs and liabilities which are incurred outside the U.S. while it has a negative effect on our assets denominated in non-U.S. dollar currency. Although we transact most of our business in U.S. dollars, some expenses, labor, operating supplies and property and equipment are denominated in Canadian dollars, Mexican pesos, and Argentine pesos. In respect of McEwen Copper and MSC, the Argentine peso is used to conduct a significant portion of their business.

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 73% on an annual basis. As noted in the graph below, during 2024 the Argentine peso devalued 37% compared to devaluations of 73% and 41% in 2023 and 2022 respectively.

During 2024, the Mexican peso depreciated 15% against the US dollar, compared to an appreciation of 14% and 12% in 2023 and 2022, respectively.

During 2024, the Canadian dollar depreciated by 5.6% against the U.S. dollar, compared to an appreciation of 1.3% in 2023 and a depreciation of 6% in 2022.

The following chart illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2024:

Currency Exchange Rate Performance Against U.S. Dollar
120.0%
110.0%
100.0%
90.0%
80.0%
70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Argentina Peso
Mexican Peso
Canadian Dollar

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. As of December 31, 2024, 54% of our foreign currency holdings was held in Canadian dollars, representing 3.3% of our total treasury. We held minor positions in Mexican and Argentine Pesos.

Based on our Canadian cash balance of $0.5 million (C$0.7 million) as at December 31, 2024, a 1% fluctuation in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican and Argentine pesos, with effect of a 1% change in this currency resulting in gains/losses immaterial for disclosure purposes.

Further, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2024, our VAT receivable balance was MEX$14.8 million, equivalent to approximately $0.7 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Commodity Price Risk

We produce and sell gold and silver, therefore changes in the market price of gold and silver could significantly affect our results of operations and cash flows in the future. Change in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $174.5 million for the year ended December 31, 2024, with all other variables held constant, a 10% change in the price of gold and silver would have had resulted in an additional income or loss before income and mining taxes of approximately $17.5 million. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under agreements with refiners and other purchasers of our products. As at December 31, 2024, we had no gold or silver sales subject to final pricing.  Decreases in the market price of gold or silver can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to net realizable value.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices may affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with Canadian and American financial institutions and refineries, should these customers be unable to make payment in accordance with the terms of the agreements. However, based on the history and financial condition of our counterparties, we do not anticipate any of the financial institutions or refineries to default on their obligation. As of December 31, 2024, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Mexico, we are exposed to credit loss regarding our VAT taxes receivable if the Mexican tax authorities are unable or unwilling to make payments in accordance with our monthly filings. Timing of collection on VAT receivables is uncertain as VAT refund procedures require a significant amount of information and follow-up. The risk is mitigated to the extent that the VAT receivable balance can be applied against future income taxes payable. However, at this time we are uncertain when, if ever, our Mexican operations will generate sufficient taxable operating profits to offset this receivable against taxes payable. We continue to face risk on the collection of our VAT receivables, which amount to $0.7 million as at December 31, 2024.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2024, we have surety bonds of $44.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.4% of their value and require a deposit of 7.2% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds, we are exposed to the risk that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, a material weakness in internal control over financial reporting was identified and management determined that, as a result of the material weakness, the Company’s internal control over financial reporting was not effective as of December 31, 2024. Specifically, the Company did not have a sufficient complement of human resources, resulting in deficiencies in the design and operation of its internal controls over income taxes, which were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on Page 92 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McEwen Mining Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Material on Leach Pad

Description of the Matter

As of December 31, 2024, the carrying value of the Company’s inventories was $25,945 thousand, of which $13,453 thousand related to material on the leach pad as disclosed in Note 7 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, material on leach pads is accounted for using the weighted average cost method and is carried at the lower of average cost or net realizable value. Costs are attributed to the mineralized material on leach pads based on current mining and processing costs incurred related to the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimate of recoverable gold on the leach pads is calculated from the quantities of mineralized material placed on the leach pads, the grade of mineralized material placed on the leach pads and a recovery percentage. The significant assumption used by management in the valuation of the leach pad inventory is the recovery percentage, which is a subjective and complex estimate.

Auditing management’s estimate of the recoverable gold on the leach pad was complex due to the subjective nature of the assumptions used in the calculation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantities of material placed on the leach pad, the grade determination, and the recovery percentage to assess whether the estimate of recoverable gold on the leach pad was appropriate.

To test the valuation of material on the leach pad, our audit procedures included, among others, assessing the competence and objectivity of management’s specialists by evaluating their professional qualifications, experience, and their use of accepted industry practices. In addition, we involved our mining specialist to assess the appropriateness of the methods employed in calculating the estimate of recoverable gold on the leach pad to evaluate if it was developed in line with common industry practices. We also evaluated the methodologies used for the determination of the estimate of recoverable gold on the leach pad by understanding the quantities of ore placed on the leach pad, timing of the leaching cycle, the grade determination and recovery percentage with the assistance of our mining specialist. We reperformed management’s calculation of material on the leach pad to test mathematical accuracy. We assessed the adequacy of the Company’s disclosures in Note 2 and Note 7 related to the valuation of the material on leach pad.

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2016.

Toronto, Canada

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Mining Inc.

Opinion on Internal Control Over Financial Reporting

We have audited McEwen Mining Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, McEwen Mining Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have a sufficient complement of human resources, resulting in deficiencies in the design and operation of its internal controls over income taxes, which were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 14, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada

March 14, 2025

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars, except per share amounts)

	2024	2023	2022
Revenue from gold and silver sales	$174,477	$166,231	$110,417
Production costs applicable to sales	(113,313)	(119,230)	(91,260)
Depreciation and depletion	(30,229)	(29,221)	(19,701)
Gross profit (loss)	30,935	17,780	(544)

OTHER OPERATING EXPENSES:
Advanced projects - Los Azules	—	(76,345)	(61,148)
Advanced projects - Other	(7,152)	(6,292)	(5,580)
Exploration	(16,546)	(20,167)	(14,973)
General and administrative	(17,165)	(15,449)	(11,890)
Loss from investment in McEwen Copper Inc. (Note 9)	(46,977)	(57,821)	—
Income from investment in Minera Santa Cruz S.A. (Note 9)	9,021	62	2,776
Depreciation	(634)	(1,138)	(733)
Reclamation and remediation	(2,054)	(2,693)	(3,345)
	(81,507)	(179,843)	(94,893)
Operating loss	(50,572)	(162,063)	(95,437)

OTHER INCOME (EXPENSE):
Interest and other finance (expense) income, net	(4,595)	36,918	(7,789)
Other income (expense) (Note 18)	2,651	(29,976)	22,938
Dilution gain from investments in McEwen Copper Inc. (Note 9)	5,777	—	—
Gain on deconsolidation of McEwen Copper Inc. (Note 9)	—	222,157	—
Total other income	3,833	229,099	15,149
(Loss) income before income and mining taxes	(46,739)	67,036	(80,288)
Income and mining tax recovery (expense) (Note 19)	3,048	(33,859)	(5,806)
Net (loss) income after income and mining taxes	(43,691)	33,177	(86,094)
Net loss attributable to non-controlling interests	—	22,122	5,019
Net (loss) income and comprehensive (loss) income attributable to McEwen shareholders	$(43,691)	$55,299	$(81,075)

Net (loss) income per share (Note 14):
Basic and diluted	$(0.86)	$1.16	$(1.71)
Weighted average common shares outstanding (thousands) (Note 14):
Basic and diluted	51,021	47,544	47,427

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(in thousands of U.S. dollars)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$13,692	$23,020
Marketable securities (Note 5)	1,617	1,743
Receivables, prepaids and other current assets (Note 6)	7,486	5,578
Due from McEwen Copper Inc. (Note 15)	286	2,376
Inventories (Note 7)	18,111	19,944
Total current assets	41,192	52,661
Mineral property interests and plant and equipment, net (Note 8)	210,922	169,950
Investment in McEwen Copper Inc. (Note 9)	298,947	326,147
Investment in Minera Santa Cruz S.A. (Note 9)	101,854	93,218
Inventories (Note 7)	7,834	10,100
Restricted cash (Note 4)	3,772	4,490
Other assets	102	673
TOTAL ASSETS	$664,623	$657,239

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,448	$22,656
Reclamation and remediation liabilities (Note 12)	4,988	3,105
Contract liability (Note 17)	3,544	—
Flow-through share premium (Note 13)	5,447	1,661
Tax liabilities (Note 19)	4,478	1,603
Lease liabilities (Note 10)	788	978
Total current liabilities	47,693	30,003
Reclamation and remediation liabilities (Note 12)	41,075	39,916
Long-term debt (Note 11)	40,000	40,000
Deferred tax liabilities (Note 19)	36,630	40,572
Lease liabilities (Note 10)	1,323	488
Other liabilities	2,927	3,840
Total liabilities	$169,648	$154,819

Shareholders’ equity:
Common shares: 53,054 as at December 31, 2024, and 49,440 as at December 31, 2023 issued and outstanding (in thousands) (Note 13)	$1,804,702	$1,768,456
Accumulated deficit	(1,309,727)	(1,266,036)
Total shareholders’ equity	494,975	502,420
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$664,623	$657,239

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies: Note 17

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars and shares)

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2021	45,919	$1,615,424	$(1,240,260)	$14,777	$389,941
Stock-based compensation	—	340	—	—	340
Sale of flow-through shares	1,450	10,320	—	—	10,320
Shares issued for debt refinancing	59	500	—	—	500
Issuance of equity by subsidiary	—	17,643	—	23,707	41,350
Share repurchase	—	(87)	—	—	(87)
Exercise of warrants	—	4	—	—	4
Net loss and comprehensive loss	—	—	(81,075)	(5,019)	(86,094)
Balance, December 31, 2022	47,428	$1,644,144	$(1,321,335)	$33,465	$356,274
Stock-based compensation	66	605	—	—	605
Restricted shares issued	43	366	—	—	366
Proceeds from McEwen Copper Inc. financing	—	109,913	—	75,477	185,390
Sale of flow-through shares (Note 13)	1,903	13,428	—	—	13,428
Net income (loss) and comprehensive income (loss)	—	—	55,299	(22,122)	33,177
McEwen Copper Inc. deconsolidation	—	—	—	(86,820)	(86,820)
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$—	$502,420
Stock-based compensation	241	3,244	—	—	3,244
Exercise of warrants	1	9	—	—	9
Sale of flow-through shares (Note 13)	1,533	14,374	—	—	14,374
Shares issued to acquire Timberline Resources Corporation (Note 13)	1,839	17,706	—	—	17,706
Warrants assumed in acquisition of Timberline Resources Corporation (Note 13)	—	913	—	—	913
Net loss and comprehensive loss	—	—	(43,691)	—	(43,691)
Balance, December 31, 2024	53,054	$1,804,702	$(1,309,727)	$—	$494,975

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands of U.S. dollars)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(43,691)	$33,177	$(86,094)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	46,977	57,821	—
Income from investment in Minera Santa Cruz S.A. (Note 9)	(9,021)	(62)	(2,776)
Depreciation, amortization and depletion	30,863	30,359	19,532
Unrealized (gain) loss on marketable securities (Note 5)	(286)	(20,542)	511
Foreign exchange loss on marketable securities	—	9,858	—
Foreign exchange loss	656	48,977	2,029
Reclamation accretion and adjustments to estimate	864	2,693	7,168
Income and mining tax (recovery) expense	(6,976)	37,018	(1,856)
Stock-based compensation	3,244	971	340
Dilution gain from investments in McEwen Copper Inc. (Note 9)	(5,777)	—	—
Gain on deconsolidation of McEwen Copper Inc. (Note 9)	—	(222,157)	—
Other	349	—	—
Change in non-cash working capital items:
Change in assets related to operations	2,356	6,548	(12,873)
Change in liabilities related to operations	9,896	(24,298)	17,439
Cash provided by (used in) operating activities	$29,454	$(39,637)	$(56,580)
Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(43,095)	$(26,099)	$(24,187)
Investment in McEwen Copper Inc. (Note 9)	(14,000)	—	—
Notes receivable acquired	(1,880)	—	—
Cash and restricted cash received from acquisition of Timberline Resources Corporation (Note 20)	1,131	—	—
Investment in marketable securities (Note 5)	(366)	(34,157)	—
Proceeds from sale of investment in McEwen Copper Inc.	—	6,032	—
Cash outflow on McEwen Copper Inc. deconsolidation	—	(45,708)	—
Other	164	295	286
Cash used in investing activities	$(58,046)	$(99,637)	$(23,901)
Cash flows from financing activities:
Issuance of flow-through common shares, net of issuance costs (Note 13)	$20,424	$13,428	14,376
Proceeds from exercise of warrants	9	—	4
Proceeds from McEwen Copper Inc. financing	—	185,390	41,263
Proceeds from promissory note	—	—	15,000
Subscription proceeds received in advance	—	—	(2,850)
Principal repayment on long-term debt (Note 11)	—	(25,000)	—
Payment of finance lease obligations	(1,231)	(1,636)	(2,338)
Cash provided by financing activities	$19,202	$172,182	$65,455
Effect of exchange rate change on cash and cash equivalents	(656)	(48,977)	(2,029)
Decrease in cash, cash equivalents and restricted cash	(10,046)	(16,069)	(17,055)
Cash, cash equivalents and restricted cash, beginning of year	27,510	43,579	60,634
Cash, cash equivalents and restricted cash, end of year	$17,464	$27,510	$43,579
Supplemental disclosure of cash flow information:
Cash received (paid) during the year for:
Interest paid	$(3,911)	$(4,728)	(4,875)
Interest received	636	34,680	650
Taxes paid	(712)	(1,409)	(24)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 NATURE OF OPERATIONS

McEwen Mining Inc. (the “Company”) was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the exploration, development, production and sale of gold and silver and exploration and development of copper.

The Company operates in the United States, Canada, Mexico and Argentina. The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Fox Complex in Ontario, Canada, the Fenix Project in Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of December 31, 2024, the Company also owns a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina, and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC under the equity method of accounting.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investments and the impairment test; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of sales taxes receivable; the amount of mineral reserves; valuation allowances for deferred tax assets, and income and mining tax provisions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

References to “CAD” refer to the Canadian dollar, “USD” refer to the United States dollar, “MXN” refer to the Mexican peso, and “ARS” refer to the Argentine peso.

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method of accounting, as described in Investments, below.

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

Investments:

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC (“Accounting Standards Codification”) Topic 323, Investments – Equity Method and Joint Ventures. Under the equity method, the Company’s investment is initially recognized at cost in the Consolidated Balance Sheets and subsequently increased or decreased to recognize the Company's share of income and losses of the investee, dividends received from the investee and impairment losses after the initial recognition date. The Company's share of income and losses of the investee and impairment losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statement of Operations”) during the period. The Company presents distributions received from investees in the Consolidated Statements of Cash Flows based on the cumulative earnings approach. The Company evaluates the equity method investments for impairment under ASC 323-35-31 and ASC 323-35. An impairment loss on the equity method investments is recognized as an operating expense when the decline in value is determined to be other-than-temporary. The Company assesses significant influence on an ongoing basis. Changes in ownership are accounted for under ASC 323-10-35 and ASC 323-10-35. Decreases in ownership resulting from the issuance of shares by the investee to other investors are recorded as a sale of shares, with a dilution gain or loss recorded in the Statement of Operations.

The Company’s investments in marketable equity securities and warrants are measured at fair value at each period end with changes in fair value recognized in net income (loss) in the Statement of Operations in accordance with ASU 2016-01 with reference to further updates in Accounting Standards Update (“ASU”) 2018-03, ASU 2019-04, and ASU 2020-01.

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

Mineral Property Interests and Plant and Equipment:

Mineral property interests: Mineral property interests represent capitalized expenditures related to the development of mineral properties and arising from acquisitions. The amount capitalized for an acquired mineral property represents its fair value at the time of acquisition, either as an individual asset purchase or as a part of a business combination.

Development costs include engineering and metallurgical studies, drilling and related costs to delineate an ore body, removal of overburden to initially expose an ore body at open pit surface mines (“pre-stripping”), and building access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are charged to operations as Advanced Projects in the year incurred until an economically viable deposit has been delineated, after which the costs are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately for each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

During the production phase of a mine, costs incurred to provide access to reserves and resources that will be produced in future periods that would not have otherwise been accessible are capitalized and included in the carrying amount of the related mineral property interest.

Drilling and related costs are capitalized for an ore body where an economically viable deposit exists and the activities are directed at obtaining additional information, providing greater definition of the ore body, or converting non-reserve mineralization to proven and/or probable reserves if the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred as Exploration or Advanced Projects. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable reserves. Drilling costs incurred for the purpose of operational ore control during the production stage, rather than for obtaining additional information about the ore body, are allocated to inventory costs and then expensed as a component of production costs applicable to sales once revenue from the sale of inventory is realized.

Mineral property interests are amortized upon commencement of production on a unit-of-production basis over proven and probable reserves. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs is charged to expense based on the most appropriate method, which includes the straight-line method and the units-of-production method over the total estimated production over the life of the mine, as determined by internal mine plans.

Plant and equipment: For properties where the Company has established economically viable deposits, expenditures for plant and equipment or that extend the useful lives of existing plant and equipment are capitalized and recorded at cost. The cost capitalized for plant and equipment includes borrowing costs incurred that are attributable to qualifying plant and equipment. Plant and equipment are depreciated using the straight-line method over the estimated productive life of the asset.

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

For properties where the Company has not established economically viable deposits, substantially all costs, including design, engineering, construction, and installation of equipment, are expensed as incurred, unless the equipment has alternative uses, significant salvage value, or probable future benefit, in which case the equipment is capitalized at cost.

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

Reclamation and Remediation Liabilities:

Provisions for environmental rehabilitation are made in respect of the estimated future costs of closure and restoration and rehabilitation costs (which include the dismantling and demolition of infrastructure, removal of residual materials and remediation of disturbed areas) in the accounting period when the related environmental disturbance occurs. The associated asset retirement costs, including periodic adjustments, if any, are capitalized as part of the carrying amount of the long-lived asset when proven or probable reserves exist or if they relate to an acquired mineral property interest; otherwise, the costs are charged to operations. Periodic accretion is recorded to reclamation and remediation liabilities and charged to operations.

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

Foreign Currency:

The functional currency for the Company’s operations is the U.S. dollar. All monetary assets and liabilities denominated in a currency that is not the U.S. dollar are translated at current exchange rates at each Consolidated Balance Sheet date, and the resulting adjustments are included in a separate line item under other income (expense). Revenues and expenses in foreign currencies are translated at the average monthly exchange rates for the corresponding period.

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

Loans and Borrowings:

Borrowings are recognized initially at fair value, net of financing costs incurred, and subsequently measured at amortized cost. Any difference between the amounts originally received and the redemption value of the debt is recognized in the Statement of Operations over the period to maturity using the effective interest method. Borrowing costs directly attributable to the acquisition, construction, or production of a qualifying asset (i.e., an asset that necessarily takes a substantial period of time to get ready for its intended use or sale) are capitalized as part of the cost of the asset. All other borrowing costs are expensed in the period they occur.

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

Loans and borrowings: Borrowings are recognized initially at fair value, net of financing costs incurred, and subsequently measured at amortized cost. Any difference between the amounts originally received and the redemption value of the debt is recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income over the period to maturity using the effective interest method. Fair Value of Financial Instruments:  Fair value accounting, as prescribed in ASC Section 820, utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described elow:

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

New Accounting Pronouncements Not Yet Adopted:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Amended guidance requires disclosure of additional income tax information on an annual basis, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early and retrospective adoption are permitted. The Company is currently evaluating the impact of adopting the ASU on financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Amended guidance requires more detailed disclosures about the nature of significant expenses included in the Statements of Operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early and retrospective adoption are permitted. The Company is currently evaluating the impact of adopting the ASU on financial statements and related disclosures.

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Mining is a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The chief operating decision-maker (“CODM”) is the executive leadership team of the Company. The CODM reviews operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level, by major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike, or by investee for those which are considered a reportable segment.  As a result, these operating segments also represent the Company’s reportable segments.

The CODM reviews segment income or loss, defined as gold and silver sales less production costs applicable to sales, depreciation and depletion, advanced projects, and exploration costs and an allocation of other segment items for all segments except for the McEwen Copper and MSC segments, which are evaluated based on the attributable equity income or loss pickup. The CODM uses segment gross profit (loss) and profit (loss) before taxes, or income (loss) from equity method investments, to allocate resources (including employees, property, and financial or capital resources) for each segment. The CODM predominantly considers such measures in the annual budget and forecasting process. The CODM considers budget-to-actual variances for operating segments on a quarterly basis to support resource allocation and performance evaluation.

Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions. Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

The disclosed figures incorporate the amendments to ASC 280, Segment Reporting, as outlined in ASU 2023-07. These amendments were applied retroactively, with comparative figures recast to align with the current year's presentation.

Significant information relating to the Company’s reportable operating segments for the years presented is summarized in the tables below:

Year ended December 31, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$105,147	$67,808	$1,522	$—	$—	$174,477
Production costs applicable to sales (1)	(63,547)	(49,766)	—	—	—	(113,313)
Depreciation and depletion (1)	(12,657)	(17,572)	—	—	—	(30,229)
Gross profit	28,943	470	1,522	—	—	30,935

Advanced projects (1)	—	—	(7,152)	—	—	(7,152)
Exploration (1)	(8,420)	(8,126)	—	—	—	(16,546)
Income (loss) from equity method investments (2)	—	—	—	9,021	(46,977)	(37,956)
Other segment items (3)	(1,968)	334	(3,644)	—	—	(5,278)
Segment profit (loss)	$18,555	$(7,322)	$(9,274)	$9,021	$(46,977)	$(35,997)

Unallocated amounts:

Dilution gain from investments in McEwen Copper Inc. (Note 9)						5,777
General and administrative (4)						(13,303)
Depreciation (5)						(475)
Interest and other finance expense						(3,033)
Other income						292
Loss before income and mining taxes						$(46,739)

Capital expenditures	$17,789	$23,288	$2,018	$—	$—	$43,095

Year ended December 31, 2023	USA	Canada	Mexico	MSC	McEwen Copper (6)	Total
Revenue from gold and silver sales	$83,409	$81,295	$1,527	$—	$—	$166,231
Production costs applicable to sales (1)	(67,335)	(51,895)	—	—	—	(119,230)
Depreciation and depletion (1)	(7,130)	(22,091)	—	—	—	(29,221)
Gross profit	8,944	7,309	1,527	—	—	17,780

Advanced projects (1)	—	—	(6,292)	—	(76,345)	(82,637)
Exploration (1)	(6,225)	(13,556)	—	—	(386)	(20,167)
Income (loss) from equity method investments (2)	—	—	—	62	(57,821)	(57,759)
Other segment items (3)	(1,891)	(220)	(5,002)	—	7,484	371
Segment profit (loss)	$828	$(6,467)	$(9,767)	$62	$(127,068)	$(142,412)

Unallocated amounts:

Gain on deconsolidation of McEwen Copper Inc.						222,157
General and administrative (4)						(7,335)
Depreciation (5)						(510)
Interest and other finance expense						(5,598)
Other income						734
Profit before income and mining taxes						$67,036

Capital expenditures	$9,028	$9,131	$1,258	$—	$6,781	$26,198

Year ended December 31, 2022	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$47,926	$60,848	$1,643	$—	$—	$110,417
Production costs applicable to sales (1)	(43,500)	(36,845)	(10,915)	—	—	(91,260)
Depreciation and depletion (1)	(4,737)	(14,964)	—	—	—	(19,701)
Gross (loss) profit	(311)	9,039	(9,272)	—	—	(544)

Advanced projects (1)	(52)	(1,206)	(4,322)	—	(61,148)	(66,728)
Exploration (1)	(4,828)	(9,443)	(2)	—	(700)	(14,973)
Income from equity method investments (2)	—	—	—	2,776	—	2,776
Other segment items (3)	(1,823)	(546)	(1,513)	—	14,461	10,579
Segment profit (loss)	$(7,014)	$(2,156)	$(15,109)	$2,776	$(47,387)	$(68,890)

Unallocated amounts:

General and administrative (4)						(4,111)
Depreciation (5)						(497)
Interest and other finance expense						(6,497)
Other expense						(293)
Loss before income and mining taxes						$(80,288)

Capital expenditures	$5,374	$15,317	$2,800	$—	$2,743	$26,234

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of MSC on a 100% basis are presented in Note 9 – Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest (other than on long-term debt)
e.	Other (income) expenses
f.	Foreign currency loss (gain)
(4)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(5)	Depreciation is attributable to corporate assets and other non-productive assets.
(6)	Includes the consolidated results for McEwen Copper for the period from January 1, 2023 to October 10, 2023 and the loss from the equity-accounted investment for the period from October 11, 2023 to December 31, 2023.

Geographic Information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Non-current Assets		Revenue (1)
	December 31,	December 31,	Year ended December 31,
	2024	2023	2024	2023	2022
USA	$100,488	$71,234	$105,147	$83,409	$47,926
Canada	89,822	83,674	67,808	81,295	60,848
Mexico	32,320	30,304	1,522	1,527	1,643
Argentina (2)(3)	400,801	419,366	—	—	—
Total Consolidated	$623,431	$604,578	$174,477	$166,231	$110,417

(1)	Presented based on the location from which the product originated.
(2)	Includes investment in MSC of $101.9 million as of December 31, 2024 (December 31, 2023 - $93.2 million).
(3)	Includes investment in McEwen Copper of $298.9 million as of December 31, 2024 (December 31, 2023 - $326.1 million).

As gold and silver can be sold through numerous gold and silver markets worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The following is a summary of revenue from gold and silver sales for significant customers for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Asahi Refining Inc.	$112,298	$24,639	$57,835
Auramet International LLC (“Auramet”)	56,869	136,911	50,580
Other	5,310	4,681	2,002
Revenue from gold and silver sales	$174,477	$166,231	$110,417

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents and restricted cash held in CAD	$1,501	$16,288
Cash and cash equivalents and restricted cash held in USD	15,578	10,578
Cash and cash equivalents held in other currencies	385	644
Total cash and cash equivalents and restricted cash	$17,464	$27,510

NOTE 5 MARKETABLE SECURITIES

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly traded companies. The following is a summary of the activity in investments for the years ended December 31, 2024, 2023 and 2022:

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	(loss) gain on	December 31,
	2023	year	year	securities held	2024
Marketable securities	$1,743	$243	$(778)	$(2)	$1,206
Warrants	—	123	—	288	411
Total marketable securities	$1,743	$366	$(778)	$286	$1,617

	As at	Additions/	Disposals/	Unrealized	McEwen	As at
	December 31,	transfers during	transfers during	gain on	Copper	December 31,
	2022	year	year	securities held	deconsolidation	2023
Marketable securities	$1,133	$34,157	$—	$10,684	$(44,231)	$1,743
Warrants	162	—	(162)	—	—	—
Total marketable securities	$1,295	$34,157	$(162)	$10,684	$(44,231)	$1,743

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	loss on	December 31,
	2021	year	year	securities held	2022
Marketable equity securities	$1,644	$—	$—	$(511)	$1,133
Warrants	162	—	—	—	162
Total investments	$1,806	$—	$—	$(511)	$1,295

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

Receivables, prepaids and other current assets as at December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Government sales tax receivable	$3,918	$2,511
Prepaids and other assets	3,568	3,067
Receivables, prepaids and other current assets	$7,486	$5,578

As at December 31, 2024, the $3.9 million balance of government sales tax receivable included $2.5 million of HST receivable attributable to the Canadian operations (December 31, 2023 – $1.3 million). The timing of receipt of these funds is uncertain due to ongoing review conducted by local tax authorities.

In Mexico, Argentina, and Canada, sales taxes are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.

NOTE 7 INVENTORIES

Inventories at December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Material on leach pads	$13,453	$11,963
In-process inventory	2,551	4,067
Stockpiles	1,112	5,939
Precious metals	2,312	1,955
Materials and supplies	6,517	6,120
	$25,945	$30,044
Less: long-term portion	(7,834)	(10,100)
Current portion	$18,111	$19,944

During the year ended December 31, 2024, the Company incurred $1.8 million and $0.7 million in inventory write-downs to net realizable value at the Fox Complex and Gold Bar mine, respectively. Of these write-downs, a total of $2.1 million was included in production costs applicable to sales and $0.4 million was included in depreciation and depletion in the Statement of Operations. During the year ended December 31, 2023, the Company incurred $1.0 million and $2.8 million in inventory write-downs at the Fox Complex and Gold Bar mine, respectively. Of these write-downs, a total of $3.0 million was included in production costs applicable to sales and $0.8 million was included in depreciation and depletion in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Mineral property interests, cost	$264,495	$207,601
Less: accumulated depletion	(98,752)	(80,004)
Mineral property interests, carrying value	$165,743	$127,597

Plant and equipment, cost
Land	$12,884	$18,043
Construction in progress	30,151	6,963
Plant and equipment	73,633	79,972
Subtotal	$116,668	$104,978
Less: accumulated depreciation	(71,489)	(62,625)
Plant and equipment, carrying value	$45,179	$42,353

Mineral property interests and plant and equipment, carrying value	$210,922	$169,950

Mineral property interest carrying value at December 31, 2024 and 2023 includes the following:

Name of Property/Complex	State/Province	Country	2024	2023
Fox Complex, other than Lexam	Ontario	Canada	$37,015	$32,519
Lexam Properties	Ontario	Canada	42,320	41,595
Gold Bar Mine	Nevada	United States	20,566	11,031
Tonkin Properties	Nevada	United States	5,623	4,602
Elder Creek Exploration Property - 1.25% NSR	Nevada	United States	150	150
Lookout Mountain Project	Nevada	United States	22,369	—
Los Azules Copper Project - 1.25% NSR	San Juan	Argentina	28,821	28,821
Fenix Project Properties	Sinaloa	Mexico	8,879	8,879
Total mineral property interests			$165,743	$127,597

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

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the years ended December 31, 2024 and 2023, no impairment has been noted for any of the Company’s mineral property interests.

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

Equity Method Investment in McEwen Copper

In October 2023, McEwen Copper closed on financings with FCA Argentina S.A., an Argentinian subsidiary of Stellantis N.V., and Nuton LLC, a Rio Tinto Venture (“Nuton”), issuing 1,900,000 common shares at ARS 42 billion and 152,615 common shares at $4.0 million, respectively. Additionally, the Company sold 232,000 common shares of McEwen Copper to Nuton for an aggregate purchase price of $6.0 million. Subsequent to the closing of the transactions above, the Company’s ownership decreased to 47.7%. As a result, the Company concluded it no longer controlled McEwen Copper and, accordingly, deconsolidated the entity with the effective date of October 10, 2023.

As a result of the deconsolidation, the carrying amount of the various assets, liabilities and non-controlling interest of McEwen Copper were derecognized. The material amounts deconsolidated were $45.7 million of cash and cash equivalents, $44.2 million of investments, $171.9 million of mineral property interests and plant and equipment, $7.9 million of accounts payable and accrued liabilities, and $86.8 million of non-controlling interest. There were no other material impacts to the Consolidated Balance Sheets resulting from deconsolidation of McEwen Copper.

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

On July 12, 2024, the Company and Mr. McEwen participated in the first tranche of private placement financing for McEwen Copper, purchasing 466,667 and 166,667 common shares, respectively, for a total investment of $14.0 million and $5.0 million, respectively. Following this transaction, the Company's ownership in McEwen Copper increased from 47.7% to 48.3%. Subsequently, on October 24, 2024, McEwen Copper completed the second tranche of its offering, raising $37.0 million, which included a $35.0 million investment from Nuton. As a result, the Company's ownership in McEwen Copper decreased from 48.3% to 46.4%. The decrease in ownership was accounted for as a notional disposition of shares, resulting in a $5.8 million dilution gain recognized in earnings.

A summary of the operating results for McEwen Copper for the year ended December 31, 2024, and for the period from October 10, 2023 to December 31, 2023, is as follows:

	Period ended December 31,
	2024	2023
McEwen Copper (100%)
Advanced projects	$(114,544)	$(36,475)
Other expenses	(6,196)	(4,684)
Foreign exchange gain (loss)	2,631	(99,338)
Interest and other income(1)	19,130	19,356
Loss before tax	$(98,979)	$(121,141)
Current and deferred taxes	—	—
Net loss	$(98,979)	$(121,141)
Portion attributable to McEwen Mining Inc.
Loss from investment in McEwen Copper	$(46,977)	$(57,821)

(1)	Interest and other income include gains on marketable securities and other finance-related income.

Changes in the Company’s investment in McEwen Copper for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31,
	2024	2023
Investment, beginning of year	$326,147	$—
Additional investment in McEwen Copper	14,000	—
Dilution gain	5,777	—
Deconsolidation of McEwen Copper	—	383,968
Attributable net loss from McEwen Copper	(46,977)	(57,821)
Investment, end of year	$298,947	$326,147

A summary of the key assets and liabilities of McEwen Copper as at December 31, 2024 and 2023, is as follows:

As at	December 31, 2024	December 31, 2023
Current assets	$34,067	$104,195
Total assets	$226,329	$281,353

Current liabilities	$(14,656)	$(23,988)
Total liabilities	$(14,856)	$(24,287)

As at December 31, 2024, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.7 million. This basis difference is attributable to equity-method goodwill and not amortized.

Equity Method Investment in MSC

A summary of the operating results of MSC for the years ended December 31, 2024, 2023, and 2022, is as follows:

	Year ended December 31,
	2024	2023	2022
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$310,411	$254,926	$254,698
Production costs applicable to sales	(215,065)	(177,234)	(182,195)
Depreciation and depletion	(51,188)	(58,935)	(32,200)
Gross profit	44,158	18,757	40,303
Exploration	(11,257)	(9,346)	(8,946)
Other expense(1)	(1,717)	(3,977)	(19,715)
Net income before tax	$31,184	$5,434	$11,642
Current and deferred tax (expense) recovery	(6,548)	3,051	1,221
Net income	$24,636	$8,485	$12,863

Portion attributable to McEwen Mining Inc.
Net income	$12,072	$4,157	$6,303
Amortization of fair value increments	(3,088)	(4,612)	(4,155)
Income tax recovery	37	517	628
Income from investment in MSC, net of amortization	$9,021	$62	$2,776

(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance-related expenses.

The income from investment in MSC attributable to the Company includes amortization of the fair value increments arising from the initial purchase price allocation and related income tax recovery. The income tax recovery reflects the impact of devaluation of the Argentine peso against the U.S. dollar on the peso-denominated deferred tax liability recognized at the time of acquisition, as well as income tax rate changes over the years.

Changes in the Company’s investment in MSC for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31,
	2024	2023
Investment, beginning of year	$93,218	$93,451
Attributable net income from MSC	12,072	4,157
Amortization of fair value increments	(3,088)	(4,612)
Income tax recovery	37	517
Dividend distribution received	(385)	(295)
Investment, end of year	$101,854	$93,218

A summary of the key assets and liabilities of MSC as at December 31, 2024 and 2023, is as follows:

As at	December 31, 2024	December 31, 2023
Current assets	$144,327	$101,572
Total assets	$233,003	$196,617

Current liabilities	$(57,373)	$(44,785)
Total liabilities	$(89,594)	$(77,742)

As at December 31, 2024, the Company's investment in MSC exceeded its proportionate share of the underlying net assets by $31.6 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit of production basis.

NOTE 10 LEASE LIABILITIES

The Company’s lease obligations include equipment, vehicles and office space. For further information on leased assets, refer to Note 8. Mineral Property Interests and Plant and Equipment. The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
Finance leases	$897	$1,117
Operating lease	1,214	349
Lease liabilities	$2,111	$1,466
Current portion	(788)	(978)
Long-term portion	$1,323	$488

Lease liabilities as at December 31, 2024 are recorded using weighted average discount rates of 6.58% and 6.30% for finance and operating leases, respectively, and have average remaining lease terms of one year. By comparison, as at December 31, 2023, lease liabilities were recorded at average rates of 5.05% and 7.36% for finance and operating leases, respectively, and had average remaining lease terms of two years.

During the year ended December 31, 2024, the Company recorded $0.8 million (December 31, 2023 – $2.7 million) in interest and other finance costs related to leases. A breakdown of the lease-related costs for the years ended December 31, 2024 and 2023, is as follows:

	Year ended December 31,
	2024	2023
Finance leases:
Amortization of ROU assets	$740	$2,606
Interest expense	78	132
Total	$818	$2,738

Operating lease:
Rent expense	$43	$72

Minimum undiscounted lease payments as at December 31, 2024 are as follows:

	Payments due by period
	2025	2026	2027	2028	2029	Total

	(in thousands)
Operating lease obligation	$431	$256	$262	$275	$183	$1,407
Finance lease obligations	542	525	45	—	—	1,112
Total minimum lease payments	$973	$781	$307	$275	$183	$2,519
Less: Imputed interest						(408)
Total						$2,111

NOTE 11 LONG-TERM DEBT

On August 10, 2018, the Company finalized a $50.0 million senior secured three-year term loan. Interest on the loan accrued at the rate of 9.75% per annum with interest due monthly and was secured by a lien on certain of the Company’s and its subsidiaries’ assets.

On June 25, 2020, the Company entered into an Amended and Restated Credit Agreement (“ARCA”), which refinanced the outstanding $50.0 million loan and revised the required scheduled repayments and working capital maintenance requirements, in addition to the following:

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

On March 31, 2022, further amendments were made to the ARCA, which refinanced the outstanding $50.0 million loan and revised the required scheduled repayments and working capital maintenance requirements, in addition to the following:

●	The Company issued shares of common stock valued at $0.5 million to the unaffiliated lender as consideration for the maintenance, continuation, and extension of the maturity date of the loan. The value of the shares plus the unamortized costs of the original term loan are being amortized over the modified term of the loan.

On March 31, 2022, the Company issued a $15.0 million unsecured subordinated promissory note to a company controlled by Robert R. McEwen, the Chairman and Chief Executive Officer of the Company (“Promissory Note”). The Promissory Note was payable in full on or before September 25, 2025, and interest was payable monthly at a rate of 8% per annum. The promissory note was subordinated to the ARCA facility.

On May 19, 2023, the Company repaid outstanding amounts to Sprott of $25.0 million in principal. Subsequently, further amendments were made to the ARCA effective May 23, 2023, which included the following revisions:

●	Sprott was removed as the administrative agent and lender. An affiliate of Robert R. McEwen remained as a lender and replaced Sprott as the administrative agent.

●	An affiliate of Robert R. McEwen added the $15.0 million outstanding under its unsecured promissory note with the Company dated March 31, 2022, as an advance under the ARCA, forming a loan of $40.0 million with interest payable monthly at a rate of 9.75% per annum. Concurrently, the Promissory Note was cancelled.

●	Scheduled repayments of principal under the ARCA were extended by 18 months compared with the Second Amended and Restated Credit Agreement. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2025, and will continue for 18 months, followed by a final principal payment of $21.0 million and any accrued interest on August 31, 2026. The remaining principal terms of the original agreement remained unchanged.

Subsequent to year-end, on January 31, 2025, further amendments were made to the ARCA, which refinanced the outstanding $40.0 million loan and included the following revisions:

●	Scheduled repayments of principal under the ARCA were extended by 24 months. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2027, with the remaining outstanding principal repayment on August 31, 2028.
●	The Company is required to issue shares of common stock with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025 to an affiliate of Robert R. McEwen as consideration for the maintenance, continuation, and extension of the maturity date of the loan.
●	The Company is permitted to incur up to $110.0 million in principal borrowings under unsecured convertible senior notes due 2030.

On February 11, 2025, subsequent to the amendment of the ARCA on January 31, 2025, the Company issued convertible debt with net proceeds of $110.0 million. Refer to Note 22. Subsequent Events for further information. The issuance of convertible debt supports the Company’s ability and intention to refinance current liabilities on a long-term basis as of year-end. The Company reclassified the $12.0 million current portion of long-term debt to non-current liabilities as of December 31, 2024.

Following the issuance of convertible debt, on February 21, 2025, the Company voluntarily repaid $20.0 million in principal under the ARCA.

A reconciliation of the Company’s long-term debt for the years ended December 31, 2024 and 2023, is as follows:

	Year ended December 31,
	2024	2023
Balance, beginning of year	$40,000	$63,979
Principal repayment on debt	—	(25,000)
Interest expense	3,911	5,749
Interest payments	(3,911)	(4,728)
Balance, end of year	$40,000	$40,000
Less: current portion	—	—
Long-term portion	$40,000	$40,000

NOTE 12 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at December  31, 2024, the asset retirement obligation balances at the properties subject to these obligations were $22.4 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $16.7 million at the Fox Complex and $7.0 million at the El Gallo mine in Mexico (December 31, 2023 – $20.6 million, $14.4 million and $8.0 million, respectively).

A reconciliation of the Company’s reclamation and remediation liabilities for the years ended December 31, 2024 and 2023, is as follows:

	Year ended December 31,
	2024	2023
Reclamation and remediation liabilities, beginning balance	$43,021	$41,846
Acquisitions and divestitures	256	—
Settlements	(740)	(1,358)
Accretion of liability	2,757	2,536
Revisions to estimates and discount rate	1,959	(300)
Foreign exchange revaluation	(1,190)	297
Reclamation and remediation liabilities, ending balance	$46,063	$43,021
Less: current portion	4,988	3,105
Long-term portion	$41,075	$39,916

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

Equity Issuances

Flow-through Shares Issuance – Canadian Exploration Expenses (“CEE”)

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

On June 14, 2024, the Company issued 643,000 flow-through common shares priced at $15.45 per share for gross proceeds of $10.0 million. The proceeds of this offering are expected to be used for the ongoing exploration of the Fox Complex. The total issuance costs related to the issuance of the flow-through shares were $0.7 million, which were accounted for as a reduction to the value of the common shares. The net proceeds of $9.3 million were allocated between the sale of tax benefits in the amount of $3.3 million and sale of common shares in the amount of $6.0 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of December 31, 2024, the Company incurred a total of $7.9 million in eligible CEE (December 31, 2023 – $13.5 million). The Company has met its CEE commitments from the December 2023 issuance in 2024. The remaining CEE commitments from the June 2024 issuance are expected to be fulfilled by the end of 2025.

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

On June 14, 2024, the Company issued 890,000 flow-through common shares priced at $13.40 per share for gross proceeds of $11.9 million. The proceeds of this offering are expected to be used for the ongoing development of the Fox Complex. The total issuance costs related to the issuance of the flow-through shares were $0.8 million, which were accounted for as a reduction to the value of the common shares. The net proceeds of $11.1 million were allocated between the sale of tax benefits in the amount of $2.7 million and sale of common shares in the amount of $8.4 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of December 31, 2024, the Company incurred a total of $9.5 million in eligible CDE (December 31, 2023 – $nil). The Company has met its CDE commitments from the December 2023 issuance in 2024. The remaining CDE commitments from the June 2024 issuance are expected to be fulfilled by the end of 2025.

Shares Issued in Timberline Acquisition

On August 19, 2024, the Company acquired Timberline Resources Corporation (“Timberline”). Pursuant to the Agreement and Plan of Merger, the Company issued 1,839,306 common shares with a fair value of $18.3 million and 205,349 warrants valued at $0.9 million. The fair value of instruments was included in the cost of acquired assets, as described in Note 20.

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

Stock-based Compensation

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (the “Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors. The number of shares of common stock reserved for issuance thereunder is 3.0 million shares, including shares issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code, which provides potential tax benefits to the recipients compared to non-qualified options.

As of December 31, 2024, 832,614 options were outstanding under the plan (December 31, 2023 – 1,011,170).

The following table summarizes information about stock options outstanding under the Plan at December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

	(in thousands, except per share and year data)
Balance at December 31, 2021	617	$13.43	4.2	$53
Forfeited	(159)	12.27	—	2
Expired	(10)	28.70	—	—
Balance at December 31, 2022	448	$13.43	2.6	$—
Granted	630	7.22	—	—
Forfeited	(67)	11.45	—	3
Balance at December 31, 2023	1,011	$9.69	3.0	$61
Exercised	(8)	7.10	—	6
Forfeited	(75)	10.56	—	49
Expired	(95)	16.70	—	—
Balance at December 31, 2024	833	$8.84	2.7	$352
Exercisable at December 31, 2024	448	$10.23	2.0	$115

Stock options have been granted to key employees, directors and consultants under the Plan. Options to purchase shares under the Plan were granted with an exercise price at or above the market value of the common stock as of the date of the grant. No stock options were granted during the year ended December 31, 2024. During the year ended December 31, 2023, the Company granted stock options to certain employees and directors for an aggregate of 0.6 million shares of common stock at a weighted average exercise price of $7.22 per share. The options vest equally over a three-year period if the individuals remain affiliated with the Company and are exercisable for a period of five years from the date of grant.

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2024	2023	2022
Risk-free interest rate	—	4.44%	—
Dividend yield	—	0.00%	—
Volatility factor of the expected market price of common stock	—	67%	—
Weighted-average expected life of option	—	3 years	—
Weighted-average grant date fair value	—	$3.36	—

During the year ended December 31, 2024, the Company recorded stock option expense of $0.9 million (December 31, 2023 – $0.3 million, and December 31, 2022 – $0.3 million) while the corresponding fair value of awards vesting in the year was $0.7 million (December 31, 2023 – $0.4 million, and December 31, 2022 – $0.8 million).

As of December 31, 2024, there was $1.3 million (December 31, 2023 – $1.9 million, and December 31, 2022 – $0.1 million) of unrecognized compensation expense related to 0.4 million unvested stock options outstanding (December 31, 2023 – 0.6 million, and December 31, 2022 – 0.4 million). This cost is expected to be recognized over a weighted-average period of approximately 1.3 years (2023 – 1.5 years, 2022 – 0.9 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2024, for the Company’s Plan and the replacement options from the acquisition of Lexam:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(in thousands, except per share amounts)
Non-vested balance at December 31, 2023	623	$3.39
Forfeited	(27)	$3.36
Vested	(211)	$3.43
Non-vested balance at December 31, 2024	385	$3.37

Restricted Stock Units

The following table summarizes information about Restricted Stock Units (“RSUs”) under the Plan for the years ended December 31, 2024, 2023 and 2022:

Number of Shares
(in thousands)
Balance at December 31, 2021	—
Granted	—
Vested and issued	—
Balance at December 31, 2022	—
Granted	109
Vested and issued	(80)
Balance at December 31, 2023	29
Granted	258
Vested and issued	(273)
Balance at December 31, 2024	14

The Company provides equity compensation in the form of RSUs to certain eligible employees. For the year ended December 31, 2024, 257,906 RSU awards were granted. The related compensation expense recognized during 2024 was $2.3 million (December 31, 2023 – $0.6 million, and December 31, 2022 – $nil).

NOTE 14 NET (LOSS) INCOME PER SHARE

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

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net income (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022

Net (loss) income	$(43,691)	$55,299	$(81,075)

Weighted average common shares outstanding	51,021	47,544	47,427
Diluted shares outstanding	51,021	47,544	47,427

Net (loss) income per share - basic and diluted	$(0.86)	$1.16	$(1.71)

For the years ended December 31, 2024, and 2022, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share. For the year ended December 31, 2023, the outstanding options for which the average market price during the year exceeded the exercise price were anti-dilutive under the treasury stock method and, therefore, not included in the calculation of diluted income per share.

NOTE 15 RELATED PARTY TRANSACTIONS

The Company incurred the following expense in respect to the related party outlined below during the years presented:

	Year ended December 31,
	2024	2023	2022
REVlaw	$154	$194	$366

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	December 31, 2024	December 31, 2023
REVlaw	$30	$96

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	December 31, 2024	December 31, 2023
McEwen Copper Inc.	$286	$2,376

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. For the year ended December 31, 2024, the Company paid $3.9 million (December 31, 2023 – $3.8 million) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

On November 6, 2024, the Company participated in a private placement offering of units issued by Inventus Mining Corp., an affiliate of Robert R. McEwen, Perry Ing, Interim Chief Financial Officer, and Stefan M. Spears, Vice President – Corporate Development. The Company acquired 10 million units at a price of $0.03 per unit, for a total investment of $0.3 million. Each unit comprised one common share and one share purchase warrant.

NOTE 16 FAIR VALUE ACCOUNTING

As required by accounting guidance, certain assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables identify the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2024 and 2023, as reported in the Consolidated Balance Sheets:

	Fair value as at December 31, 2024			Fair value as at December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Marketable securities	$1,206	$—	$1,206	$1,743	$—	$1,743
Warrants	—	411	411	—	—	—
Total marketable securities	$1,206	$411	$1,617	$1,743	$—	$1,743

The Company’s investments as at December 31, 2024 mainly consist of marketable equity securities, which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

Warrants consist of stock-purchase warrants for public issuers. These warrants are classified within Level 2 of the fair value hierarchy. Their estimated fair value was determined using the Black-Scholes option pricing model and inputs from observable market data.

Long-term debt is recorded at a carrying value of $40.0 million (December 31, 2023 – $40.0 million). The debt is not traded on quoted markets and approximates its fair value based on current market bond yields.

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 17 COMMITMENTS AND CONTINGENCIES

The following are minimum commitments of the Company as at December 31, 2024, and related payments due over the following five years:

		Payments due by period
	2025	2026	2027	2028	Thereafter	Total
Mining and surface rights	$1,711	$1,705	$1,669	$536	$539	$6,160
Reclamation costs(1)	4,556	5,748	11,342	9,174	26,646	57,466
Lease obligations (Note 10)	973	781	307	275	183	2,519
Total	$7,240	$8,234	$13,318	$9,985	$27,368	$66,145

(1)	Amounts presented represent the undiscounted uninflated future payments.

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $34.0 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $10.8 million (C$15.6 million) in Canada with respect to the Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash. The Company has a surety facility in place to cover all its bonding obligations. The terms of the facility carry an average annual financing fee of 2.4% and require a deposit of 7.2%. Surety bonds are available for drawdown by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2024, the Company recorded $3.8 million in restricted cash as a deposit against the surety facility (December 31, 2023 – $4.5 million).

Streaming Agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (the “streaming contract”) related to production, if any, from certain claims. Under the streaming contract, the Company is obligated to sell 8% of gold production from the Black Fox mine and 6.3% from the adjoining Pike River property to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During the year ended December 31, 2024, the realized gold price from the streaming agreement was $601 per ounce (December 31, 2023 – $589 per ounce).

The Company records revenue on these shipments based on the contract price at the time of delivery to the customer.  During the year ended December 31, 2024, the Company recorded revenue of $1.5 million (December 31, 2023 – $2.0 million) related to gold stream sales.

Flow-through Eligible Expenses

On December 14, 2023, the Company completed a flow-through share issuance for gross proceeds of $16.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company has fulfilled its remaining CEE and CDE obligations in 2024 (Note 13).

On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.9 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company expects to fulfill its CEE and CDE obligations from its latest funding round by the end of 2025.

Prepayment Agreement

In May 2024, the Company extended the existing precious metals purchase agreement with Auramet. Under this agreement, the Company may sell the gold on a spot basis, on a forward basis and on a supplier advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	being refined at a refinery.

Subsequent to December 31, 2024, the Company extended its precious metals purchase agreement for a one year period.

During the year ended December 31, 2024, the Company received net proceeds of $8.4 million from the sales on a supplier advance basis. The Company recorded revenue of $4.9 million related to the gold sales, with the remaining $3.5 million representing 1,335 ounces pledged but not yet delivered to Auramet recorded as a contract liability on the Consolidated Balance Sheets.

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

The Company and its predecessors have transferred their interest in several mining properties to third parties throughout its history, and has also purchased several interests in mining properties from other third parties. The Company could remain potentially liable for environmental enforcement actions related to its current or prior ownership of such properties.  However, the Company has no reasonable belief that any violation of relevant environmental laws or regulations has occurred regarding these transferred properties.

NOTE 18 OTHER INCOME (EXPENSE)

The following is a summary of other income (expense) for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Unrealized and realized gain (loss) on investments	$433	$20,462	$(511)
Foreign currency gain on Blue Chip Swap	—	7,993	19,772
Foreign currency gain (loss)	1,459	(59,503)	4,030
Other income (expense)	759	1,072	(353)
Total other income (expense)	$2,651	$(29,976)	$22,938

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

For the year ended December 31, 2023, the Company completed two Blue Chip Swap transactions to transfer funds from its Canadian USD bank account to Argentina (December 31, 2022 – eleven transactions). These funds are intended to be used for the continued development of the Los Azules Copper project. For the year ended December 31, 2023, the Company realized net gains of $7.6 million comprised of foreign currency gains of $8.0 million and realized losses on investments of $0.4 million. For the year ended December 31, 2022, the Company realized net gains of $18.8 million comprising foreign currency gains of $19.8 million and realized losses on investments of $1.0 million including the impact of fees and commissions. No similar transactions occurred in 2024.

NOTE 19 INCOME AND MINING TAXES

The Company’s income and mining tax (recovery) expense consisted of:

	Year ended December 31,
	2024	2023	2022
United States	$2,073	$971	$—
Foreign	2,231	(4,107)	7,662
Current tax (recovery) expense	$4,304	$(3,136)	$7,662

United States	$(195)	$—	$—
Foreign	(7,157)	36,995	(1,856)
Deferred tax (recovery) expense	$(7,352)	$36,995	$(1,856)

United States	$1,878	$971	$—
Foreign	(4,926)	32,888	5,806
Total income and mining tax (recovery) expense	$(3,048)	$33,859	$5,806

The Company’s (loss) income before income and mining tax consisted of:

	Year ended December 31,
	2024	2023	2022
United States	$6,130	$(7,702)	$(20,618)
Foreign	(52,869)	74,738	(59,670)
(Loss) income before income and mining taxes	$(46,739)	$67,036	$(80,288)

A reconciliation of the tax provision for 2024, 2023 and 2022 at statutory U.S. Federal and State income tax rates to the actual tax provision recorded in the consolidated financial statements is computed as follows:

	Year ended December 31,
Expected tax expense at	2024	2023	2022
(Loss) income before income and mining taxes	$(46,739)	$67,036	$(80,288)
Statutory tax rate	21%	21%	21%
US Federal and State tax (recovery) expense at statutory rate	(9,815)	14,078	(16,860)
Reconciling items:
Equity loss (income) from investments	10,555	15,310	(583)
Deconsolidation of McEwen Copper Inc.	—	(46,644)	—
Disposal of McEwen Copper Inc.'s shares	(1,531)	6,179	—
Deferred tax liability on investment in associate	—	38,340	—
Realized flow-through expenditures	4,017	3,570	2,169
Realized flow-through premium	(2,304)	(3,423)	(2,011)
Withholding tax	426	632	—
Adjustment for foreign tax rates	(3,746)	(13,769)	(8,384)
Permanent differences	(2,014)	9,909	9,353
Foreign exchange on translation of books	(4,157)	42	4,308
Losses expired	3,330	8,282	1,876
Proceeds received from sale of NSR	—	—	8,072
Adjustments in relation to prior years	367	(629)	7,760
Current and deferred mining tax liabilities	2,283	1,455	116
Movement in valuation allowance	(505)	821	(10)
Other	46	(294)	—
Income and mining tax (recovery) expense	$(3,048)	$33,859	$5,806

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2024 and 2023, respectively, are presented below:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$61,135	$57,983
Mineral properties	52,228	52,471
Other temporary differences	22,259	21,857
Total gross deferred tax assets	135,622	132,311
Less: valuation allowance	(132,396)	(130,002)
Net deferred tax assets	$3,226	$2,309
Deferred tax liabilities:
Acquired mineral property interests	(3,928)	(2,895)
Other taxable temporary differences	(35,928)	(39,986)
Total deferred tax liabilities	$(39,856)	$(42,881)
Deferred income and mining tax liability	$(36,630)	$(40,572)

The Company reviews the measurement of its deferred tax assets at each Consolidated Balance Sheet date. On the basis of available information at December 31, 2024, the Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized.

The table below summarizes changes to the valuation allowance:

	Balance at			Balance at
For the year ended December 31,	beginning of year	Additions (1)	Deductions (2)	end of year
2024	$130,002	$2,780	$(386)	$132,396
2023	149,342	3,391	(22,731)	130,002
2022	149,921	6,600	(7,179)	149,342

(1)	The additions to valuation allowance mainly result from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes that do not meet the more-likely-than-not criterion for recognition of deferred tax assets.
(2)	The reductions to valuation allowance mainly result from release of valuation allowance in Canada and Argentina.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States (1)	Net operating losses	$199,400	2027-Unlimited
Mexico	Net operating losses	54,163	2025-2034
Canada (1)	Net operating losses	11,380	2026-2042
Argentina (1)	Net operating losses	503	2024-2028

(1)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups and, therefore, may be restricted in use to specific projects.

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico, and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2019 to 2024

Canada: 2015 to 2024

Mexico: 2018 to 2024

Argentina: 2018 to 2024

NOTE 20 TIMBERLINE ACQUISITION

On August 19, 2024, the Company completed the acquisition of Timberline. The acquisition of Timberline expands the Company’s existing portfolio of exploration-stage mineral property interests in Nevada. The Company acquired 100% of Timberline’s outstanding equity interests.

The transaction was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired was concentrated in mineral property interests. Timberline was considered a variable interest entity that was not a business due to insufficient equity at risk. The Company, as the primary beneficiary and accounting acquirer, consolidated Timberline on the acquisition date.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed on August 19, 2024:

Fair Value
August 19, 2024
Purchase price:
Cash and cash equivalents	$603
Prepaid and other current assets	64
Mineral property interests	22,369
Restrictive time deposits	529
Accounts payable and accrued liabilities	(477)
Asset retirement obligation	(256)
Deferred income tax liability	(1,106)
$21,726

NOTE 21 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2024, and 2023:

	Three months ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$41,228	$47,476	$52,250	$33,523
Gross profit	6,011	10,758	13,803	363
Net loss	(20,383)	(12,995)	(2,081)	(8,232)
Net loss per share:
Basic and diluted	$(0.41)	$(0.26)	$(0.04)	$(0.16)
Weighted average shares outstanding:
Basic and diluted	49,440	49,718	51,953	52,926

	Three months ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$34,752	$34,395	$38,404	$58,680
Gross profit (loss)	4,443	(3,468)	3,755	13,050
Net profit (loss)	(43,076)	(21,627)	(18,451)	138,453
Net profit (loss) per share:
Basic and diluted	$(0.91)	$(0.46)	$(0.39)	$2.89
Weighted average shares outstanding:
Basic and diluted	47,428	47,428	47,471	47,844

NOTE 22 SUBSEQUENT EVENTS

Restructuring of the Credit Facility

Effective January 31, 2025, the Company entered into an agreement to further amend the existing ARCA dated May 19, 2023. The amendment revises the commencement of payments from January 31, 2025 to January 31, 2027. The amendment requires the Company to issue common shares to the lender, amounting to 2% of the principal amount owed as of March  31, 2025.

Convertible Senior Notes

On February 11, 2025, the Company closed the offering of 5.25% Convertible Senior Notes due 2030 (the “Offering”). The Offering was conducted in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The aggregate principal amount of notes sold in the Offering was $110.0 million. The notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the notes were approximately $90.8 million after adjusting for $15.1 million of capped call costs, and $4.1 million of underwriting costs and other offering expenses. The Company used $20.0 million in proceeds from the Offering to partially repay a portion of its borrowings under its senior secured credit facility. The Company intends to use the remaining net proceeds to support its ongoing operations and strategic initiatives and for general corporate purposes.

Investments in Goliath Resources Limited

On March 10, 2025, the Company and Goliath Resources Limited (“Goliath Resources”) closed a non-brokered private placement, in which the Company acquired 5,181,347 units of Goliath Resources in exchange for 868,056 common shares of the Company. Each unit is comprised of one common share in the capital of Goliath Resources and one-half of one common share purchase warrant. Subsequent to closing, the Company owns approximately 4% of Goliath Resources.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[NONE]

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s internal control over financial reporting was not effective as of December 31, 2024. Specifically, the Company did not have a sufficient complement of human resources, resulting in deficiencies in the design and operation of its internal controls over income taxes, which were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on Page 92 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As previously reported, our management identified that, as a result of certain non-routine transactions, primarily the timing of the deconsolidation of McEwen Copper Inc., the Company did not have a sufficient complement of human resources. As a result, the design and operation of its internal controls associated with judgments pertaining to aspects of non-routine transactions and other less complex transactions within inventory, mineral properties, and income taxes were not sufficiently precise to ensure that conclusions were adequately analyzed, recorded, and disclosed. As a result, these deficiencies were determined to create a reasonable possibility that a material misstatement of the Company’s consolidated financial statements would not be prevented or detected on a timely basis as of December 31, 2023.

During the three months ended December 31, 2024, the Company completed the evaluation of its remediation of the material weakness associated with judgments pertaining to aspects of non-routine transactions and other less complex transactions within inventory and mineral properties described above and concluded the material weakness was remediated. These actions included added layers of review concerning its control procedures related to its transactions within inventory and mineral properties, and non-routine transactions, including by adding human resources and engaging the assistance of third-party resources. Management supervised the evaluation of the remediation actions implemented by the Company, including evaluating the design and testing the operating effectiveness of the controls addressing the material weakness. The Company completed its evaluation of the impact of these actions and concluded that this material weakness associated with judgments pertaining to aspects of non-routine transactions, and other less complex transactions within inventory and mineral properties was remediated.

Status of Management’s Remediation Plan

The Company remediated the material weakness associated with non-routine transactions and other less complex transactions within inventory and mineral properties as discussed above under “Changes to Internal Control Over Financial Reporting” as of December 31, 2024. The Company is in the process of remediating other control deficiencies related to income taxes. Management, with the assistance of external and internal specialists, has continued reviewing and revising its ICFR, and remains committed to implementing changes to its internal control over financial reporting in an effort to ensure that the control deficiencies that contributed to the remaining material weakness are remediated in fiscal 2025.

In order to remediate the remaining material weakness, the Company is in the process of continuing to redesign its control procedures related to income taxes and is considering adding personnel resources to its staff complement and/or engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts.

Senior management has discussed the remaining material weakness with the Audit Committee which will continue to review progress on these remediation activities. While we believe these actions will contribute to the remediation of the material weakness, we have not yet completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. Until the remediation steps set forth above are fully designed, implemented and operate for a sufficient period of time such that they can be concluded to be operating effectively, the remaining material weakness described above will not be considered remediated. No assurance can be provided at this time that the actions and remediation efforts will effectively remediate the remaining material weakness described above or prevent the incidence of other material weaknesses in the Company’s ICFR in the future.

ITEM 9B. OTHER INFORMATION

Information Required by Item 408(a) of Regulation S-K: During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2025.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed or furnished (except where otherwise indicated) as part of this report:

2.1

Agreement and Plan of Merger, dated as of April 16, 2024, by and among McEwen Mining Inc., Lookout Merger Sub, Inc. and Timberline Resources Corporation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 17, 2024, Exhibit 2.1, File No. 001-33190).

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

10.6

Articles of Amendment to the Third Amended and Restated Credit Agreement among McEwen Mining Inc. and Evanachan Limited, dated as of January 31, 2025 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on February 06, 2025, Exhibit 10.1, File No. 001-33190).

10.7

Indenture between McEwen Mining Inc. and US Bank Trust Company, National Association, dated as of February 11, 2025 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on February 11, 2025, Exhibit 4.1, File No. 001-33190).

10.8	Form of Voting and Support Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 18, 2024, Exhibit 99.1, File No. 001-33190).
10.9

Promissory Note by Timberline Resources Corporation in favor of McEwen Mining Inc., dated as of April 16, 2024 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 18, 2024, Exhibit 99.2, File No. 001-33190).

10.10	McEwen Mining Inc. 2024 Equity and Incentive Plan (incorporated by reference from the Definitive Proxy Statement on Form Schedule 14A filed with the SEC on May 17, 2024, Annex A, File No. 001-33190).

10.11

Placement Agency Agreement, dated as of May 28, 2024, by and among the Company, Cantor Fitzgerald Canada Corporation, Cantor Fitzgerald & Co., A.G.P./Alliance Global Partners, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 31, 2024, Exhibit 10.1, File No. 001-33190).

10.12

Form of Canadian Exploration Expense Subscription and Renunciation Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 14, 2024, Exhibit 10.1, File No. 001-33190).

10.13

Form of Subscription Agreement between McEwen Copper Inc. and U.S. residents (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 18, 2024, Exhibit 99.2, File No. 001-33190).

10.14	Form of Capped Call Confirmation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 11, 2025, Exhibit 10.1, File No. 001-33190).
19+	Insider Trading Policy
21+	List of subsidiaries of the Company
22+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.1+	Consent of Luke Willis
23.2+	Consent of Channa Kumarage
23.3+	Consent of Sean Farrell
23.4+	Consent of Rob Glover
23.5+	Consent of Carson Cybolsky
23.6+	Consent of Ryan Cox
23.7+	Consent of Dave Tyler
23.8+	Consent of Michael C. Bauman
23.9+	Consent of Benjamin Bermudez
23.10+	Consent of Kevin W. Kunkel
23.11+	Consent of Independent Mining Consultants Inc.
23.12+	Consent of Forte Dynamics
23.13+	Consent of Dave Tyler, Sme-Rm
23.14+	Consent of Stantec Consulting International Ltd.
23.15+	Consent of Samuel Engineering Inc.
23.16+	Consent of Knight Piesold Ltd.
23.17+	Consent of SRK Consulting UK Limited
23.18+	Consent of Mining Plus US Corporation
23.19+	Consent of P&E Mining Consultants Inc.
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95+	Mine safety disclosure
96+	Updated Technical Report Summary for Fox Complex
97+	Clawback policy disclosure
101 SCH	Inline XRBL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Filed or furnished with this report

ITEM 16. FORM 10-K SUMMARY

[NONE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 14, 2025		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Robert R. McEwen

/s/ PERRY ING	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2025
Perry Ing

/s/ ALLEN V. AMBROSE	Director	March 14, 2025
Allen V. Ambrose

/s/ RICHARD W. BRISSENDEN	Director	March 14, 2025
Richard W. Brissenden

/s/ WILLIAM SHAVER	Director	March 14, 2025
William Shaver

/s/ IAN J. BALL	Director	March 14, 2025
Ian Ball

/s/ MERRI SANCHEZ	Director	March 14, 2025
Merri Sanchez

/s/ ROBIN DUNBAR	Director	March 14, 2025
Robin Dunbar

/s/ MICHELLE MAKORI	Director	March 14, 2025
Michelle Makori

/s/ NICOLAS DARVEAU	Director	March 14, 2025
Nicolas Darveau