Form 10-K/A
period 2024-12-31
McEwen Mining Inc.
filed 2025-05-02
CIK 314203

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

Auditor Name: Ernst & Young LLP      Auditor Location: Toronto, Canada          Auditor Firm ID: 1263

EXPLANATORY NOTE

McEwen Mining Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2025 (the “Original Filing”) to amend Item 15 of Part IV of the Original Filing, pursuant to Rule 3-09 of Regulation S-X, to include the financial statements and related notes of McEwen Copper Inc. (“McEwen Copper”), a significant equity investee in which the Company holds a 46.4% equity ownership interest. In addition, the Company is filing the consent of the independent auditors of McEwen Copper and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or IFRS Accounting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). McEwen Copper met the significant subsidiary test described above for the Company’s fiscal year ending December 31, 2024 and 2023, and accordingly, the Company has included in this Amendment the required Consolidated Statements of Financial Position as of December 31, 2024 and 2023, and the related Consolidated Statements of Profit or Loss and Other Comprehensive Income or Loss, Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2024 and 2023, and the accompanying Notes to the Financial Statements of McEwen Copper, prepared in accordance with IFRS. We caution readers that the McEwen Copper financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the McEwen Copper results presented as separate financial statements reported under IFRS.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing and Prior Amendment have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 14, 2025. Furthermore, readers are cautioned to review the reliability of information disclosure, contained in our Annual Report on Form 10-K, pertaining to the disclosure of McEwen Copper results.

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

21*	List of subsidiaries of the Company (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 14, 2025, Exhibit 21, File No. 001-33190)
23.1*

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference from the Annual Report Form 10-K filed with the SEC on March 14, 2025, Exhibit 22, File No. 001-33190).

23.19+	Consent of Independent Auditors.
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
99.1+	Audited Financial Statements of McEwen Copper Inc. for the years ended December 31, 2024 and 2023, with report of Independent Auditor.
95*	Mine safety disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2025, Exhibit 95, File No. 001-33190).
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
* Previously filed with or incorporated by reference in the original filing filed on March 14, 2025. + Filed or furnished with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: May 2, 2025		Perry Y. Ing, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4