Form 10-Q
period 2025-03-31
McEwen Mining Inc.
filed 2025-05-07
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 53,987,670 shares of common stock outstanding.

MCEWEN MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands of U.S. dollars, except per share)

	Three months ended March 31,
	2025	2024
Revenue from gold and silver sales	$35,696	$41,228
Production costs applicable to sales	(19,605)	(25,110)
Depreciation and depletion	(6,021)	(10,107)
Gross profit	10,070	6,011

OTHER OPERATING EXPENSES:
Advanced projects	(1,684)	(2,454)
Exploration	(3,681)	(3,871)
General and administrative	(3,369)	(4,073)
Loss from investment in McEwen Copper Inc. (Note 9)	(8,578)	(18,012)
Income from investment in Minera Santa Cruz S.A. (Note 9)	510	1,278
Depreciation	(150)	(171)
Reclamation and remediation (Note 11)	(758)	(690)
	(17,710)	(27,993)
Operating loss	(7,640)	(21,982)

OTHER INCOME (EXPENSE):
Interest and other finance expenses, net	(1,286)	(870)
Other income (expense) (Note 3)	1,577	(88)
Total other income (expense)	291	(958)
Loss before income and mining taxes	(7,349)	(22,940)
Income and mining tax recovery (Note 17)	1,079	2,557
Net loss after income and mining taxes	$(6,270)	$(20,383)

Net loss per share (Note 13):
Basic and diluted	$(0.12)	$(0.41)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	53,270	49,440

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$68,510	$13,692
Marketable securities (Note 5)	10,745	1,617
Receivables, prepaids and other current assets (Note 6)	5,363	7,486
Due from McEwen Copper Inc. (Note 14)	1,044	286
Inventories (Note 7)	20,737	18,111
Total current assets	106,399	41,192
Mineral property interests and plant and equipment, net (Note 8)	217,554	210,922
Investment in McEwen Copper Inc. (Note 9)	290,369	298,947
Investment in Minera Santa Cruz S.A. (Note 9)	100,118	101,854
Inventories (Note 7)	12,109	7,834
Restricted cash (Note 4)	3,946	3,772
Other assets	102	102
TOTAL ASSETS	$730,597	$664,623

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,004	$28,448
Reclamation and remediation liabilities (Note 11)	5,847	4,988
Contract liability (Note 16)	1,529	3,544
Flow-through share premium (Note 12)	3,957	5,447
Tax liabilities	6,152	4,478
Lease liabilities	766	788
Total current liabilities	45,255	47,693
Long-term debt (Note 10)	125,528	40,000
Reclamation and remediation liabilities (Note 11)	40,892	41,075
Deferred tax liabilities	35,203	36,630
Lease liabilities	1,202	1,323
Other liabilities	2,680	2,927
Total liabilities	$250,760	$169,648

Shareholders’ equity:
Common shares: 53,935 as at March 31, 2025 (in thousands) (Note 12)	$1,795,834	$1,804,702
Accumulated deficit	(1,315,997)	(1,309,727)
Total shareholders’ equity	479,837	494,975
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$730,597	$664,623

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended March 31, 2024	Shares	Amount	Deficit	Total
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$502,420
Stock-based compensation	—	464	—	464
Exercise of warrants	—	7	—	7
Net income (loss)	—	—	(20,383)	(20,383)
Balance, March 31, 2024	49,440	$1,768,927	$(1,286,419)	$482,508

Three months ended March 31, 2025
Balance, December 31, 2024	53,054	$1,804,702	$(1,309,727)	$494,975
Stock-based compensation	13	178	—	178
Investments in Goliath Resources Limited (Note 5)	868	6,068	—	6,068
Purchase of capped call options (Note 10)	—	(15,114)	—	(15,114)
Net loss	—	—	(6,270)	(6,270)
Balance, March 31, 2025	53,935	$1,795,834	$(1,315,997)	$479,837

The accompanying notes are an integral part of these consolidated financial statements.

MCEWEN MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,270)	$(20,383)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	8,578	18,012
Income from investment in Minera Santa Cruz S.A. (Note 9)	(510)	(1,278)
Depreciation, amortization and depletion	6,171	7,436
Unrealized loss (gain) on marketable securities (Note 5)	(1,755)	227
Foreign exchange loss (gain)	(4)	256
Reclamation accretion and adjustments to estimate	794	361
Income and mining tax recovery (Note 17)	(2,917)	(3,091)
Non-cash interest expense	158	—
Stock-based compensation	178	464
Other	—	(113)
Change in non-cash working capital items:
Change in inventories	(5,170)	(1,640)
Change in other assets related to operations	1,364	(637)
Change in accounts payable and accrued liabilities	(1,444)	2,079
Change in other liabilities related to operations	(1,105)	2,188
Cash provided by (used in) operating activities	$(1,932)	$3,881

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	(14,534)	(4,522)
Investment in marketable securities (Note 5)	(1,399)	(53)
Dividends received from Minera Santa Cruz S.A. (Note 9)	2,246	—
Proceeds from sale of marketable securities	94	—
Cash used in investing activities	$(13,593)	$(4,575)

Cash flows from financing activities:
Proceeds from senior convertible notes (Note 10)	110,000	—
Convertible notes financing costs (Note 10)	(4,176)	—
Principal repayment on long-term debt	(20,000)	—
Purchase of capped call options (Note 10)	(15,114)	—
Payment of finance lease obligations	(197)	(149)
Proceeds from exercise of warrants	—	7
Cash provided by financing activities	$70,513	$(142)
Effect of exchange rate change on cash and cash equivalents	4	(256)
Increase in cash, cash equivalents and restricted cash	54,992	(1,092)
Cash, cash equivalents and restricted cash, beginning of period	17,464	27,510
Cash, cash equivalents and restricted cash, end of period	$72,456	$26,418

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
Interest paid	$(759)	$(972)
Interest received	361	119
Taxes paid	(211)	—

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

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of March 31, 2025, the Company also owns a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC under the equity method of accounting.

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the interim consolidated financial statements are adequate and not misleading. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2024.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Loss (“Statement of Operations”) for the three months ended March 31, 2025, and 2024, the unaudited Consolidated Balance Sheet as at March 31, 2025 and the Consolidated Balance Sheet as at December 31, 2024, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2025, and 2024, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and 2024, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method. Certain prior period amounts have been reclassified for consistency with current period presentation in the unaudited Consolidated Statements of Cash Flows. The reclassifications had no impact on reported results.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended March 31, 2025	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$22,391	$13,305	$—	$—	$—	$35,696
Production costs applicable to sales (1)	(9,094)	(10,511)	—	—	—	(19,605)
Depreciation and depletion (1)	(1,178)	(4,843)	—	—	—	(6,021)
Gross profit (loss)	12,119	(2,049)	—	—	—	10,070

Advanced projects (1)	—	—	(1,684)	—	—	(1,684)
Exploration (1)	(1,421)	(2,260)	—	—	—	(3,681)
Income (loss) from equity method investments (2)	—	—	—	510	(8,578)	(8,068)
Other segment items (3)	(418)	(347)	(931)	—	—	(1,696)
Segment profit (loss)	$10,280	$(4,656)	$(2,615)	$510	$(8,578)	$(5,059)

Unallocated amounts:

General and administrative (4)						(2,411)
Depreciation (5)						(110)
Interest and other finance expense, net						(1,309)
Other income						1,540
Loss before income and mining taxes						$(7,349)

Capital expenditures	$8,263	$6,254	$17	$—	$—	$14,534

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Three months ended March 31, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$25,278	$14,750	$1,200	$—	$—	$41,228
Production costs applicable to sales (1)	(13,268)	(11,842)	—	—	—	(25,110)
Depreciation and depletion (1)	(6,037)	(4,070)	—	—	—	(10,107)
Gross profit (loss)	5,973	(1,162)	1,200	—	—	6,011

Advanced projects (1)	—	—	(2,454)	—	—	(2,454)
Exploration (1)	(1,082)	(2,789)	—	—	—	(3,871)
Income (loss) from equity method investments (2)	—	—	—	1,278	(18,012)	(16,734)
Other segment items (3)	(434)	136	(777)	—	—	(1,075)
Segment profit (loss)	$4,457	$(3,815)	$(2,031)	$1,278	$(18,012)	$(18,123)

Unallocated amounts:

General and administrative (4)						(3,206)
Depreciation (5)						(131)
Interest and other finance expense, net						(833)
Other expense						(647)
Loss before income and mining taxes						$(22,940)

Capital expenditures	$929	$2,780	$813	$—	$—	$4,522

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of McEwen Copper and MSC on a 100% basis are presented in Note 9 – Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest and other (income) expenses
e.	Foreign currency loss (gain)
(4)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(5)	Depreciation is attributable to the corporate assets and other non-productive assets.

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2025	2024	2025	2024
USA	$111,595	$100,488	$22,391	$25,278
Canada	89,779	89,822	13,305	14,750
Mexico	32,337	32,320	—	1,200
Argentina (2)(3)	390,487	400,801	—	—
Total Consolidated	$624,198	$623,431	$35,696	$41,228

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $100.1 million (December 31, 2024 – $101.9 million) and Investment in McEwen Copper of $290.4 million (December 31, 2024 – $298.9 million).
(3)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 Equity Method Investments.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER EXPENSE

The following is a summary of other expense for the three months ended March 31, 2025, and 2024:

	Three months ended March 31,
	2025	2024
Unrealized and realized gain (loss) on investments	$1,735	$(202)
Foreign currency gain (loss)	(295)	91
Other income	137	23
Total other income (expense)	$1,577	$(88)

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Cash and cash equivalents and restricted cash held in USD	$67,978	$15,578
Cash and cash equivalents and restricted cash held in CAD	2,099	1,501
Cash and cash equivalents held in other currencies	2,379	385
Total cash and cash equivalents and restricted cash	$72,456	$17,464

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the three months ended March 31, 2025, and 2024:

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	gain on	March 31,
	2024	period	period	securities held	2025
Marketable securities	$1,206	$6,866	$(94)	$1,720	$9,698
Warrants	411	601	—	35	1,047
Total marketable securities	$1,617	$7,467	$(94)	$1,755	$10,745

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	loss on	March 31,
	2023	period	period	securities held	2024
Marketable securities	$1,743	$53	$—	$(227)	$1,569

On March 10, 2025, the Company acquired 5,181,347 units of Goliath Resources Limited (TSX-V: GOT) (“Goliath Resources”) in exchange for the 868,056 common shares of the Company. Each unit consists of one common share and one-half of one warrant. Each whole warrant entitles the Company to purchase one common share of Goliath Resources Limited at a price of C$2.50 for a period of twelve months following the closing of the offering, expiring on March 10, 2026. The acquired securities are subject to a contractual sale restriction for a period of four months following the closing date. Subsequent to closing, the Company owned approximately 4% of Goliath Resources. The Company recognized a day one gain of $0.9 million on the difference between the transaction price and fair value of units received.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On March 27, 2025, the Company participated in two private placement offerings by Canadian Gold Corp (TSX-V: CGC) acquiring 8,823,529 common shares and 2,941,176 units for a total investment of $1.4 million. Each unit consists of one common share and one non-transferable share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of C$0.22 per share, exercisable for a period of twelve months from the closing date, expiring on March 27, 2026. The acquired securities are subject to a contractual sale restriction for a period of four months following the closing date. Subsequent to closing, the Company owned approximately 6% of Canadian Gold Corp. The Company recognized a day one gain of $0.5 million on the difference between the transaction price and fair value of units received.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Government sales tax receivable	$1,413	$3,918
Prepaids and other assets	3,950	3,568
Receivables, prepaids and other current assets	$5,363	$7,486

NOTE 7 INVENTORIES

Inventories as at March 31, 2025, and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
Material on leach pads	$17,511	$13,453
In-process inventory	3,020	2,551
Stockpiles	2,693	1,112
Precious metals	3,025	2,312
Materials and supplies	6,597	6,517
	$32,846	$25,945
Less: long-term portion	12,109	7,834
Current portion	$20,737	$18,111

During the three months ended March 31, 2024, inventories at Fox Complex and Gold Bar operations were written down by $0.8 and $nil, respectively to their estimated net realizable values. Of these write-downs, a total of $0.6 million was included in production costs applicable to sales and $0.2 million was included in depreciation and depletion in the Statement of Operations. The Company did not have any inventory write-downs during the three months ended March 31, 2025.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the Regulation S-K 1300 requirements of the SEC. If proven and probable reserves exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units of production method upon commencement of production. The Company’s Gold Bar Mine and San José properties have proven and probable reserves estimated in accordance with S-K 1300. The mineral properties associated with the Fox Complex include the Froome and Black Fox mines, the Grey Fox deposit, and the Stock property. The Fox Complex is depleted and depreciated using the units-of-production method over mineral resources, as the project does not have proven and probable reserves that conform to the guidance under S-K 1300.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

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

During the three months ended March 31, 2025, no indicators of impairment were noted for any of the Company’s mineral property interests.

NOTE 9 EQUITY METHOD INVESTMENTS

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investments in McEwen Copper and MSC, MSC’s financial statements, which are originally prepared by MSC in accordance with IFRS Accounting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with US GAAP.

Equity Method Investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three months ended March 31, 2025, and 2024 is as follows:

	Three months ended March 31,
	2025	2024
McEwen Copper (100%)
Advanced projects	$(21,271)	$(48,183)
Other expenses	(1,097)	(2,016)
Foreign exchange loss	(9)	(3,992)
Interest and other income(1)	3,906	16,454
Loss before tax	$(18,471)	$(37,737)
Current and deferred taxes	—	—
Net loss	$(18,471)	$(37,737)

Portion attributable to McEwen Mining Inc.
Loss from investment in McEwen Copper	$(8,578)	$(18,012)

(1) Interest and other income include gains on marketable securities and other finance-related income.

Changes in the Company’s investment in McEwen Copper for the three months ended March 31, 2025, and for the year ended December 31, 2024, are as follows:

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Investment, beginning of period	$298,947	$326,147
Additional investment in McEwen Copper	—	14,000
Dilution gain	—	5,777
Attributable net loss from McEwen Copper	(8,578)	(46,977)
Investment, end of period	$290,369	$298,947

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of McEwen Copper as at March 31, 2025, and December 31, 2024, is as follows:

As at	March 31, 2025	December 31, 2024
Current assets	$9,241	$34,067
Total assets	$204,261	$226,329

Current liabilities	$(11,085)	$(14,656)
Total liabilities	$(11,260)	$(14,856)

As at March 31, 2025, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.7 million. This basis difference is attributable to equity method goodwill and not amortized.

Equity method investment in MSC

A summary of the operating results for MSC for the three months ended March 31, 2025, and 2024 is as follows:

	Three months ended March 31,
	2025	2024
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$71,903	$65,927
Production costs applicable to sales	(56,588)	(47,884)
Depreciation and depletion	(10,610)	(8,926)
Gross profit	4,705	9,117
Exploration	(2,300)	(2,104)
Other income (1)	826	1,501
Income before tax	$3,231	$8,514
Current and deferred tax expense	(1,039)	(4,847)
Net income	$2,192	$3,667

Portion attributable to McEwen Mining Inc.
Net income	$1,073	$1,796
Amortization of fair value increments	(568)	(709)
Income tax recovery	5	191
Income from investment in MSC, net of amortization	$510	$1,278

(1) Other income includes foreign exchange gains and losses, accretion of asset retirement obligations and other finance-related income.

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

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in MSC for the three months ended March 31, 2025, and for the year ended December 31, 2024, are as follows:

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Investment, beginning of period	$101,854	$93,218
Attributable net income from MSC	1,073	12,072
Amortization of fair value increments	(568)	(3,088)
Income tax recovery	5	37
Dividend distribution received	(2,246)	(385)
Investment, end of period	$100,118	$101,854

A summary of the key assets and liabilities of MSC as at March 31, 2025, and December 31, 2024, is as follows:

As at	March 31, 2025	December 31, 2024
Current assets	$132,312	$144,327
Total assets	$285,316	$233,003

Current liabilities	$(48,076)	$(57,373)
Total liabilities	$(81,060)	$(89,594)

As at March 31, 2025, the Company's investment in MSC exceeded its proportionate share of the underlying net assets by $31.0 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit of production basis.

NOTE 10 DEBT

	March 31,	December 31,
	2025	2024
Convertible senior unsecured notes due 2030	$110,000	$—
Term loan facility	20,000	40,000
Debt issuance cost	(4,472)	—
	$125,528	$40,000
Less: current maturities of debt	—	—
Long-term debt	$125,528	$40,000

Term Loan Facility

On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement (“ARCA”). The amendments refinanced the outstanding $40.0 million loan and included the following revisions:

●	Scheduled repayments of principal under the ARCA were extended by 24 months. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2027, with the remaining outstanding principal repayment on August 31, 2028.
●	Subsequent to March 31, 2025, the Company issued 53,160 shares of common stock with a value equivalent to $0.4 million or 2% of the outstanding loan balance as at March 31, 2025, to an affiliate of Robert R. McEwen as consideration for the maintenance, continuation, and extension of the maturity date of the loan.
●	The Company was permitted to incur up to $110.0 million in principal borrowings under unsecured convertible senior notes due 2030.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The consideration issued for the maintenance, continuation, and extension of the maturity date of the loan was accounted for as debt issuance costs, which were capitalized as deferred financing costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method.

Following the issuance of convertible notes, on February 21, 2025, the Company voluntarily repaid $20.0 million in principal under the ARCA.

Total interest expense related to the term loan for the three months ended March 31, 2025, was $0.8 million at an effective interest rate of 11.16% and was comprised of $0.8 million related to the interest coupon at the contractual rate of 9.75% and $26 thousand related to the amortization of the debt issuance costs. For the three months ended March 31, 2024, total interest expense related to the term loan was $1.0 million at an effective interest rate equal contractual rate of 9.75%.

Convertible Senior Unsecured Notes

On February 11, 2025, the Company issued $110.0 million in aggregate principal amount of 5.25% convertible senior unsecured notes due 2030 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting offering related costs of $4.2 million and cost of a Capped Call Transaction (defined hereinafter) of $15.1 million, were approximately $90.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on August 15 and February 15 of each year, beginning on August 15, 2025, and will mature on August 15, 2030, unless earlier converted, redeemed or repurchased by the Company.

The Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate is 88.9284 shares of common stock per each $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.25 per share, subject to adjustment pursuant to the terms of the Indenture governing the Convertible Notes (the "Indenture"). The conversion rate may not exceed 115.6069 shares under the terms of the Indenture.

The Convertible Notes may be converted at any time prior to May 15, 2030 only under the following circumstances:

(1)	During any calendar quarter starting after March 31, 2025, if, for at least 20 out of the last 30 consecutive trading days of the previous quarter, the closing price of the Company’s common stock is at least 130% of the conversion price;

(2)	During the five business days following any ten consecutive trading days in which the trading price of the notes was less than 98% of the value of the Company’s common stock multiplied by the conversion rate on each of those days;

(3)	If the Company issues a notice of redemption for the notes, at any time before the close of business on the second trading day prior to the redemption date; or

(4)	Upon the occurrence of specified corporate events.

On or after May 15, 2030, until the close of business on the second trading day before the maturity date, holders may convert their notes at any time, regardless of prior conditions.

The Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time from August 21, 2028, through the 46th trading day prior to maturity, provided that the Company’s common stock has traded at or above 130% of the conversion price for at least 20 trading days within any 30 consecutive trading day period ending on the day before the redemption notice. The redemption price will be equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. No sinking fund is provided for the notes.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

If the Company undergoes a “fundamental change”, as defined in the Indenture, and subject to certain conditions and exceptions, holders may require the Company to repurchase all or a portion of their notes for cash at a price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains other customary terms and covenants, including certain events of default.

The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the three months ended March 31, 2025, was $0.9 million at an effective interest rate of 6.33%, and was comprised of $0.8 million related to the contractual interest coupon and $0.1 million related to the amortization of the debt issuance costs.

As of March 31, 2025, the Convertible Notes had a net carrying amount of $105.9 million and an estimated fair value of $118.4 million. The fair value is based on level 1 quoted prices in active markets for identical securities.

Capped Call Transactions

In connection with the offering of the Convertible Notes, the Company used approximately $15.1 million of the net proceeds from the offering of the Convertible Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap of $17.30. The Capped Call Transactions are separate transactions entered into by the Company and are not part of the terms of the Convertible Notes.

As the Capped Call Transactions are freestanding instruments which are both indexed to the issuer’s own stock and classified in stockholders’ equity, the premiums paid in the Capped Call Transactions were classified as a reduction to the additional paid-in capital and will not be remeasured as long as they continue to meet the conditions for equity classification.

NOTE 11 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at March 31, 2025, the asset retirement obligation balances at the properties subject to these obligations were $22.8 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $17.0 million at the Fox Complex and $6.9 million at the El Gallo mine in Mexico (December 31, 2024 – $22.4 million, $16.7 million and $7.0 million, respectively).

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2025, and for the year ended December 31, 2024, is as follows:

	March 31,	December 31,
	2025	2024
Reclamation and remediation liabilities, beginning balance	$46,063	$43,021
Acquisitions and divestitures	—	256
Settlements	(118)	(740)
Accretion of liability	760	2,757
Revisions to estimates and discount rate	(2)	1,959
Foreign exchange revaluation	36	(1,190)
Reclamation and remediation liabilities, ending balance	$46,739	$46,063
Less: current portion	5,847	4,988
Long-term portion	$40,892	$41,075

NOTE 12 SHAREHOLDERS’ EQUITY

Flow-Through Shares Issuance

On June 14, 2024, the Company issued 1,533,000 flow-through common shares for gross proceeds of $21.8 million. The issuance consisted of the Canadian Exploration Expenses offering (“CEE”) of 643,000 common shares priced at $15.45 per share and the Canadian Development Expenses offering (“CDE”) of 890,000 common shares priced at $13.40 per share. Proceeds are expected to be used for the ongoing exploration and development of the Fox Complex. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $1.5 million were accounted for as a reduction in the value of the common shares. Net proceeds of $20.4 million were allocated between the sale of tax benefits in the amount of $6.0 million and sale of common shares in the amount of $14.4 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of March 31, 2025, the Company incurred a total of $2.7 million in eligible CEE and a total of $4.1 million in eligible CDE (December 31, 2024 – $0.5 million in eligible CEE and $0.8 million in eligible CDE). The remaining CEE and CDE commitments are expected to be fulfilled by the end of 2025.

Investments in Goliath Resources Limited

On March 10, 2025, the Company and Goliath Resources (TSX-V: GOT) closed a non-brokered private placement, in which the Company issued 868,056 common shares of the Company to acquire 5,181,347 units of Goliath Resources. Each unit is comprised of one common share in the capital of Goliath Resources and one-half of one common share purchase warrant.

NOTE 13 NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive instruments, including the conversion option embedded in the convertible senior unsecured notes, are not included in the calculation of diluted net loss per share for the three months ended March 31, 2025, and 2024, as they would be anti-dilutive.

For the three months ended March 31, 2025, all 827,347 outstanding stock options and all 167,849 outstanding warrants were excluded from the computation of diluted loss per share. Similarly, for the three months ended March 31, 2024, all 936,670 outstanding stock options and all 2,169,966 outstanding warrants were excluded.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related parties outlined below during the periods presented:

	Three months ended March 31,
	2025	2024
REVlaw	$61	$46

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2025	December 31, 2024
REVlaw	$13	$30

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	March 31, 2025	December 31, 2024
McEwen Copper Inc.	$1,044	$286

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months and are due beginning on January 31, 2027. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation, and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025. During the three months ended March 31, 2025, the Company paid $0.8 million (three months ended March 31, 2024 –$1.0 million) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold Corp, an affiliate of Robert R. McEwen and Ian Ball, a director of the Company. For more information refer to Note 5 Marketable Securities.

NOTE 15 FAIR VALUE ACCOUNTING

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

● Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. The Company’s level 1 assets include investments in equity securities, which are exchange-traded and are valued using quoted market prices in active markets.

● Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets include investments in share purchase warrants with fair value determined using the Black-Scholes option pricing model and inputs from observable market data, including historic volatility.

● Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$9,698	$1,047	$—	$10,745

	Fair value as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$1,206	$411	$—	$1,617

The fair value measurement of the Company’s convertible senior unsecured notes is presented in Note 10, Debt and is not included in the table above. The carrying value of the term loan approximates its fair value based on its recent refinancing.

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at March 31, 2025, the Company had surety facilities in place to cover its bonding obligations, which include $32.3 million of bonding in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.2 million (C$18.9 million) of bonding in Canada with respect to the Fox Complex.

The terms of the facilities carry an average annual financing fee of 2.4% and require a deposit of 7.3%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2025, the Company recorded $3.9 million in restricted cash in non-current assets as a deposit against the surety facility.

MCEWEN MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Streaming agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During the three months ended March 31, 2025, the realized gold price from the streaming agreement was $605 per ounce (three months ended March 31, 2024 – $594 per ounce).

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three months ended March 31, 2025, the Company recorded revenue of $0.4 million (three months ended March 31, 2024 –$0.5 million) related to the gold stream sales.

Flow-through eligible expenses

On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.9 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As at March 31, 2025, the Company has incurred $6.8 million in eligible CEE and CDE and expects to fulfill its remaining obligations by the end of 2025.

Prepayment agreement

On February 1, 2025, the Company extended the existing precious metals purchase agreement with Auramet International LLC (“Auramet”). Key terms of the agreement remained unchanged. Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three months ended March 31, 2025, the Company received net proceeds of $27.8 million from the sales on a Supplier Advance Basis (three months ended March 31, 2024 – $4.8 million). The Company recorded revenue of $29.8 million related to the gold sales (three months ended March 31, 2024 – $2.8 million), with the remaining $1.5 million (March 31, 2024 – $2.0 million) representing 500 ounces pledged but not yet delivered to Auramet, recorded as a contract liability on the Consolidated Balance Sheets.

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

March 31, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 17 INCOME AND MINING TAXES

The Company’s income and mining tax (recovery) expense for the three months ended March 31, 2025, and 2024, consisted of the following:

	Three months ended March 31,
	2025	2024
Current:
Domestic	$887	$534
Foreign	951	—
Total current income and mining tax expense	$1,838	$534
Deferred:
Domestic	$—	$—
Foreign	(2,917)	(3,091)
Total deferred income and mining tax recovery	$(2,917)	$(3,091)
Total income and mining tax provision recovery	$(1,079)	$(2,557)

The income and mining tax recovery for the three months ended March 31, 2025, and 2024 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions and the non-recognition of deferred tax assets.

For the three months ended March 31, 2025, the Company used the annual effective tax rate method to calculate its tax provision. The tax provision also includes discrete adjustments including the amortization of the flow-through shares premium and changes to valuation allowances on various jurisdictions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen Mining,” the “Company,” “we,” “our,” and “us” refer to McEwen Mining Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three months ended March 31, 2025, and compares those to the results for the three months ended March 31, 2024. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2024.

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

For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025, and 2024 and to our Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 34.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2025, and 2024 are abbreviated as Q1/25 and Q1/24, respectively.

Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 90:1 for Q1/25 and 89:1 for Q1/24, which is based on the average per ounce price of gold and silver during each period.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979, and is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of March 31, 2025, the Company also holds a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC using the equity method of accounting.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; and CAD refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q1/25 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q1/25 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement, extending the maturity date from August 31, 2026 to August 31, 2028, and extended the commencement date for monthly repayments of principal from January 31, 2025 to January 31, 2027. As consideration for such amendment, the Company issued 53,160 common shares subsequent to March 31, 2025. Additionally, on February 21, 2025, the Company repaid $20.0 million of principal under this credit agreement.

●	On February 11, 2025, the Company closed the offering of 5.25% Convertible Senior Notes due 2030 (the “Offering”), for an aggregate principal amount of $110.0 million. The net proceeds from the Offering were approximately $90.7 million after deducting offering related costs of $4.2 million and the purchase of a related capped call of $15.1 million. The capped call option was included to mitigate potential share dilution by effectively raising the conversion price from $11.25 to $17.30, representing a 100% premium over our closing share price on the day prior to the financing announcement.

●	On February 11, 2025, McEwen Copper, through its wholly owned subsidiary, Andes Corporación Minera S.A., applied for the project's admission into Argentina’s Large Investment Incentive Regime (the “RIGI”) program. If successful, the RIGI is expected to provide significant fiscal and regulatory benefits, including tax reductions, export duty exemptions, and a 30-year tax stability guarantee.

●	On March 10, 2025, the Company invested in Goliath Resources Limited through a non-brokered private placement, acquiring 5,181,347 shares in exchange for 868,056 shares of the Company’s common stock. Each unit consisted of one common share and one-half of one warrant. Each warrant entitles the Company to purchase one common share at a price of C$2.50 prior to expiry on March 10, 2026.

●	On March 26, 2025, Minera Santa Cruz S.A. paid a dividend of ARS $4.9 billion (US$4.6 million) on a 100% basis, or ARS $2.4 billion (US$2.2 million) attributable and paid to McEwen Mining, representing the first significant dividend received since 2021.

●	On March 27, 2025, the Company participated in two private placement offerings by Canadian Gold Corp acquiring 8,823,529 common shares and 2,941,176 units for a total investment of $1.4 million. Each unit consists of one common share and one non-transferable share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of C$0.22 per share, exercisable for a period of twelve months from the closing date, expiring on March 27, 2026.

Operational Highlights

●	Q1/25 consolidated production of 24,132 GEOs, including 10,924 attributable GEOs from the San José mine(1), compared to 33,037 GEOs produced in Q1/24 which included 12,934 attributable GEOs from the San José mine(1). Our annual plans include higher production across our operations through the remainder of the year, and we remain on track to deliver 2025 production guidance of 120,000 to 140,000 GEOs.

●	Q1/25 consolidated sales of 23,804 GEOs, including 10,769 attributable GEOs from the San José mine(1). This compares to 34,407 GEOs sold in Q1/24, including 14,603 attributable GEOs from the San José mine(1).

●	We are underway with Stock portal access development at the Fox Complex. During Q1/25, we invested $3.9 million to complete box cut drilling and bedrock blasting for the Stock portal entrance where we expect to begin mining by 2026. At Froome, we produced 5,520 GEOs during Q1/25, below expectations due to adverse winter conditions and labor challenges. In response, the Company accelerated hiring efforts and engaged contractors to support operations. With these mitigating actions in place, the Fox Complex expects to meet annual production guidance of 30,000 to 35,000 GEOs.

●	At the Gold Bar Mine, we produced 7,688 GEOs during Q1/25. As ongoing pre-stripping activities at the Pick III deposit wind down and production begins in early Q2/25, our mine plan calls for production to increase steadily through the remainder of the year. The Gold Bar Mine remains on track to meet its annual production guidance of 40,000 to 45,000 GEOs.

●	At the San José Mine, Q1/25 production of 10,924 GEOs decreased by 16% compared to 12,934 GEOs during Q1/24. Production during the period was slightly impacted by lower processed grades and recovery rates, primarily due to elevated clay content in the ore. In response, San José plans to increase plant throughput beginning April 2025, supported by recent mill improvements completed in late 2025. Additionally, the first quarter of each year is impacted by production seasonality due to annual maintenance shutdowns. We reiterate full year guidance of 50,000 to 60,000 attributable GEOs(1).

●	We continued to advance our Los Azules copper project to feasibility. During Q1/25, McEwen Copper completed the final drilling activities required to support the Los Azules feasibility study. The data collected will be used to refine the geotechnical characterization of the deposit and finalize both the mine plan and production schedule.

●	We continued to meet safety expectations at our 100% owned operating mines. During Q1/25, we did not have any lost-time incidents at our Fox Complex and Gold Bar mine. In February 2025, the Gold Bar mine achieved a significant safety milestone, marking five years without a lost-time incident.

Financial Highlights

●	Q1/25 revenues of $35.7 million were recognized from the sale of 13,036 GEOs from our 100% owned operations at an average realized price(2) of $2,803 per GEO. This compares to Q1/24 revenues of $41.2 million from the sale of 19,804 GEOs at a realized price of $2,131 per GEO.

●	We reported gross profit of $10.1 million in Q1/25 compared to $6.0 million in Q1/24. This increase was primarily driven by a 31% higher average realized gold prices.

●	Net loss for Q1/25 was $6.3 million, or $0.12 per share, compared to a net loss of $20.4 million for Q1/24, or $0.41 per share. This improvement was primarily driven by lower expenditures at McEwen Copper Inc., reducing our portion of its recognized loss from $18.0 million in Q1/24 to $8.6 million in Q1/25, as well as higher gross profit as previously discussed.

●	Adjusted EBITDA(2) for Q1/25 was $8.7 million, or $0.16 per share, compared to Q1/24 adjusted EBITDA of $6.3 million, or $0.13 per share. Adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine(1).

●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q1/25 were $2,061 and $2,504, respectively. as compared to annual guidance ranges of $1,600 to $1,800 and $1,700 to $1,900, respectively. The increase in unit costs was driven primarily by 33% lower GEOs sold. Unit costs are expected to decrease through the year as production improves.

●	Gold Bar unit costs: Cash costs(2) and AISC(2) per GEO sold in Q1/25 were $1,146 and $2,197, respectively, as compared to annual guidance of $1,500 to $1,700 and $1,700 to $1,900, respectively. The increase in unit costs was largely attributable to $7.5 million of pre-stripping costs, and will decrease through 2025 as production begins at Pick III.

●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q1/25 were $2,575 and $3,047, respectively, as compared to full year guidance of $1,600 to $1,800 and $1,900 to $2,100, respectively. Higher unit costs were primarily the result of 18% higher production costs driven by relative strength in the Argentine peso, as well as 26% lower GEOs sold during the period. As higher planned production is achieved through the remainder of 2025, we expect San José to decrease its unit costs over the remainder of the year.

Exploration and Mineral Resources and Reserves

●	McEwen Copper invested $21.3 million in Q1/25 to advance its feasibility study on Los Azules. Including amounts spent by Minera Andes Inc. prior to 2012, and McEwen Mining prior to 2021, we have invested over $400 million to develop Los Azules as a world-class copper deposit.

●	We incurred $2.3 million in exploration expenses at Fox Complex during Q1/25 to advance our Grey Fox project, where we completed 50,000 feet (15,200 meters) of diamond drilling, focused mainly on the Gibson zone.

●	We incurred $1.4 million in exploration expenses at the Gold Bar Mine and our Timberline properties, primarily on planning drilling programs and site preparation in advance of the drilling season.

(1) At our 49% attributable interest.

(2) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 36.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three months ended March 31, 2025, and 2024:

	Three months ended March 31,
	2025	2024

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$35,696	$41,228
Production costs applicable to sales (1)	$(19,605)	$(25,110)
Gross profit (1)	$10,070	$6,011
Adjusted EBITDA (2)	$8,709	$6,322
Adjusted EBITDA per share (2)	$0.16	$0.13
Net loss	$(6,270)	$(20,383)
Net loss per share	$(0.12)	$(0.41)
Cash from (used) in operating activities	$(1,932)	$3,881
Additions to mineral property interests and plant and equipment	$14,534	$4,522

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 34.

	March 31, 2025	December 31, 2024

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$68,510	$13,692
Current assets	$106,399	$41,192
Current liabilities	$45,255	$47,693
Long-term debt	$125,528	$40,000

	Three months ended March 31,
	2025	2024

GEOs produced (1)	24,132	33,037
100% owned operations	13,208	20,104
San José mine (49% attributable)	10,924	12,934
GEOs sold (1)	23,804	34,407
100% owned operations	13,036	19,804
San José mine (49% attributable)	10,769	14,603
Average realized price ($/GEO) (2)(3)	$2,803	$2,131
P.M. Fix Gold ($/oz)	$2,860	$2,070
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$1,504	$1,268
San José mine (49% attributable)	$2,575	$1,607
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,318	$1,481
San José mine (49% attributable)	$3,047	$1,947
Gold : Silver ratio (1)	90 : 1	89 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 90 : 1 for Q1/25 and 89 : 1 for Q1/24.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 34.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: During Q1/25, revenue from our 100%-owned operations decreased by 13% to $35.7 million, from $41.2 million in Q1/24. This was primarily driven by a 34% decrease in GEOs sold and offset by a 31% increase in realized gold prices, from $2,131 per GEO in Q1/24 to $2,803 per GEO in Q1/25.

Production costs applicable to sales: During Q1/25, production costs applicable to sales decreased by 22% to $19.6 million, from $25.1 million in Q1/24. This reduction was primarily driven by the lower number of GEOs produced and sold.

Advanced project costs were $1.7 million in Q1/25, a decrease of $0.8 million compared to Q1/24. These costs are related to our Fenix Project which remains on care and maintenance.

Exploration costs were $3.7 million in Q1/25, a decrease of $0.2 million compared to Q1/24. Exploration expenditures totaled $2.3 million for drilling targeting the Gibson zone of the Grey Fox project. At Gold Bar, $1.4 million was spent on drill target planning and site preparation.

Loss from investment in McEwen Copper: During Q1/25, we recorded a loss of $8.6 million from our investments in McEwen Copper, compared to $18.0 million during Q1/24. This loss represents our proportion of McEwen Copper’s net loss, which is driven primarily by exploration expenditures. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Income from investment in MSC: During Q1/25, we recorded an income of $0.5 million from our investment in MSC, compared to $1.3 million during Q1/24. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net: Interest and other finance expenses totaled $1.3 million in Q1/25, an increase of $0.4 million compared to $0.9 million in Q1/24. The increase was primarily driven by accrued interest on the Convertible Senior Notes issued in February 2025.

Other income: Other income of $1.6 million in Q1/25 increased from an expense of $0.1 million in Q1/24 mostly due to a $1.7 million gain on our investment in marketable securities.

Income and mining tax recovery: For Q1/25, the Company recorded an income tax recovery of $1.1 million, compared to $2.6 million for Q1/24, primarily due to amortization of the flow-through share premium.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $55.0 million during 2025, from $17.5 million as at December 31, 2024 to $72.5 million as at March 31, 2025.

Cash used in operating activities of $1.9 million during Q1/25 reflects the net loss of $6.3 million for the period, adjusted for non-cash impacts, including net losses from equity method investments of $8.1 million, depreciation, amortization, and depletion of $6.2 million, unrealized gains on marketable securities of $1.8 million, reclamation accretion and adjustments to estimate of $0.8 million, income and mining tax recovery of $2.9 million, stock-based compensation of $0.2 million, and $6.4 million in changes in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $13.6 million during Q1/25 consisted of additions to mineral property interests, plant and equipment of $14.5 million, driven primarily by capital development at the Fox Complex and capitalized pre-stripping at the Gold Bar mine, and investments in marketable securities of $1.4 million. This was offset by $2.2 million of dividends received from MSC.

Cash provided by financing activities of $70.5 million during Q1/25 consisted of $110.0 million in proceeds from the issuance of Senior Convertible Notes, offset by financing costs of $4.2 million, principal repayments on our term loan facility of $20.0 million, $15.1 million purchase of capped call options, and the repayment of finance lease obligations for $0.2 million.

Working capital as at March 31, 2025 was $61.1 million, a $67.6 million increase from negative $6.5 million as at December 31, 2024. The increase in working capital was driven by an increase in cash and cash equivalents of $54.8 million driven by the issuance of Senior Convertible Notes, as well as a $9.1 million increase in marketable securities, a $2.6 million increase in inventories, a $1.4 million decrease in accounts payable and accrued liabilities, and a $1.5 million decrease in flow-through share premium, partially offset by a $1.1 million increase in tax liabilities.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar Mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes the operating and financial results for the Gold Bar Mine for the three months ended March 31, 2025, and 2024:

	Three months ended March 31,
	2025	2024

Operating Results
Mined mineralized material (kt)	451	678
Average grade (g/t Au)	0.81	0.77
Stacked mineralized material (kt)	468	683
Average grade (g/t Au)	0.79	0.80
Gold ounces:
Produced	7,686	11,715
Sold	7,935	12,190
Silver ounces:
Produced	138	127
Sold	—	—
GEOs:
Produced	7,688	11,716
Sold	7,935	12,190
Revenue from gold and silver sales, ($000s)	$22,391	$25,278
Cash costs (1), ($000s)	$9,094	$13,268
Cash costs per ounce ($/GEO sold) (1)	$1,146	$1,088
All‑in sustaining costs (1), ($000s)	$17,436	$14,639
AISC per ounce ($/GEO sold) (1)	$2,197	$1,201
Gold : Silver ratio	90 : 1	89 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 34.

Q1/25 compared to Q1/24

The Gold Bar Mine produced 7,688 GEOs in Q1/25, representing a 34% decrease from 11,716 GEOs produced in Q1/24 driven by lower mined and stacked tonnes. The operational focus in Q1/25 was to complete pre-stripping activities at the Pick III deposit, where we expect to begin production in early Q2/25.

Revenue from gold and silver sales was $22.4 million in Q1/25, down from $25.3 million in Q1/24, primarily due to a 35% decrease in GEOs sold resulting from lower production, partially offset by a 36% increase in the realized gold price.

Production costs applicable to sales were $9.1 million in Q1/25 down from $13.3 million in Q1/24, a 32% decrease. The decrease was primarily driven by a 16% reduction in crushing contractor costs, as the material currently processed from Gold Bar South does not require crushing, and a 35% decrease in GEOs sold discussed above.

Cash costs and AISC per GEO sold in Q1/25 were $1,146 and $2,197 respectively, compared to $1,088 and $1,201 in Q1/24, respectively. While a minor increase in unitary cash costs was driven by 34% lower GEOs sold, partially offset by a corresponding decrease in total production costs, the increase in AISC was attributable to $7.5 million in Pick III pre-stripping costs capitalized during Q1/25.

Exploration Activities

Gold Bar Mine

During Q1/25, exploration activities focused on geologic modeling, drill planning, and drill site construction for the 2025 target areas at Jug Handle in Gold Bar South, where drilling is expected to begin in Q2/25. A notice to proceed has been received for Taurus and Cabin North, with drill pad and road construction currently in progress.

Timberline Properties

The 2025 drilling plans for the Lookout Mountain and Windfall projects are aimed at supporting future development opportunities. The primary focus at Windfall during Q1/25 was the completion of the block model to support future pit design. At Seven Troughs, exploration efforts were concentrated on converting geological data into digital formats, which will enable the team to generate exploration targets for further investigation through mapping, sampling, modeling, geophysical surveys, and potential drilling.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Black Fox underground mine, the Stock Project (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; and a number of exploration properties located near the city of Timmins, Ontario, Canada.

Fox Complex

The following table summarizes the operating and financial results for the Fox Complex for the three months ended March 31, 2025, and 2024:

	Three months ended March 31,
	2025	2024

Operating Results
Mined mineralized material (kt)	70	79
Average grade (g/t Au)	3.02	2.82
Processed mineralized material (kt)	64	105
Average grade (g/t Au)	3.00	2.39
Gold ounces:
Produced	5,512	7,473
Sold, excluding stream	4,730	6,917
Sold, stream	382	639
Sold, including stream	5,100	7,600
Silver ounces:
Produced	655	1,126
Sold	—	1,268
GEOs:
Produced	5,520	7,486
Sold, excluding stream	4,730	6,917
Sold	5,101	7,614
Revenue from gold and silver sales, ($000s)	$13,305	$14,750
Cash costs (1), ($000s)	$10,511	$11,842
Cash costs per ounce ($/GEO sold) (1)	$2,061	$1,555
All‑in sustaining costs (1), ($000s)	$12,774	$14,683
AISC per ounce ($/GEO sold) (1)	$2,504	$1,928
Gold : Silver ratio	90 : 1	89 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 34.

Q1/25 compared to Q1/24

The Fox Complex produced 5,520 GEOs from the Froome mine in Q1/25, reflecting a 26% decrease from the 7,486 GEOs produced in Q1/24. Stock Mill processed less material in Q1/25 primarily due to weather related delays and labor challenges that impacted both mining and crushing operations, resulting in reduced mill feed. Additionally, the mill produced 39% fewer GEOs compared to Q1/24, as the 2024 results benefited from a significant stockpile carryover from Q4/23. In response, the Company accelerated hiring efforts and engaged contractors to support our mining and crushing operations.

Revenue from gold sales was $13.3 million for Q1/25, compared to $14.7 million for Q1/24. This decrease was primarily driven by a 33% reduction in GEOs sold, partially offset by a 35% increase in the average realized gold price. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome and Black Fox mines at $613 per ounce as of Q1/25.

Production costs applicable to sales were $10.5 million in Q1/25, compared to $11.8 million in Q1/24, an 11% decrease reflecting lower GEOs sold, partially offset by higher unitary costs due to a higher fixed cost component of underground development.

Cash costs and AISC per GEO sold were $2,061 and $2,504 for Q1/25, respectively, compared to $1,555 and $1,928 for Q1/24. The increase was primarily driven by a 33% reduction in GEOs sold with only an 11% corresponding decrease in production costs as discussed above. Sustaining capital investments remained consistent period over period.

Exploration Activities

During Q1/25, we invested $2.3 million in exploration activities at our Grey Fox property. This included 50,000 feet (15,200 meters) of diamond drilling, primarily focused on the Gibson zone, as well as the completion of a land-based infill geophysics survey. Our objectives for Q2/25 and the remainder of 2025 will center on identifying additional near-term and long-term mineral resources at Grey Fox, with key efforts directed toward expanding both shallow and deep mineralization, particularly in the Gibson and Grey Fox South zones.

Mexico Segment

The Mexico segment includes the El Gallo mine and the related advanced-stage Fenix Project, located in Sinaloa state.

Advanced-Stage Properties – Fenix Project

We are currently awaiting key permits prior to a construction decision on the first phase of the Fenix Project, which is a gold heap leach reprocessing project. The decision to proceed with the project remains under review.

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina. Hochschild is the majority owner and operator of the San José mine.

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2025, and 2024 on a 100% basis:

	Three months ended March 31,
	2025	2024

Operating Results
San José Mine—100% basis
Stacked mineralized material (kt)	147	128
Average grade mined (g/t)
Gold	3.5	3.8
Silver	179	230
Processed mineralized material (kt)	153	126
Average grade processed (g/t)
Gold	3.5	4.6
Silver	181	258
Average recovery (%):
Gold	81.6	86.8
Silver	82.0	88.4
Gold ounces:
Produced	14,157	16,027
Sold	13,971	18,146
Silver ounces:
Produced	729,488	918,548
Sold	718,383	1,031,639
GEOs:
Produced	22,294	26,396
Sold	21,977	29,802
Revenue from gold and silver sales, ($000s)	$71,903	$65,927
Average realized price:
Gold ($/Au oz)	$3,271	$2,214
Silver ($/Ag oz)	$36.47	$24.96
Cash costs (1), ($000s)	$56,588	$47,884
Cash costs per ounce sold ($/GEO) (1)	$2,575	$1,607
All‑in sustaining costs (1), ($000s)	$66,972	$58,024
AISC per ounce sold ($/GEO) (1)	$3,047	$1,947
Gold : Silver ratio	90 : 1	89 : 1

(1)   As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 34 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1/25 compared to Q1/24

On a 100% basis, the San José mine produced 22,294 GEOs in Q1/25, compared to 26,396 GEOs in Q1/24. The decrease in GEOs produced during the period was primarily due to an 8% and 22% reduction in gold and silver head grades processed, respectively, and a 7% decline in gold and silver recovery rates. These impacts were partially offset by a 22% increase in tonnes processed.

Revenue from gold and silver sales was $71.9 million in Q1/25, compared to $65.9 million in Q1/24. This increase was primarily driven by 48% and 46% higher realized gold and silver prices, respectively, partially offset by a 26% decrease in GEOs sold.

Production costs applicable to sales were $56.6 million in Q1/25, compared to $47.9 million in Q1/24. An 18% increase in production costs was primarily driven by inflation outpacing the devaluation of the Argentine peso, impacting local currency expenditures. Additionally, contractor costs rose due to operational efforts focused on improving processing recoveries, material grades, and advancing delineation work at the Odin pit.

Cash costs and AISC per GEO sold were $2,575 and $3,047 in Q1/25, respectively, compared to $1,607 and $1,947 Q1/24. The increase in both cash costs and AISC was primarily due to 18% higher production costs and 26% lower GEOs sold, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q1/25 resulted in an income of $0.5 million, compared to $1.3 million in Q1/24. Despite higher planned unit costs driven by adverse macroeconomic conditions in Argentina, the favorable metal price environment enabled the operation to maintain a working capital position of $83.7 million as of March 31, 2025 (December 31, 2024 – $87.0 million).

We received $2.2 million in dividends from MSC in Q1/25 (Q1/24 – $nil).

McEwen Copper Inc.

We own a 46.4% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. We have invested over $400 million in exploration expenditures to develop Los Azules into a world-class copper deposit, including amounts spent by Minera Andes Inc. before 2012 and directly by McEwen Mining prior to 2021.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world's largest undeveloped copper deposits and is located in the northern Argentina.

Since 2021, McEwen Copper has been advancing Los Azules through significant additional drilling, numerous studies, social consultation, and permitting; it is now focused on completing a definitive feasibility study. The Los Azules drilling database now contains an impressive 685,600 feet (209,000 meters) of drilling. The Los Azules team finalized the mineral resource model supporting our feasibility study following the 2024-25 drilling campaign. During Q1/25, Los Azules spent $21.3 million to support the remaining activities required for our feasibility study, expected to be published in summer 2025.

Drilling Program

The 2024-25 campaign comprised 36,000 feet (11,000 meters) of drilling, covering geotechnical, exploration, hydrological, and condemnation work. The objectives were to assess and model the site's water resources, carry out condemnation drilling to evaluate areas designated for the permanent mine infrastructure, and complete geotechnical and geophysical studies.

Additionally, exploration drilling has progressed in target areas near Los Azules, such as the Tango Area, located east of the planned open pit. Regional exploration efforts are also ongoing, guided by a recent helicopter-assisted magnetotelluric survey, to identify other target areas to investigate during the next exploration season beginning in October 2025.

Los Azules Exploration Results

Recent exploration results suggest that Los Azules has the potential to expand to the North and South of the current 2023 PEA pit shell as well as at depth. Drill highlights were published in a press release dated August 8, 2024.

Additionally, 2 miles east of the current Los Azules 2023 PEA perimeter, the Company has identified a new porphyry copper system named Tango. Tango exhibits the five key characteristics of a porphyry system: multiple intrusives, porphyry copper alteration, veining, geochemical anomalies, and a distinct geophysical signature.

Feasibility Study and Construction

In December 2024, the environmental impact statement for the construction and operation of Los Azules was issued by San Juan’s Provincial Government’s Ministry of Mines. This represents a key environmental permitting milestone, and with this approval in place, Los Azules is advancing toward the publication of a definitive feasibility study, with the potential start of construction as early as 2026.

Large Investment Incentive Regime (RIGI)

The RIGI aims to attract domestic and foreign investment to several sectors in Argentina, including the minerals industry, enhancing resource exploration and production, creating job opportunities and increasing energy security. On February 11, 2025, McEwen Copper, through its wholly owned subsidiary, Andes Corporación Minera S.A., applied for admission to RIGI. If approved, the Los Azules project would become eligible for a range of fiscal and regulatory benefits, including a reduction in the corporate income tax rate from 35% to 25%, exemption from sales tax payments during the construction phase, elimination of export duties, and relief from the requirement to repatriate export proceeds. Additionally, the project would benefit from a 30-year tax stability guarantee and access to international arbitration for dispute resolution.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended March 31, 2025
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$9,094	$10,511	$19,605
In‑mine exploration	67	—	67
Capitalized mine development (sustaining)	7,597	2,338	9,935
Capital expenditures on plant and equipment (sustaining)	665	—	665
Sustaining leases	13	(75)	(62)
All‑in sustaining costs	$17,436	$12,774	$30,210
Ounces sold, including stream (GEO)	7,935	5,101	13,036
Cash cost per ounce sold ($/GEO)	$1,146	$2,061	$1,504
AISC per ounce sold ($/GEO)	$2,197	$2,504	$2,318

	Three months ended March 31, 2024
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$13,268	$11,842	$25,110
In‑mine exploration	799	—	799
Capitalized underground mine development (sustaining)	—	2,302	2,302
Capital expenditures on plant and equipment (sustaining)	551	—	551
Sustaining leases	21	539	560
All‑in sustaining costs	$14,639	$14,683	$29,322
Ounces sold, including stream (GEO)	12,190	7,614	19,804
Cash cost per ounce sold ($/GEO)	$1,088	$1,555	$1,268
AISC per ounce sold ($/GEO)	$1,201	$1,928	$1,481

	Three months ended March 31,
	2025	2024

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales	$56,588	$47,884
Mine site reclamation, accretion and amortization	67	304
Site exploration expenses	1,330	2,104
Capitalized underground mine development (sustaining)	8,761	7,331
Less: Depreciation	(694)	(799)
Capital expenditures (sustaining)	920	1,200
All‑in sustaining costs	$66,972	$58,024
Ounces sold (GEO)	21,977	29,802
Cash cost per ounce sold ($/GEO)	$2,575	$1,607
AISC per ounce sold ($/GEO)	$3,047	$1,947

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

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended March 31,
	2025	2024

	(in thousands)
Net loss before income and mining taxes	$(7,349)	$(22,940)
Less:
Depreciation and depletion	6,171	10,278
Loss from investment in McEwen Copper Inc. (Note 9)	8,578	18,012
Interest expense	1,309	972
Adjusted EBITDA	$8,709	$6,322
Weighted average shares outstanding (thousands)	53,270	49,440
Adjusted EBITDA per share	$0.16	$0.13

Average realized price

The term average realized price per ounce used in this report is also a non-GAAP financial measure. We prepare this measure to evaluate our performance against the market (London P.M. Fix). The average realized price for our 100% owned properties is calculated as gross sales of gold and silver, less streaming revenue, divided by the number of net ounces sold in the period, less ounces sold under streaming agreements.

The following tables reconcile average realized prices to the most directly comparable U.S. GAAP measure, which is revenue from gold and silver sales.

	Three months ended March 31,
	2025	2024

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$35,696	$41,228
Less: revenue from gold sales, stream	231	380
Revenue from gold and silver sales, excluding stream	$35,465	$40,848
GEOs sold	13,036	19,804
Less: gold ounces sold, stream	382	639
GEOs sold, excluding stream	12,654	19,165
Average realized price per GEO sold, excluding stream	$2,803	$2,131

	Three months ended March 31,
	2025	2024

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$45,701	$40,176
Silver sales	26,202	25,751
Gold and silver sales	$71,903	$65,927
Gold ounces sold	13,971	18,146
Silver ounces sold	718,383	1,031,639
GEOs sold	21,977	29,802
Average realized price per gold ounce sold	$3,271	$2,214
Average realized price per silver ounce sold	$36.47	$24.96
Average realized price per GEO sold	$3,272	$2,212

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

The were no significant changes in our critical accounting policies or estimates since December 31, 2024. For further details on the Company’s accounting policies and estimates, refer to the Form 10-K for the year ended December 31, 2024.

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

Included among the forward-looking statements and information that we may provide is production guidance. From time to time the Company provides guidance on operations, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

●	gold and silver price forecasts.
●	average gold and silver grade mined, using a resource model.
●	average grade processed by the crushing facility (Gold Bar) or milling facility (San José mine and Fox Complex).
●	expected tonnes moved and strip ratios.
●	available stockpile material (grades, tonnes, and accessibility).
●	estimates of in process inventory (either on the leach pad or plant for Gold Bar, or in the mill facility for the San José mine and the Fox Complex).
●	estimated leach recovery rates and leach cycle times (Gold Bar).
●	estimated mill recovery rates (San José mine and Fox Complex).
●	dilution of material processed.
●	internal and contractor equipment and labor availability.
●	seasonal weather patterns.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31, 2024 and other reports filed with the SEC, and the following:

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.4% ownership in McEwen Copper as of March 31, 2025, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended March 31, 2025, the Canadian dollar and Mexican peso appreciated by 0.2% and 1.9%, respectively, while the Argentine peso depreciated by 4.0% against the U.S. dollar. In the same period of 2024, the Mexican peso appreciated by 2.1%, while the Canadian dollar and Argentine peso depreciated by 0.2% and 6.1%, respectively, against the U.S. dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $0.9 million (CAD 1.2 million) and $0.2 million (MXN 4.3 million), respectively, as at March 31, 2025. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

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

In February 2025, we raised gross proceeds of $110.0 million through the issuance of Convertible Senior Notes due August 15, 2030, as further described in Note 10 to the Consolidated Financial Statements. In connection with the offering, we entered into separate Capped Call Transactions intended to offset potential dilution upon conversion of the Convertible Notes. These transactions, which are subject to customary anti-dilution adjustments, cover the aggregate number of shares of common stock initially underlying the Convertible Notes.

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $35.7 million for the three months ended March 31, 2025, a 10% change in the price of gold and silver would have had an impact of approximately $3.6 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At March 31, 2025, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of March 31, 2025, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2025, we have surety bonds of $46.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.4% of their value and require a deposit of 7.3% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of the $110.0 million convertible notes due 2030, the $20.0 million term loan facility, and various equipment leases. As the convertible notes and term loan have fixed coupons, we consider our interest rate risk exposure to be insignificant at this time.

Item 4. CONTROLS AND PROCEDURES

Overview

We are in the process of remediating the material weakness in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended, the “Annual Report”), the completion of which should enable the Company’s certifying officers to again confirm the effectiveness of the Company’s disclosure controls and procedures discussed below. During the quarter ended March 31, 2025, the Company redesigned its internal controls around income taxes and added additional layers of review by adding human resources and engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts. The newly designed control procedures and additional remediation efforts will be tested over a sufficient number of instances to be considered effective.

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the extent of the material weakness identified in internal control over financial reporting and previously disclosed in Part II, Item 9A of the Company’s Annual Report that continued to exist as of March 31, 2025, the Company’s disclosure controls and procedures were not effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report, herein and other reports we have filed with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended March 31, 2025, and through the filing of this report were previously reported in reports the Company has filed with the Securities and Exchange Commission.

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

Item 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2025, there was no information required to be disclosed in a report on Form8-K which was not disclosed in a report on Form 8-K.
(b)	During the quarter ended March 31, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

10.2

Indenture between McEwen Mining Inc. and US Bank Trust Company, National Association, dated as of February 11, 2025 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on February 11, 2025, Exhibit 4.1, File No. 001-33190).

10.3	Form of Capped Call Confirmation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 11, 2025, Exhibit 10.1, File No. 001-33190).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95*	Mine safety disclosure.
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MCEWEN MINING INC.

/s/ Robert R. McEwen
Date: May 7, 2025	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: May 7, 2025	By: Perry Ing,
Interim Chief Financial Officer