Form 10-K/A
period 2024-12-31
McEwen Mining Inc.
filed 2025-06-27
CIK 314203

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

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or IFRS Accounting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2024, 2023 and 2022 and accordingly, the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2024 and 2023, and the related Statements of Profit (Loss) and Other Comprehensive Income, Statements of Changes in Equity, and Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

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

23.19+	Consent of Independent Auditors.
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, interim chief financial officer.
32+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95*	Mine safety disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2025, Exhibit 95, File No. 001-33190).
99.1+	Audited Financial Statements of Minera Santa Cruz S.A for the years ended December 31, 2024 and 2023, with report of Independent Auditor.
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*        Previously filed with or incorporated by reference in the original filing filed on March 14, 2025.

+        Filed or furnished with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN MINING INC.

	By:	/s/ Perry Y. Ing
Dated: June 27, 2025		Perry Y. Ing, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4