Form 10-Q
period 2025-06-30
McEwen Inc.
filed 2025-08-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-33190

McEWEN INC.

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

As of August 6, 2025, there were 54,106,415 shares of common stock outstanding.

McEWEN INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

McEWEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share, and shares)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from gold and silver sales	$46,700	$47,476	$82,396	$88,704
Production costs applicable to sales	(27,733)	(32,066)	(47,338)	(57,176)
Depreciation and depletion	(6,686)	(4,652)	(12,707)	(14,759)
Gross profit	12,281	10,758	22,351	16,769

OTHER OPERATING INCOME (EXPENSES):
Advanced projects	(895)	(2,990)	(2,579)	(5,444)
Exploration	(5,392)	(4,984)	(9,073)	(8,855)
General and administrative	(5,046)	(4,461)	(8,415)	(8,534)
Loss from investment in McEwen Copper Inc. (Note 9)	(6,978)	(16,816)	(15,556)	(34,828)
Income from investment in Minera Santa Cruz S.A. (Note 9)	3,596	4,701	4,106	5,979
Depreciation	(167)	(158)	(317)	(329)
Reclamation and remediation (Note 11)	(774)	3	(1,532)	(687)
	(15,656)	(24,705)	(33,366)	(52,698)
Operating loss	(3,375)	(13,947)	(11,015)	(35,929)

OTHER INCOME (EXPENSES):
Interest and other finance expenses, net	(1,746)	(1,734)	(3,032)	(2,604)
Other income (Note 3)	7,050	310	8,627	222
Total other income (expenses)	5,304	(1,424)	5,595	(2,382)
Income (loss) before income and mining taxes	1,929	(15,371)	(5,420)	(38,311)
Income and mining tax recovery (Note 17)	1,111	2,376	2,190	4,933
Net income (loss) after income and mining taxes	$3,040	$(12,995)	$(3,230)	$(33,378)
Net income (loss) per share (Note 13):
Basic and diluted	$0.06	$(0.26)	$(0.06)	$(0.67)
Weighted average common shares outstanding (thousands) (Note 13):
Basic	53,968	49,718	53,623	49,580
Diluted	54,022	49,718	53,623	49,580

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars and shares)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$53,554	$13,692
Marketable securities (Note 5)	15,967	1,617
Receivables, prepaids and other current assets (Note 6)	6,771	7,486
Due from McEwen Copper Inc. (Note 14)	7,242	286
Inventories (Note 7)	24,134	18,111
Total current assets	107,668	41,192
Mineral property interests and plant and equipment, net (Note 8)	220,488	210,922
Investment in McEwen Copper Inc. (Note 9)	283,391	298,947
Investment in Minera Santa Cruz S.A. (Note 9)	103,714	101,854
Inventories (Note 7)	16,332	7,834
Restricted cash (Note 4)	3,996	3,772
Other assets	33	102
TOTAL ASSETS	$735,622	$664,623

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,905	$28,448
Reclamation and remediation liabilities (Note 11)	6,875	4,988
Contract liability (Note 16)	—	3,544
Flow-through share premium (Note 12)	2,107	5,447
Tax liabilities	2,237	4,478
Lease liabilities	727	788
Total current liabilities	45,851	47,693
Long-term debt, net of issuance costs (Note 10)	125,772	40,000
Reclamation and remediation liabilities (Note 11)	41,054	41,075
Deferred tax liabilities	34,364	36,630
Lease liabilities	1,099	1,323
Other liabilities	3,003	2,927
Total liabilities	$251,143	$169,648

Shareholders’ equity:
Common shares: 54,098 as at June 30, 2025 (in thousands) (Note 12)	$1,797,436	$1,804,702
Accumulated deficit	(1,312,957)	(1,309,727)
Total shareholders’ equity	484,479	494,975
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$735,622	$664,623

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended June 30, 2024 and 2025	Shares	Amount	Deficit	Total
Balance, March 31, 2024	49,440	$1,768,927	$(1,286,419)	$482,508
Stock-based compensation	100	1,321	—	1,321
Exercise of warrants	—	1	—	1
Sale of flow-through shares (Note 12)	1,533	14,374	—	14,374
Net loss	—	—	(12,995)	(12,995)
Balance, June 30, 2024	51,073	$1,784,623	$(1,299,414)	$485,209

Balance, March 31, 2025	53,935	$1,795,834	$(1,315,997)	$479,837
Stock-based compensation	110	1,202	—	1,202
Shares issued for debt refinancing (Note 10)	53	400	—	400
Net income	—	—	3,040	3,040
Balance, June 30, 2025	54,098	$1,797,436	$(1,312,957)	$484,479

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Six months ended June 30, 2024 and 2025	Shares	Amount	Deficit	Total
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$502,420
Stock-based compensation	100	1,785	—	1,785
Exercise of warrants	—	8	—	8
Sale of flow-through shares (Note 12)	1,533	14,374	—	14,374
Net loss	—	—	(33,378)	(33,378)
Balance, June 30, 2024	51,073	$1,784,623	$(1,299,414)	$485,209

Balance, December 31, 2024	53,054	$1,804,702	$(1,309,727)	$494,975
Stock-based compensation	123	1,380	—	1,380
Investment in Goliath Resources Limited (Note 5)	868	6,068	—	6,068
Purchase of capped call options (Note 10)	—	(15,114)	—	(15,114)
Shares issued for debt refinancing (Note 10)	53	400	—	400
Net loss	—	—	(3,230)	(3,230)
Balance, June 30, 2025	54,098	$1,797,436	$(1,312,957)	$484,479

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,230)	$(33,378)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	15,556	34,828
Income from investment in Minera Santa Cruz S.A. (Note 9)	(4,106)	(5,979)
Depreciation, amortization and depletion	13,024	15,088
Unrealized gain on marketable securities (Note 5)	(6,453)	(284)
Foreign exchange loss (gain)	(112)	702
Reclamation accretion and adjustments to estimate	2,449	216
Income and mining tax recovery (Note 17)	(5,650)	(5,816)
Non-cash interest expense	528	—
Stock-based compensation	1,380	1,785
Other	—	270
Changes in non-cash working capital items:
Change in inventories	(13,170)	(189)
Change in other assets related to operations	(1,117)	(3,308)
Change in accounts payable and accrued liabilities	5,457	2,124
Change in deferred revenue	(3,544)	—
Change in flow-through premium liability	(3,340)	(886)
Change in other liabilities related to operations	874	2,314
Cash provided by (used in) operating activities	$(1,454)	$7,487

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	(24,183)	(11,206)
Advances to related parties (Note 14)	(5,056)	—
Investment in marketable securities (Note 5)	(1,997)	—
Dividends received from Minera Santa Cruz S.A. (Note 9)	2,246	—
Proceeds from sale of marketable securities	168	82
Cash used in investing activities	$(28,822)	$(11,124)

Cash flows from financing activities:
Proceeds from senior convertible notes (Note 10)	110,000	—
Convertible notes financing costs (Note 10)	(4,123)	—
Principal repayment on long-term debt	(20,000)	—
Purchase of capped call options (Note 10)	(15,114)	—
Issuance of flow-through common shares, net of issuance costs (Note 12)	—	20,424
Payment of finance lease obligations	(513)	(394)
Proceeds from exercise of warrants	—	8
Cash provided by financing activities	$70,250	$20,038
Effect of exchange rate change on cash and cash equivalents	112	(702)
Increase in cash, cash equivalents and restricted cash	40,086	15,699
Cash, cash equivalents and restricted cash, beginning of period	17,464	27,510
Cash, cash equivalents and restricted cash, end of period	$57,550	$43,209

Supplemental disclosure of cash flow information:
Cash received (paid) during the period:
Interest paid	$(1,143)	$(1,945)
Interest received	693	629
Taxes paid	(1,940)	(401)

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Inc. (the “Company”), through its predecessor entity, US Gold Corporation, was organized under the laws of the State of Colorado on July 24, 1979. Effective July 7, 2025, the Company changed its name from “McEwen Mining Inc.” to “McEwen Inc.” The Company is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of June 30, 2025, the Company also owns a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC under the equity method of accounting.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) for the three and six months ended June 30, 2025, and 2024, the unaudited Consolidated Balance Sheet as at June 30, 2025 and the Consolidated Balance Sheet as at December 31, 2024, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025, and 2024, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and 2024, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method. Certain prior period amounts have been reclassified for consistency with current period presentation in the unaudited Consolidated Statements of Cash Flows. The reclassifications had no impact on reported results.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended June 30, 2025	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$27,523	$19,177	$—	$—	$—	$46,700
Production costs applicable to sales (1)	(14,020)	(13,713)	—	—	—	(27,733)
Depreciation and depletion (1)	(1,137)	(5,549)	—	—	—	(6,686)
Gross profit (loss)	12,366	(85)	—	—	—	12,281

Advanced projects (1)	—	—	(895)	—	—	(895)
Exploration (1)	(2,529)	(2,863)	—	—	—	(5,392)
Income (loss) from equity method investments (2)	—	—	—	3,596	(6,978)	(3,382)
Other segment items (3)	(418)	(1,406)	(1,680)	—	—	(3,504)
Segment profit (loss)	$9,419	$(4,354)	$(2,575)	$3,596	$(6,978)	$(892)

Unallocated amounts:

General and administrative (4)						(3,998)
Depreciation (5)						(111)
Interest and other finance expense, net						(1,414)
Other income						8,344
Income before income and mining taxes						$1,929

Capital expenditures	$870	$8,758	$21	$—	$—	$9,649

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Six months ended June 30, 2025	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$49,913	$32,483	$—	$—	$—	$82,396
Production costs applicable to sales (1)	(23,113)	(24,225)	—	—	—	(47,338)
Depreciation and depletion (1)	(2,315)	(10,392)	—	—	—	(12,707)
Gross profit (loss)	24,485	(2,134)	—	—	—	22,351

Advanced projects (1)	—	—	(2,579)	—	—	(2,579)
Exploration (1)	(3,950)	(5,123)	—	—	—	(9,073)
Income (loss) from equity method investments (2)	—	—	—	4,106	(15,556)	(11,450)
Other segment items (3)	(836)	(1,753)	(2,611)	—	—	(5,200)
Segment profit (loss)	$19,699	$(9,010)	$(5,190)	$4,106	$(15,556)	$(5,951)

Unallocated amounts:

General and administrative (4)						(6,408)
Depreciation (5)						(221)
Interest and other finance expense, net						(2,724)
Other income						9,884
Loss before income and mining taxes						$(5,420)

Capital expenditures	$9,133	$15,012	$38	$—	$—	$24,183

Three months ended June 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$29,686	$17,790	$—	$—	$—	$47,476
Production costs applicable to sales (1)	(19,170)	(12,896)	—	—	—	(32,066)
Depreciation and depletion (1)	(434)	(4,218)	—	—	—	(4,652)
Gross profit	10,082	676	—	—	—	10,758

Advanced projects (1)	—	—	(2,990)	—	—	(2,990)
Exploration (1)	(2,547)	(2,437)	—	—	—	(4,984)
Income (loss) from equity method investments (2)	—	—	—	4,701	(16,816)	(12,115)
Other segment items (3)	(259)	113	16	—	—	(130)
Segment profit (loss)	$7,276	$(1,648)	$(2,974)	$4,701	$(16,816)	$(9,461)

Unallocated amounts:

General and administrative (4)						(5,172)
Depreciation (5)						(119)
Interest and other finance expense, net						(817)
Other income						198
Loss before income and mining taxes						$(15,371)

Capital expenditures	$520	$5,424	$740	$—	$—	$6,684

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Six months ended June 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$54,964	$32,540	$1,200	$—	$—	$88,704
Production costs applicable to sales (1)	(32,437)	(24,739)	—	—	—	(57,176)
Depreciation and depletion (1)	(6,470)	(8,289)	—	—	—	(14,759)
Gross profit (loss)	16,057	(488)	1,200	—	—	16,769

Advanced projects (1)	—	—	(5,444)	—	—	(5,444)
Exploration (1)	(3,628)	(5,227)	—	—	—	(8,855)
Income (loss) from equity method investments (2)	—	—	—	5,979	(34,828)	(28,849)
Other segment items (3)	(693)	249	(761)	—	—	(1,205)
Segment profit (loss)	$11,736	$(5,466)	$(5,005)	$5,979	$(34,828)	$(27,584)

Unallocated amounts:

General and administrative (4)						(8,377)
Depreciation (5)						(250)
Interest and other finance expense, net						(1,650)
Other expense						(450)
Loss before income and mining taxes						$(38,311)

Capital expenditures	$1,449	$8,204	$1,553	$—	$—	$11,206

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of McEwen Copper and MSC on a 100% basis are presented in Note 9 Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest and other (income) expenses
e.	Foreign currency loss (gain)
(4)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(5)	Depreciation is attributable to the corporate assets and other non-productive assets.

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024
USA	$114,550	$100,488	$27,523	$29,686	$49,913	$54,964
Canada	94,201	89,822	19,177	17,790	32,483	32,540
Mexico	32,098	32,320	—	—	—	1,200
Argentina (2)(3)	387,105	400,801	—	—	—	—
Total consolidated	$627,954	$623,431	$46,700	$47,476	$82,396	$88,704

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes Investment in MSC of $103.7 million (December 31, 2024 – $101.9 million) and Investment in McEwen Copper of $283.4 million (December 31, 2024 – $298.9 million).
(3)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 Equity Method Investments.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER INCOME

The following is a summary of other income for the three and six months ended June 30, 2025, and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unrealized and realized gain on investments	$4,715	$461	$6,450	$259
Foreign currency gain (loss)	2,221	(485)	1,926	(394)
Other income	114	334	251	357
Total other income	$7,050	$310	$8,627	$222

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Cash and cash equivalents and restricted cash held in USD	$55,279	$15,578
Cash and cash equivalents and restricted cash held in CAD	1,628	1,501
Cash and cash equivalents held in other currencies	643	385
Total cash and cash equivalents and restricted cash	$57,550	$17,464

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the six months ended June 30, 2025, and 2024:

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	gain on	June 30,
	2024	period	period	securities held	2025
Equity securities	$1,206	$7,463	$(168)	$5,386	$13,887
Warrants	411	982	(380)	1,067	2,080
Total marketable securities	$1,617	$8,445	$(548)	$6,453	$15,967

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	gain on	June 30,
	2023	period	period	securities held	2024
Equity securities	$1,743	$—	$(82)	$284	$1,945

On March 10, 2025, the Company acquired 5,181,347 units of Goliath Resources Limited (TSX-V: GOT) (“Goliath Resources”) in exchange for 868,056 common shares of the Company. Each unit consists of one common share and one-half of one warrant. Each whole warrant entitles the Company to purchase one common share of Goliath Resources at a price of C$2.50 for a period of twelve months following the closing of the offering, expiring on March 10, 2026. The acquired securities were subject to a contractual sale restriction for a period of four months following the closing date. Following the closing, as at March 10, 2025, the Company held an approximate 4% ownership interest in Goliath Resources. The Company recognized a day one gain of $0.9 million on the difference between the transaction price and fair value of units received.

On March 27, 2025, the Company participated in two private placement offerings by Canadian Gold Corp (TSX-V: CGC) (“Canadian Gold”), acquiring 8,823,529 common shares and 2,941,176 units for a total investment of $1.4 million. Each unit consists of one common share and one non-transferable share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of C$0.22 per share up to March 27, 2026. The acquired securities are subject to a contractual sale restriction for a period of four months following the closing date. Following the

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

closing, as at March 27, 2025, the Company held an approximate 6% ownership interest in Canadian Gold. The Company recognized a day one gain of $0.5 million on the difference between the transaction price and fair value of units received.

On April 28, 2025, the Company exercised 9,200,000 warrants of Inventus Mining Corp. (TSX-V: IVS) to acquire an equal number of common shares at an exercise price of C$0.09 per warrant, for total consideration of $0.6 million. In connection with this transaction, the Company also received 9,200,000 additional warrants of Inventus Mining Corp., each entitling the holder to acquire one common share at an exercise price of C$0.12 per share, expiring on November 6, 2026.

Subsequent to June 30, 2025, the Company exercised 800,000 warrants of Inventus Mining Corp. (TSX-V: IVS) to acquire an equal number of common shares at an exercise price of C$0.09 per warrant, for total consideration of $0.1 million.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Government sales tax receivable	$2,677	$3,918
Prepaids and other assets	4,094	3,568
Receivables, prepaids and other current assets	$6,771	$7,486

NOTE 7 INVENTORIES

Inventories as at June 30, 2025, and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
Material on leach pads	$24,224	$13,453
In-process inventory	7,419	2,551
Stockpiles	948	1,112
Precious metals	1,207	2,312
Materials and supplies	6,668	6,517
	$40,466	$25,945
Less: long-term portion	16,332	7,834
Current portion	$24,134	$18,111

The Company did not have any inventory write-downs during the six months ended June 30 2025. During the six months ended June 30, 2024, inventories at Fox Complex and Gold Bar operations were written down by $0.8 million and $nil, respectively, to their estimated net realizable values. Of these write-downs, a total of $0.6 million was included in production costs applicable to sales and $0.2 million was included in depreciation and depletion in the Statements of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the Regulation S-K 1300 requirements of the SEC. If proven and probable reserves or economically viable deposits exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units-of-production method upon commencement of production. The Company’s Gold Bar mine and San José properties have proven and probable reserves estimated in accordance with Regulation S-K 1300. The mineral properties associated with the Fox Complex include the Froome and Black Fox mines, the Grey Fox deposit, and the Stock property. The Fox Complex is depleted and depreciated using the units-of-production method over the estimated production for the remaining life of the mine, as the project does not have proven and probable reserves that conform to the guidance under Regulation S-K 1300.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

During the six months ended June 30, 2025, no indicators of impairment were noted for any of the Company’s mineral property interests.

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

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three and six months ended June 30, 2025, and 2024, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
McEwen Copper (100%)
Advanced projects	$(12,236)	$(37,547)	$(33,507)	$(85,730)
Other expenses	(1,548)	(1,835)	(2,645)	(3,851)
Foreign exchange gain (loss)	(861)	310	(870)	(3,682)
Interest and other income (expense)(1)	(381)	3,841	3,525	20,295
Loss before tax	$(15,026)	$(35,231)	$(33,497)	$(72,968)
Current and deferred taxes	—	—	—	—
Net loss	$(15,026)	$(35,231)	$(33,497)	$(72,968)

Portion attributable to McEwen Inc.
Loss from investment in McEwen Copper	$(6,978)	$(16,816)	$(15,556)	$(34,828)

(1) Interest and other income (expense) include gains on marketable securities and other finance-related expenses.

Changes in the Company’s investment in McEwen Copper for the six months ended June 30, 2025, and for the year ended December 31, 2024, are as follows:

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Investment, beginning of period	$298,947	$326,147
Additional investment in McEwen Copper	—	14,000
Dilution gain	—	5,777
Attributable net loss from McEwen Copper	(15,556)	(46,977)
Investment, end of period	$283,391	$298,947

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of McEwen Copper as at June 30, 2025, and December 31, 2024, is as follows:

As at	June 30, 2025	December 31, 2024
Current assets	$24,309	$34,067
Total assets	$218,348	$226,329

Current liabilities	$(38,667)	$(14,656)
Total liabilities	$(38,816)	$(14,856)

As at June 30, 2025, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.7 million. This basis difference is attributable to equity method goodwill and not amortized.

Equity method investment in MSC

A summary of the operating results for MSC for the three and six months ended June 30, 2025, and 2024, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$94,886	$74,348	$166,789	$140,274
Production costs applicable to sales	(63,603)	(48,220)	(120,191)	(96,105)
Depreciation and depletion	(10,612)	(14,723)	(21,222)	(23,649)
Gross profit	20,671	11,405	25,376	20,520
Exploration	(2,915)	(3,018)	(5,215)	(5,122)
Other expense(1)	(4,521)	(2,451)	(3,695)	(950)
Income before tax	$13,235	$5,936	$16,466	$14,448
Current and deferred income tax recovery (expense)	(4,850)	4,514	(5,891)	(333)
Net income	$8,385	$10,450	$10,575	$14,115

Portion attributable to McEwen Inc.
Net income	$4,109	$5,120	$5,182	$6,918
Amortization of fair value increments	(523)	(667)	(1,091)	(1,377)
Income tax recovery	10	248	15	438
Income from investment in MSC, net of amortization	$3,596	$4,701	$4,106	$5,979

(1) Other expense includes foreign exchange gains and losses, accretion of asset retirement obligations and other finance-related expenses.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in MSC for the six months ended June 30, 2025, and for the year ended December 31, 2024, are as follows:

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Investment, beginning of period	$101,854	$93,218
Attributable net income from MSC	5,182	12,072
Amortization of fair value increments	(1,091)	(3,088)
Income tax recovery	15	37
Dividend distribution received	(2,246)	(385)
Investment, end of period	$103,714	$101,854

A summary of the key assets and liabilities of MSC as at June 30, 2025, and December 31, 2024, is as follows:

As at	June 30, 2025	December 31, 2024
Current assets	$145,140	$144,327
Total assets	$238,634	$233,003

Current liabilities	$(54,346)	$(57,373)
Total liabilities	$(89,146)	$(89,594)

As at June 30, 2025, the Company's investment in MSC exceeded its proportionate share of the underlying net assets by $30.5 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit-of-production basis.

NOTE 10 DEBT

	June 30, 2025	December 31, 2024
Convertible senior unsecured notes due 2030	$110,000	$—
Term loan facility	20,000	40,000
Debt issuance cost	(4,228)	—
	$125,772	$40,000
Less: current maturities of debt	—	—
Long-term debt	$125,772	$40,000

Term loan facility

On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement (“ARCA”). The amendments refinanced the outstanding $40.0 million loan and included the following revisions:

●	Scheduled repayments of principal under the ARCA were extended by 24 months. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2027, with the remaining outstanding principal repayment on August 31, 2028.
●	On May 6, 2025, the Company issued 53,160 shares of common stock with a value equivalent to $0.4 million or 2% of the outstanding loan balance as at March 31, 2025, to an affiliate of Robert R. McEwen as consideration for the maintenance, continuation, and extension of the maturity date of the loan.
●	The Company was permitted to incur up to $110.0 million in principal borrowings under unsecured convertible senior notes due 2030.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

Following the issuance of the Convertible Notes (as defined below), on February 21, 2025, the Company voluntarily repaid $20.0 million in principal under the ARCA.

Total interest expense related to the term loan for the three and six months ended June 30, 2025, was $0.5 million and $1.3 million, respectively, at an effective interest rate of 11.16%. This included $0.5 million and $1.3 million, respectively, in interest at the contractual coupon rate of 9.75% and $32 thousand and $45 thousand, respectively, related to the amortization of the debt issuance costs. For the three and six months ended June 30, 2024, total interest expense related to the term loan was $0.9 million and $1.9 million, respectively, at an effective interest rate equal contractual rate of 9.75%.

Convertible senior unsecured notes

On February 11, 2025, the Company issued $110.0 million in aggregate principal amount of 5.25% convertible senior unsecured notes due 2030 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting offering-related costs of $4.2 million and cost of a Capped Call Transaction (defined hereinafter) of $15.1 million, were approximately $90.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on August 15 and February 15 of each year, beginning on August 15, 2025, and will mature on August 15, 2030, unless earlier converted, redeemed or repurchased by the Company.

The Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate is 88.9284 shares of common stock per each $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.25 per share, subject to adjustment pursuant to the terms of the Indenture governing the Convertible Notes (the “Indenture”). The conversion rate may not exceed 115.6069 shares under the terms of the Indenture.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the three and six months ended June 30, 2025, was $1.6 million and $2.5 million, respectively, at an effective interest rate of 6.33%, and was comprised of $1.4 million and $2.3 million, respectively, related to the contractual interest coupon and $0.2 million related to the amortization of the debt issuance costs.

As of June 30, 2025, the Convertible Notes had a net carrying amount of $106.1 million and an estimated fair value of $132.2 million. The fair value is based on Level 1 quoted prices in active markets for identical securities.

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

As the Capped Call Transactions are freestanding instruments which are both indexed to the issuer’s own stock and classified in shareholders’ equity, the premiums paid in the Capped Call Transactions were classified as a reduction to the additional paid-in capital and will not be remeasured as long as they continue to meet the conditions for equity classification.

NOTE 11 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at June 30, 2025, the reclamation and remediation liability balances at the properties subject to these obligations were $23.2 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $18.2 million at the Fox Complex and $6.5 million at the El Gallo mine in Mexico (December 31, 2024 – $22.4 million, $16.7 million and $7.0 million, respectively).

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A reconciliation of the Company’s reclamation and remediation liabilities for the six months ended June 30, 2025, and for the year ended December 31, 2024, is as follows:

	June 30,	December 31,
	2025	2024
Reclamation and remediation liabilities, beginning balance	$46,063	$43,021
Acquisitions and divestitures	—	256
Settlements	(341)	(740)
Accretion of liability	1,535	2,757
Revisions to estimates and discount rate	(244)	1,959
Foreign exchange revaluation	916	(1,190)
Reclamation and remediation liabilities, ending balance	$47,929	$46,063
Less: current portion	6,875	4,988
Long-term portion	$41,054	$41,075

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

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of June 30, 2025, the Company incurred a total of $5.4 million in eligible CEE and a total of $9.0 million in eligible CDE (December 31, 2024 – $0.5 million in eligible CEE and $0.8 million in eligible CDE). The remaining CEE and CDE commitments are expected to be fulfilled by the end of 2025.

Investments in Goliath Resources Limited

On March 10, 2025, the Company issued 868,056 common shares to acquire 5,181,347 units of Goliath Resources in a non-brokered private placement. Each unit is comprised of one common share in the capital of Goliath Resources and one-half of one common share purchase warrant. For further information refer to Note 5 Marketable Securities.

NOTE 13 NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the treasury stock method for options and warrants and the if-converted method for the convertible senior unsecured notes. In applying the treasury stock method, instruments with an exercise price greater than the average quoted market price of the common shares for the period are not included in the calculation, as the impact would be anti-dilutive.

For periods in which the Company has reported a net loss, diluted net loss per share is computed in the same manner as basic net loss per share because potentially dilutive instruments, including the conversion option embedded in the convertible senior unsecured notes, are generally anti-dilutive during such periods. Convertible senior unsecured notes were excluded from diluted net income per share calculations for the periods ended June 30, 2025, as the incremental impact of conversion would be anti-dilutive.

For the three months ended June 30, 2025, the weighted average number of common shares was increased by 54,522 incremental shares to reflect the impact of dilutive instruments, while 314,580 options were anti-dilutive and excluded.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the three months ended June 30, 2024, all 868,480 outstanding stock options and all 2,169,926 outstanding warrants were excluded from the computation of diluted loss per share.

For the six months ended June 30, 2025, all 827,347 outstanding stock options and all 167,849 outstanding warrants were anti-dilutive and excluded from the computation of diluted loss per share. Similarly, for the six months ended June 30, 2024, all 868,480 outstanding stock options and all 2,169,926 outstanding warrants were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

The Company recorded the following expense in respect to the related party outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVlaw	$101	$52	$162	$88

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2025	December 31, 2024
REVlaw	$46	$30

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months and are due beginning on January 31, 2027 with the remaining outstanding principal repayment on August 31, 2028. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation, and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025. During the three and six months ended June 30, 2025, the Company paid $0.5 million and $1.1 million, respectively (three and six months ended June 30, 2024 – $0.9 million and $1.9 million, respectively) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below during the periods presented:

	June 30, 2025	December 31, 2024
Receivables from McEwen Copper Inc.	$7,242	$286

As at June 30, 2025, receivables from McEwen Copper Inc. primarily comprised of advances and charges for management, technical, legal, financial, administrative, geological, and engineering services incurred by the Company and billed to McEwen Copper.

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold Corp, an affiliate of Robert R. McEwen and Ian Ball, a director of the Company. For more information, refer to Note 5 Marketable Securities.

On April 28, 2025, the Company exercised 9.2 million of its 10.0 million warrants in Inventus Mining Corp., an affiliate of Robert R. McEwen, Perry Ing, Interim Chief Financial Officer, and Stefan M. Spears, Vice President, Corporate Development. For more information, refer to Note 5 Marketable Securities.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

The following table presents the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$13,887	$2,080	$—	$15,967

	Fair value as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$1,206	$411	$—	$1,617

The fair value measurement of the Company’s convertible senior unsecured notes is presented in Note 10 Debt and is not included in the table above. The carrying value of the term loan approximates its fair value based on its recent refinancing.

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at June 30, 2025, the Company had surety facilities in place to cover its bonding obligations, which include $33.5 million of bonding in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.8 million (C$18.9 million) of bonding in Canada with respect to the Fox Complex.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The terms of the facilities carry an average annual financing fee of 2.4% and require a deposit of 7.3%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2025, the Company recorded $4.0 million in restricted cash in non-current assets as a deposit against the surety facility.

Streaming agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During the six months ended June 30, 2025, the realized gold price from the streaming agreement was $609 per ounce (six months ended June 30, 2024 – $597 per ounce).

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and six months ended June 30, 2025, the Company recorded revenue of $0.3 million and $0.5 million, respectively (three and six months ended June 30, 2024 – $0.4 million and $0.8 million, respectively) related to the gold stream sales.

Flow-through eligible expenses

On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.8 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As at June 30, 2025, the Company has incurred $14.4 million in eligible CEE and CDE and expects to fulfill its remaining obligations by the end of 2025.

Prepayment agreement

On February 1, 2025, the Company extended the existing precious metals purchase agreement with Auramet International LLC. Key terms of the agreement remained unchanged. Under this agreement, the Company may sell the gold on a Spot Basis, on a Forward Basis and on a Supplier Advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three and six months ended June 30, 2025, the Company received net proceeds of $13.5 million and $38.2 million, respectively, from the sales on a Supplier Advance Basis (three and six months ended June 30, 2024 – $nil and $4.8 million, respectively). For the three and six months ended June 30, 2025, the Company recorded revenue of $8.4 million and $38.2 million, respectively, related to the gold sales (three and six months ended June 30, 2024 – $2.0 million and $4.8 million, respectively), with no amounts outstanding under this facility as at June 30, 2025.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

NOTE 17 INCOME AND MINING TAXES

The Company’s income and mining tax recovery for the three and six months ended June 30, 2025, and 2024, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Current:
Domestic	$(2,284)	$459	$(1,397)	$992
Foreign	4,077	—	5,028	—
Total current income and mining tax expense	$1,793	$459	$3,631	$992
Deferred:
Domestic	$—	$—	$—	$—
Foreign	(2,904)	(2,835)	(5,821)	(5,925)
Total deferred income and mining tax recovery	$(2,904)	$(2,835)	$(5,821)	$(5,925)
Total income and mining tax recovery	$(1,111)	$(2,376)	$(2,190)	$(4,933)

The income and mining tax recovery for the three and six months ended June 30, 2025, and 2024, varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions and the non-recognition of deferred tax assets.

For the three and six months ended June 30, 2025, the Company used the annual effective tax rate method to calculate its tax provision. The tax provision also includes discrete adjustments including the amortization of the flow-through shares premium and changes to valuation allowances on various jurisdictions.

NOTE 18 SUBSEQUENT EVENT

On July 27, 2025, the Company entered into a binding letter of intent in respect of a proposed transaction to acquire all of the issued and outstanding securities of Canadian Gold by way of plan of arrangement. Canadian Gold shareholders will have the right to receive 0.0225 of a share of the Company’s common stock for each share of Canadian Gold’s common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen”, the “Company,” “we,” “our,” and “us” refer to McEwen Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three and six months ended June 30, 2025, and compares those to the results for the three and six months ended June 30, 2024. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2024.

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

For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025, and 2024 and to our Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 37.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2025, and 2024 are abbreviated as Q2/25 and Q2/24, respectively, and the reporting periods for the six months ended June 30, 2025, and 2024 are abbreviated as H1/25 and H1/24, respectively.

Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 99:1 for Q2/25 and 81:1 for Q2/24, which is based on the average per ounce price of gold and silver during each period.

OVERVIEW

The Company was organized under the laws of the State of Colorado on July 24, 1979, and is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar mine in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of June 30, 2025, the Company also holds a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC using the equity method of accounting.

In this report, “Au” represents gold; “Ag” represents silver; “oz” represents troy ounce; “t” represents metric tonne; “g/t” represents grams per metric tonne; “ft” represents feet; “m” represents meter; “sq” represents square; and CAD refers to Canadian dollars. All of our financial information is reported in United States (U.S.) dollars unless otherwise noted.

Q2/25 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2/25 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On July 2, 2025, the Company entered into a milling agreement with Inventus Mining Corp. (TSX-V: IVS) for the processing of up to 45,000 tonnes of bulk sample material from Inventus’s 100%-owned Pardo Gold Project. This agreement allows the Company to utilize available milling capacity and maintain stable mill throughput as we transition mining operations to Froome West and Stock.

●	On July 27, 2025, the Company entered into a binding letter of intent in respect of a proposed transaction to acquire all of the issued and outstanding securities of Canadian Gold Corp (TSX-V: CGC) (“Canadian Gold”) by way of plan of arrangement. Canadian Gold shareholders will have the right to receive 0.0225 of a share of the Company’s common stock for each share of Canadian Gold’s common stock.

Operational Highlights

●	Q2/25 consolidated production of 27,554 GEOs, compared to 35,265 GEOs produced in Q2/24. During H1/25, we produced 51,685 GEOs, including 24,643 attributable GEOs from the San José mine(1). Our annual plans include higher production across our operations through the remainder of the year, and we remain on track to deliver 2025 production guidance of 120,000 to 140,000 GEOs.

●	Q2/25 consolidated sales of 28,039 GEOs, compared to 35,182 GEOs sold in Q2/24. During H1/25, we sold 51,854 GEOs, including 24,258 attributable GEOs from the San José mine(1).

●	Fox Complex operational developments include an investment of approximately $5.6 million in our Stock project, which allowed for the completion of the mine portal and initiation of ramp access development, targeting commercial production in 2026. At the Froome mine, production totaled 5,429 GEOs during Q2/25, representing a 35% decrease compared to 8,297 GEOs produced during Q2/24 as mining continues in the lower-grade zones at the bottom of the deposit. For H1/25, Froome produced a total of 10,948 GEOs, compared to annual production guidance of 30,000 to 35,000 GEOs. While Froome production has been planned to increase in the latter half of the year, we are assessing early opportunities for ore at Froome West and Stock as well to derisk the mine plan.

●	At the Gold Bar Mine, we produced 8,405 GEOs during Q2/25, representing a 32% decrease compared to Q2/24, with total production of 16,091 GEOs for H1/25. The decrease in production was primarily due to lower mined and stacked tonnes. 2025 mining operations are focused on the Pick III deposit, which has a higher strip ratio than deposits mined in prior year. Higher production is expected in the second half of 2025 as planned stripping activities reduce and the operation shifts to ore extraction. As a result, the Gold Bar Mine remains on track to achieve its annual production guidance of 40,000 to 45,000 GEOs.

●	At the San José Mine, Q2/25 production of 13,719 attributable GEOs(1) decreased by 6% compared to 14,672 attributable GEOs during Q2/24. The decrease was primarily due to lower processed grades and reduced recovery rates compared to the prior year. With 24,643 attributable GEOs produced in H1/25, the Company reiterates its full-year production guidance of 50,000 to 60,000 attributable GEOs for San José.

●	Work continues towards feasibility at the Los Azules copper project. During H1/25, McEwen Copper completed the final drilling activities required to support the Los Azules feasibility study. The data collected will be used to refine the geotechnical characterization of the deposit and finalize both the mine plan and production schedule. Feasibility study is expected to be published in Q3/25.

●	We continued to meet safety expectations at our 100% owned operating mines. During Q2/25, we did not have any lost-time incidents at the Fox Complex or the Gold Bar Mine.

Financial Highlights

●	Q2/25 revenues of $46.7 million were recognized from the sale of 14,549 GEOs from our 100% owned operations at an average realized price(2) of $3,298 per GEO. This compares to Q2/24 revenues of $47.5 million from the sale of 20,630 GEOs at a realized price of $2,355 per GEO.

●	We reported gross profit of $12.3 million in Q2/25 compared to $10.8 million in Q2/24. This increase was primarily driven by a 14% lower production costs applicable to sales.

●	Net income for Q2/25 was $3.0 million, or $0.06 per share, compared to a net loss of $13.0 million for Q2/24, or $0.26 per share. The improvement was primarily driven by lower expenditures at McEwen Copper Inc., reducing our portion of its recognized loss from $16.8 million in Q2/24 to $7.0 million in Q2/25, and a $6.5 million unrealized gain on our investments in marketable securities, as well as higher gross profit discussed above.

●	Adjusted EBITDA(2) for Q2/25 was $17.3 million, or $0.32 per share, compared to Q2/24 adjusted EBITDA of $7.2 million, or $0.15 per share. Adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine(1).

●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q2/25 were $2,212 and $2,563, respectively. H1/25 cash costs and AISC per GEO sold were $2,142 and $2,534, respectively, as compared to annual guidance ranges of $1,600 to $1,800 and $1,700 to $1,900, respectively. Unit costs are expected to decrease through the year as production increases as planned during H2/25.

●	Gold Bar unit costs: Cash costs(2) and AISC(2) per GEO sold in Q2/25 were $1,679 and $1,792, respectively. H1/25 cash costs and AISC per GEO sold were $1,419 and $1,986, respectively, as compared to annual guidance of $1,500 to $1,700 and $1,700 to $1,900, respectively. The Company expects unit costs to move toward the lower end of the guidance range beginning in mid-Q3/25, when the high-stripping phase at Pick III is anticipated to be completed and more ounces are recovered.

●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q2/25 were $2,310 and $2,842, respectively. H1/25 cash costs and AISC per GEO sold were $2,428 and $2,933, respectively, as compared to full year guidance of $1,600 to $1,800 and $1,900 to $2,100, respectively. As higher planned production is achieved through the remainder of 2025, we expect San José to decrease its unit costs.

Exploration Highlights

●	During the H1/2025, McEwen Copper invested $33.5 million to advance its feasibility study on Los Azules. Including amounts spent by Minera Andes Inc. prior to 2012, and McEwen Mining prior to 2021, we have invested over $420 million to develop Los Azules as a world-class copper deposit.

●	We discovered new high-grade mineralization approximately 650 feet (200 meters) west of the Froome Mine at the Fox Complex (“Froome West”), highlighted by an intercept of 36.0 g/t gold over 10 meters. This discovery is expected to extend Froome’s mine life and supports further resource expansion in the area. Total exploration expenditures for Q2/25 were $2.9 million, which also included 67,000 feet (20,000 meters) of diamond drilling at Grey Fox, primarily focused on the Gibson Zone.

●	We incurred $1.2 million in exploration expenses at the Gold Bar Mine during Q2/25, primarily designed to explore the resource potential of the Jug Handle target within the Gold Bar South deposit, as well as at Taurus and North Hunter target areas. At our Timberline properties, we invested $1.3 million in infill drilling and advancing geological understanding of the Windfall and Lookout Mountain deposits.

(1) At our 49% attributable interest.

(2) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 37.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three and six months ended June 30, 2025, and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$46,700	$47,476	$82,396	$88,704
Production costs applicable to sales (1)	$(27,733)	$(32,066)	$(47,338)	$(57,176)
Gross profit (1)	$12,281	$10,758	$22,351	$16,769
Adjusted EBITDA (2)	$17,309	$7,227	$26,018	$13,550
Adjusted EBITDA per share (2)	$0.32	$0.15	$0.49	$0.27
Net income (loss)	$3,040	$(12,995)	$(3,230)	$(33,378)
Net income (loss) per share	$0.06	$(0.26)	$(0.06)	$(0.67)
Cash from (used in) operating activities	$478	$2,507	$(1,454)	$7,487
Additions to mineral property interests and plant and equipment	$9,649	$6,684	$24,183	$11,206

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 37.

	June 30, 2025	December 31, 2024

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$53,554	$13,692
Current assets	$107,668	$41,192
Current liabilities	$45,851	$47,693
Long-term debt	$125,772	$40,000

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

GEOs produced (1)	27,554	35,265	51,685	68,320
100% owned operations	13,835	20,594	27,042	40,715
San José mine (49% attributable)	13,719	14,672	24,643	27,605
GEOs sold (1)	28,039	35,182	51,854	69,589
100% owned operations	14,549	20,630	27,596	40,434
San José mine (49% attributable)	13,490	14,553	24,258	29,156
Average realized price ($/GEO) (2)(3)	$3,298	$2,355	$3,062	$2,246
P.M. Fix Gold ($/oz)	$3,281	$2,338	$3,069	$2,203
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$1,906	$1,554	$1,715	$1,414
San José mine (49% attributable)	$2,310	$1,624	$2,428	$1,615
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,120	$1,728	$2,210	$1,592
San José mine (49% attributable)	$2,842	$2,032	$2,933	$1,978
Gold : Silver ratio (1)	99 : 1	81 : 1	94 : 1	85 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 99 : 1 for Q2/25 and 81 : 1 for Q2/24.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 37.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED OPERATIONS REVIEW

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue from gold and silver sales: During Q2/25, revenue from our 100%-owned operations decreased by 2% to $46.7 million, from $47.5 million in Q2/24. This was primarily driven by a 29% decrease in GEOs sold and offset by a 40% increase in realized gold prices, from $2,355 per GEO in Q2/24 to $3,298 per GEO in Q2/25.

Production costs applicable to sales: During Q2/25, production costs applicable to sales decreased by 14% to $27.7 million from $32.1 million in Q2/24. This reduction was primarily driven by the lower number of GEOs produced and sold, offset by higher production costs per unit.

Advanced project costs were $0.9 million in Q2/25, a decrease of $2.1 million compared to Q2/24. These costs are related to our Fenix Project which remains on care and maintenance.

Exploration costs were $5.4 million in Q2/25, an increase of $0.4 million compared to Q2/24. Exploration expenditures totaled $2.9 million for diamond drilling at the Gibson zone of the Grey Fox project. In Nevada, $2.5 million was spent on infill drill programs at the Gold Bar Mine and Windfall and Lookout Mountain projects.

Loss from investment in McEwen Copper: During Q2/25, we recorded a loss of $7.0 million from our investments in McEwen Copper, compared to $16.8 million during Q2/24. This loss represents our proportion of McEwen Copper’s net loss, which is driven primarily by exploration expenditures. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Income from investment in MSC: During Q2/25, we recorded an income of $3.6 million from our investment in MSC, compared to $4.7 million during Q2/24. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net: Interest and other finance expenses totaled $1.7 million in Q2/25 and remained comparable to Q2/24.

Other income: Other income of $7.1 million in Q2/25 increased from $0.3 million in Q2/24 mostly due to a $4.7 million gain on our investment in marketable securities and a $2.2 million gain on foreign exchange revaluation of our liabilities.

Income and mining tax recovery: For Q2/25, the Company recorded an income tax recovery of $1.1 million, compared to $2.4 million in Q2/24. The current period recovery primarily reflects the amortization of the flow-through share premium of $2.1 million, partially offset by current income tax expenses.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue from gold and silver sales: During H1/25, revenue from our 100%-owned operations decreased by 7% to $82.4 million, from $88.7 million in H1/24. This was primarily driven by a 32% decrease in GEOs sold and offset by a 36% increase in realized gold prices, from $2,246 per GEO in H1/24 to $3,062 per GEO in H1/25.

Production costs applicable to sales: During H1/25, production costs applicable to sales decreased by 17% to $47.3 million from $57.2 million in H1/24. This reduction was primarily driven by the lower number of GEOs produced and sold, offset by higher production costs per unit.

Advanced project costs were $2.6 million in H1/25, a decrease of $2.8 million compared to H1/24. These costs are related to our Fenix Project which remains on care and maintenance.

Exploration costs totaled $9.1 million in H1/25, comparable to $8.9 million in H1/24. Of this, $5.1 million was spent on diamond drilling at the Gibson Zone of the Grey Fox Project, while $4.0 million was invested in infill drill programs at the Gold Bar Mine and the Windfall and Lookout Mountain projects in Nevada.

Loss from investment in McEwen Copper: During H1/25, we recorded a loss of $15.6 million from our investments in McEwen Copper, compared to $34.8 million during H1/24. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Income from investment in MSC: During H1/25, we recorded an income of $4.1 million from our investment in MSC, compared to $6.0 million during H1/24. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net: Interest and other finance expenses totaled $3.0 million in H1/25, an increase of $0.4 million compared to $2.6 million in H1/24. The increase was primarily driven by accrued interest on the Convertible Senior Notes issued in February 2025.

Other income: Other income of $8.6 million in H1/25 increased from $0.2 million in H1/24 mostly due to a $6.5 million gain on our investment in marketable securities and a $1.9 million gain on foreign exchange revaluation of our liabilities..

Income and mining tax recovery: For H1/25, the Company recorded an income tax recovery of $2.2 million, compared to $4.9 million in H1/24. The current period recovery primarily reflects the amortization of the flow-through share premium of $3.3 million, partially offset by current income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $40.1 million during H1/25, from $17.5 million as at December 31, 2024 to $57.6 million as at June 30, 2025.

Cash used in operating activities of $1.5 million during H1/25 reflects the net loss of $3.2 million for the period, adjusted for non-cash impacts, including net losses from equity method investments of $11.5 million, depreciation, amortization, and depletion of $13.0 million, unrealized gains on marketable securities of $6.5 million, reclamation accretion and adjustments to estimate of $2.4 million, income and mining tax recovery of $5.7 million, stock-based compensation of $1.4 million, and $14.8 million in changes in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $28.8 million during H1/25 consisted of additions to mineral property interests, plant and equipment of $24.2 million, driven primarily by capital development at Fox Complex of $15.0 million and capitalized pre-stripping of $7.6 million at the Gold Bar mine, advances to McEwen Copper of $5.1 milloin and investments in marketable securities of $2.0 million. This was offset by $2.2 million of dividends received from MSC.

Cash provided by financing activities of $70.3 million during H1/25 consisted of $110.0 million in proceeds from the issuance of Senior Convertible Notes, offset by financing costs of $4.1 million, principal repayments on our term loan facility of $20.0 million, $15.1 million purchase of capped call options, and the repayment of finance lease obligations for $0.5 million.

Working capital as at June 30, 2025 was $61.8 million, a $68.3 million increase from negative $6.5 million as at December 31, 2024. The increase in working capital was driven by an increase in cash and cash equivalents of $39.9 million from the issuance of Senior Convertible Notes, as well as a $14.4 million increase in marketable securities, a $7.0 million increase in receivables due from McEwen Copper Inc., a $6.0 million increase in inventories, a $3.5 million decrease in contract liability, and a $3.3 million decrease in flow-through share premium, offset by a $5.5 million increase in accounts payable and accrued liabilities.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar Mine and our exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes the operating and financial results for the Gold Bar Mine for the three and six months ended June 30, 2025, and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Operating Results
Mined mineralized material (kt)	386	650	837	1,328
Average grade (g/t Au)	0.60	1.02	0.76	0.89
Stacked mineralized material (kt)	401	647	870	1,330
Average grade (g/t Au)	0.59	1.02	0.74	0.90
Gold ounces:
Produced	8,405	12,295	16,091	24,010
Sold	8,350	12,510	16,285	24,700
Silver ounces:
Produced	135	169	273	296
Sold	—	—	—	—
GEOs:
Produced	8,406	12,297	16,094	24,013
Sold	8,350	12,510	16,285	24,700
Revenue from gold and silver sales ($000s)	$27,523	$29,686	$49,913	$54,964
Cash costs (1) ($000s)	$14,020	$19,170	$23,113	$32,437
Cash costs per ounce ($/GEO sold) (1)	$1,679	$1,532	$1,419	$1,313
All‑in sustaining costs (1) ($000s)	$14,966	$20,444	$32,334	$34,671
AISC per ounce ($/GEO sold) (1)	$1,792	$1,634	$1,986	$1,404
Gold : Silver ratio	99 : 1	81 : 1	94 : 1	85 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 37.

2025 compared 2024

The Gold Bar Mine produced 8,406 GEOs in Q2/25, a 32% decrease compared to 12,297 GEOs in Q2/24, primarily due to lower mined and stacked tonnes (H1/25 and H1/24 – 16,094 GEOs and 24,013 GEOs, respectively). 2025 mining operations are focused on the Pick III deposit, which has a higher strip ratio than deposits mined in prior year. Higher production is expected in the second half of 2025 as planned stripping activities reduce and the operation shifts to ore extraction.

Revenue from gold and silver sales was $27.5 million in Q2/25, down from $29.7 million in Q2/24, primarily due to a 33% decrease in GEOs sold resulting from lower production volumes, partially offset by a 40% increase in the realized gold price. The same factors impacted revenue for H1/25 compared to H1/24.

Production costs applicable to sales were $14.0 million in Q2/25, down 27% from $19.2 million in Q2/24. The decrease was primarily driven by a 33% reduction in GEOs sold, partially offset by a $3.3 million year-over-year increase in mining contractor costs due to higher stripping costs at Pick III. These same factors also drove the change in production costs for H1/25 compared to H1/24.

Cash costs and AISC per GEO sold in Q2/25 were $1,679 and $1,792 respectively, compared to $1,532 and $1,634 in Q2/24, respectively. The increase in cash costs, and a corresponding increase in AISC, was primarily attributable to the ongoing high-stripping phase at Pick III through Q2 and H1/25. The Company expects unit costs to move toward the lower end of the guidance range beginning in mid-Q3/25, when the high-stripping phase at Pick III is anticipated to be completed.

Exploration Activities

Gold Bar Mine

During Q2/25, exploration activities were focused on drill programs at the Jug Handle target within the Gold Bar South deposit  where significant mineral inventory has been identified in prior campaigns. Additional drilling was conducted at Taurus and North Hunter to evaluate the resource potential across these key areas.

Timberline Properties

During Q2/25, we commenced infill drilling at the Windfall Project to collect sample material for metallurgical testing and to acquire additional geological data on the mineralized zone drilled in 2024. The results of this program will guide follow-up drilling campaigns aimed at delineating a formal resource at Windfall. At Lookout Mountain, reverse circulation drilling was initiated to upgrade existing inferred resources to the indicated category. We also continued exploration activities at Seven Troughs, where we completed digitizing legacy drill logs and initial modeling of clay alteration, which indicates deeper exploration potential at the project.

Canada Segment

The Canada segment is comprised of the Fox Complex gold properties, which includes our Froome underground mine; the Black Fox underground mine, the Stock Project (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; and a number of exploration properties located near the city of Timmins, Ontario, Canada.

Fox Complex

The following table summarizes the operating and financial results for the Fox Complex for the three and six months ended June 30, 2025, and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Operating Results
Mined mineralized material (kt)	67	73	137	152
Average grade (g/t Au)	2.61	2.99	2.82	2.91
Processed mineralized material (kt)	78	105	141	210
Average grade (g/t Au)	2.70	2.71	2.83	2.55
Gold ounces:
Produced	5,422	8,279	10,934	15,752
Sold, excluding stream	5,720	7,440	10,450	14,357
Sold, stream	479	631	862	1,270
Sold, including stream	6,199	8,071	11,311	15,671
Silver ounces:
Produced	631	1,401	1,287	2,526
Sold	—	1,600	46	2,868
GEOs:
Produced	5,429	8,297	10,948	15,782
Sold, excluding stream	5,720	7,440	10,450	14,357
Sold	6,199	8,071	11,311	15,671
Revenue from gold and silver sales ($000s)	$19,177	$17,790	$32,483	$32,540
Cash costs (1) ($000s)	$13,713	$12,896	$24,225	$24,739
Cash costs per ounce ($/GEO sold) (1)	$2,212	$1,588	$2,142	$1,572
All‑in sustaining costs (1) ($000s)	$15,885	$15,213	$28,660	$29,681
AISC per ounce ($/GEO sold) (1)	$2,563	$1,874	$2,534	$1,886
Gold : Silver ratio	99 : 1	81 : 1	94 : 1	85 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 37.

Stock Project

In Q2/25, we invested $5.6 million to advance development at the Stock project, with significant progress on critical underground and surface work to support initial production (H1/25 – $9.7 million). During the period, excavation for the box cut and installation of the mine portal collar were completed, enabling commencement of underground development. Approximately 73 meters of ramp development were completed, advancing towards the East Zone, which will provide the initial ore feed. Additional site activities included drilling and blasting of bedrock for the portal entrance and the completion of ground support installation in the box cut. Supporting infrastructure upgrades were also initiated, including shaft rehabilitation, dewatering systems, power supply extensions, and installation of surface facilities required to support underground operations.

In parallel, we advanced geotechnical, hydrogeological, and environmental studies to inform detailed mine design and permitting compliance. The ramp development is designed to connect the East Zone to the existing Stock Mill, which remains fully permitted and will process ore from Stock, improving mill utilization rates and reducing overall unit costs. Technical planning continues for infill drilling and test stoping in late 2025 to validate grade continuity and support production scheduling. Total capital expenditures incurred to date for the Stock development were approximately $18.8 million, with remaining work on schedule to commence mining activities in 2026.

2025 compared to 2024

The Fox Complex produced 5,429 GEOs from the Froome Mine in Q2/25, representing a 35% decrease from 8,297 GEOs in Q2/24, as mining continues in the lower-grade zones at the bottom of the deposit (H1/25 and H1/24 – 10,948 GEOs and 15,782 GEOs, respectively). With the current production plan targeting mining of higher-grade zones in H2/25, we expect production to improve throughout the year, and are also evaluating near-term opportunities for additional ore from Froome West and Stock to derisk the mine plan.

Revenue from gold sales was $19.2 million for Q2/25, compared to $17.8 million for Q2/24. This increase was primarily driven by a a 40% increase in the average realized gold price, partially offset by a 23% decrease in GEOs sold. The same factors impacted revenue for H1/25 compared to H1/24. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome and Black Fox mines at $613 per ounce during Q2/25 and H1/25.

Production costs applicable to sales were $13.7 million in Q2/25, compared to $12.9 million in Q2/24, representing a 6% increase primarily driven by higher mining expenses due to additional third-party contractors hired to address labor shortages and higher unit costs associated with the fixed cost component of underground development, partially offset by a 23% decrease in GEOs sold. The same factors contributed to the variance between H1/25 and H1/24 production costs.

Cash costs and AISC per GEO sold were $2,212 and $2,563 for Q2/25, respectively, compared to $1,588 and $1,874 for Q2/24. The increase in unit costs was primarily driven by a 23% decrease in GEOs sold. The same factors impacted unit costs on a year-to-date basis, with higher fixed costs spread over fewer ounces sold. Unit costs are expected to decrease throughout the year as planned production increases during H2/25.

Exploration Activities

During Q2/25, we invested $2.9 million in exploration activities. Delineation drilling around the Froome deposit led to the discovery of new high-grade gold mineralization approximately 650 feet (200 meters) west of the existing mine, with drill results including 36.0 g/t gold over 10.0 meters and additional intercepts confirming stacked, sub-vertical lenses that remain open to the west and at depth. This discovery is expected to extend the Froome mine’s life through early 2026 and supports ongoing exploration aimed at expanding resources in the area.

At the Grey Fox property, exploration activities included 67,000 feet (20,000 meters) of diamond drilling, primarily focused on the Gibson Zone, where favorable grades and widths were identified. Our objectives for Q3/25 and the remainder of 2025 will continue to center on delineating near-term resources at Grey Fox, as well as identifying longer-term targets to support future resource growth.

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

The following table sets out certain operating results for the San José mine for the three and six months ended June 30, 2025, and 2024 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Operating Results
San José Mine—100% basis
Stacked mineralized material (kt)	171	168	318	296
Average grade mined (g/t)
Gold	3.9	3.3	3.7	3.6
Silver	208	209	191	218
Processed mineralized material (kt)	182	143	335	269
Average grade processed (g/t)
Gold	3.9	4.4	3.7	4.5
Silver	189	252	185	255
Average recovery (%):
Gold	82.7	86.5	82.2	86.6
Silver	84.0	87.1	83.1	87.7
Gold ounces:
Produced	18,647	17,463	32,804	33,491
Sold	18,204	17,343	32,175	35,489
Silver ounces:
Produced	927,647	1,010,894	1,657,135	1,929,443
Sold	906,118	996,998	1,624,501	2,028,636
GEOs:
Produced	27,997	29,942	50,291	56,337
Sold	27,530	29,699	49,507	59,501
Revenue from gold and silver sales ($000s)	$94,885	$74,348	$166,788	$140,275
Average realized price:
Gold ($/Au oz)	$3,474	$2,509	$3,386	$2,358
Silver ($/Ag oz)	$34.92	$30.93	$35.61	$27.90
Cash costs (1) ($000s)	$63,603	$48,220	$120,191	$96,105
Cash costs per ounce sold ($/GEO) (1)	$2,310	$1,624	$2,428	$1,615
All‑in sustaining costs (1) ($000s)	$78,246	$60,342	$145,218	$117,694
AISC per ounce sold ($/GEO) (1)	$2,842	$2,032	$2,933	$1,978
Gold : Silver ratio	90 : 1	81 : 1	85 : 1	85 : 1

(1)   As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 37 for additional information.

The analysis below compares the operating and financial results of MSC on a 100% basis.

2025 compared to 2024

On a 100% basis, the San José Mine produced 27,997 GEOs in Q2/25, representing an 6% decrease compared to 29,942 GEOs in Q2/24 (H1/25 and H1/24 – 50,291 GEOs and 56,337 GEOs, respectively). This decrease was primarily due to lower mill grades, with gold and silver head grades declining by 12% and 25%, respectively, and an overall 4% decrease in recovery rates for both metals. These impacts were partially offset by a 27% increase in tonnes processed during the period, supported by the installation of a new vertical mill completed in December 2024.

Revenue from gold and silver sales was $94.9 million in Q2/25, compared to $74.3 million in Q2/24. This increase was primarily driven by 38% and 13% higher realized gold and silver prices, offset by a 7% decrease in GEOs sold. The same factors impacted revenue for H1/25 compared to H1/24.

Production costs applicable to sales were $63.6 million in Q2/25, compared to $48.2 million in Q2/24. A 32% increase in production costs was primarily driven by inflation outpacing the devaluation of the Argentine peso, impacting local currency expenditures, and increased reliance on contractors to offset workforce availability, and advancing delineation work at the Odin zone. These impacts were partially offset by a 6% decrease in GEOs sold during the period. Similar trends influenced the year-to-date period.

Cash costs and AISC per GEO sold were $2,310 and $2,842 in Q2/25, respectively, compared to $1,624 and $2,032 Q2/24. The higher unit costs for the quarter and first half of the year both reflect increased operating costs and lower ounces sold, which resulted in higher per-unit cost metrics compared to the same periods in 2024.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q2/25 resulted in an income of $3.6 million, compared to $4.7 million in Q2/24. Despite higher planned unit costs, the favorable metal price environment enabled the operation to maintain a working capital position of $90.8 million as of June 30, 2025 (December 31, 2024 – $87.0 million).

We received $2.2 million in dividends from MSC during H1/25 (H1/24 – $0.4 million).

McEwen Copper Inc.

We own a 46.4% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. We have invested over $420 million in exploration expenditures to develop Los Azules into a world-class copper deposit, including amounts spent by Minera Andes Inc. before 2012 and directly by McEwen Mining prior to 2021.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world's largest undeveloped copper deposits and is located in the western Argentina.

Since 2021, McEwen Copper has been advancing Los Azules through significant additional drilling, numerous studies, social consultation, and permitting; it is now focused on completing a definitive feasibility study, expected to be published in Q3/25. The Los Azules drilling database now contains 685,600 feet (209,000 meters) of drilling. The Los Azules team finalized the mineral resource model supporting our feasibility study following the 2024-25 drilling campaign.

Drilling Program

The 2024-25 campaign comprised 36,000 feet (11,000 meters) of drilling, covering geotechnical, exploration, hydrological, and condemnation work. The objectives were to assess and model the site's water resources, carry out condemnation drilling to evaluate areas designated for the permanent mine infrastructure, and complete geotechnical and geophysical studies.

Los Azules Exploration

Field exploration activities at Los Azules were concluded at the beginning of May, due to the onset of the winter season in western Argentina.

During the most recent campaign, exploration efforts were focused on three key target areas:

•Mercedes – identified as having high potential for hypogene mineralization,

•Tango – with high potential for both hypogene and supergene mineralization, and

•Franca – considered to have moderate potential for hypogene and supergene mineralization.

Preliminary drilling was completed in the Mercedes and Tango zones. These programs are providing valuable geological information and are contributing to the refinement of the broader exploration model.

Following the conclusion of field operations, the team has initiated a comprehensive review and reinterpretation of drill data across the project area. The objective of this work is to enhance the geological understanding of the deposit and to support the definition of new infill and brownfield drilling targets.

In parallel, refinement of geological mapping and surface sampling across all target areas is ongoing and will continue into the next field season. This work is expected to significantly improve drill targeting accuracy.

Additionally, a deep penetration induced polarization survey and ground magnetics campaign covering all defined exploration targets is scheduled for Q4/25, further supporting target delineation efforts.

Regime of Incentive for Investments (“RIGI”)

The RIGI aims to attract both domestic and foreign investment across various sectors in Argentina, including the mining industry, by promoting resource exploration and production, job creation, and energy security. On February 11, 2025, McEwen Copper, through its wholly owned subsidiary Andes Corporación Minera S.A., submitted its application for admission to the RIGI. Following a technical and administrative review process involving five supplementary submissions, on July 11, 2025, the company submitted an optimized and unified version of its application, consolidating the exploration, construction, and operational phases of the Los Azules Project into a single proposal totaling USD 2.7 billion in investment. If approved, the project would be eligible for a series of tax and regulatory benefits, including a reduction in the corporate income tax rate from 35% to 25%, exemption from sales tax during the construction phase, elimination of export duties, and exemption from the obligation to repatriate export revenues. Additionally, the project would benefit from a 30-year fiscal stability guarantee and access to international arbitration for dispute resolution.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

We have included in this report certain non-GAAP performance measures as detailed below. In the gold mining industry, these are common performance measures but do not have any standardized meaning and are considered non-GAAP measures. We use these measures to evaluate our business on an ongoing basis and believe that, in addition to conventional measures prepared in accordance with GAAP, certain investors use such non-GAAP measures to evaluate our performance and ability to generate cash flow. We also report these measures to provide investors and analysts with useful information about our underlying costs of operations and clarity over our ability to finance operations. Accordingly, they are intended to provide additional information and should not be considered in isolation or as a substitute for the most directly comparable measures of performance prepared in accordance with GAAP. There are limitations associated with the use of such non-GAAP measures. We compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP measures supplementally.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$14,020	$13,713	$27,733	$23,113	$24,225	$47,338
In‑mine exploration	67	—	67	67	—	67
Capitalized mine development (sustaining)	—	2,140	2,140	7,597	4,478	12,075
Capital expenditures on plant and equipment (sustaining)	870	—	870	1,535	—	1,535
Sustaining leases	9	32	41	22	(43)	(21)
All‑in sustaining costs	$14,966	$15,885	$30,851	$32,334	$28,660	$60,994
Ounces sold, including stream (GEO)	8,350	6,199	14,549	16,285	11,311	27,596
Cash cost per ounce sold ($/GEO)	$1,679	$2,212	$1,906	$1,419	$2,142	$1,715
AISC per ounce sold ($/GEO)	$1,792	$2,563	$2,120	$1,986	$2,534	$2,210

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$19,170	$12,896	$32,066	$32,437	$24,739	$57,176
In‑mine exploration	507	—	507	587	—	587
Capitalized underground mine development (sustaining)	—	2,102	2,102	—	4,405	4,405
Capital expenditures on plant and equipment (sustaining)	735	134	869	1,594	271	1,865
Sustaining leases	32	81	113	53	266	319
All‑in sustaining costs	$20,444	$15,213	$35,657	$34,671	$29,681	$64,352
Ounces sold, including stream (GEO)	12,510	8,120	20,630	24,700	15,734	40,434
Cash cost per ounce sold ($/GEO)	$1,532	$1,588	$1,554	$1,313	$1,572	$1,414
AISC per ounce sold ($/GEO)	$1,634	$1,874	$1,728	$1,404	$1,886	$1,592

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - cash costs	$63,603	$48,220	$120,191	$96,105
Mine site reclamation, accretion and amortization	136	361	203	665
Site exploration expenses	1,825	1,890	3,155	3,321
Capitalized underground mine development (sustaining)	9,086	7,049	17,847	14,380
Less: Depreciation	(658)	(621)	(1,352)	(1,420)
Capital expenditures (sustaining)	4,254	3,443	5,174	4,643
All‑in sustaining costs	$78,246	$60,342	$145,218	$117,694
Ounces sold (GEO)	27,530	29,699	49,507	59,501
Cash cost per ounce sold ($/GEO)	$2,310	$1,624	$2,428	$1,615
AISC per ounce sold ($/GEO)	$2,842	$2,032	$2,933	$1,978

Adjusted EBITDA and adjusted EBITDA per share

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure and does not have any standardized meaning. We use adjusted EBITDA to evaluate our operating performance and ability to generate cash flow from our gold operations in production, including the San José mine; we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our precious metal operations and capital activities separately from our copper exploration operations. The most directly comparable measure prepared in accordance with GAAP is net loss before income and mining taxes. Adjusted EBITDA is calculated by adding back McEwen Copper's income or loss impacts on our consolidated income or loss before income and mining taxes.

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Income (loss) before income and mining taxes	$1,929	$(15,371)	$(5,420)	$(38,311)
Less:
Depreciation and depletion	6,853	4,810	13,024	15,088
Loss from investment in McEwen Copper Inc. (Note 9)	6,978	16,816	15,556	34,828
Interest expense	1,549	972	2,858	1,945
Adjusted EBITDA	$17,309	$7,227	$26,018	$13,550
Weighted average shares outstanding (thousands)	53,968	49,718	53,623	49,580
Adjusted EBITDA per share	$0.32	$0.15	$0.49	$0.27

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

The following tables reconcile average realized prices to the most directly comparable U.S. GAAP measure, which is revenue from gold and silver sales.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$46,700	$47,476	$82,396	$88,704
Less: revenue from gold sales, stream	294	379	525	758
Revenue from gold and silver sales, excluding stream	$46,406	$47,097	$81,871	$87,946
GEOs sold	14,549	20,630	27,596	40,434
Less: gold ounces sold, stream	479	631	862	1,270
GEOs sold, excluding stream	14,070	19,999	26,734	39,164
Average realized price per GEO sold, excluding stream	$3,298	$2,355	$3,062	$2,246

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$63,239	$43,508	$108,940	$83,683
Silver sales	31,646	30,840	57,848	56,591
Gold and silver sales	$94,885	$74,348	$166,788	$140,275
Gold ounces sold	18,204	17,343	32,175	35,489
Silver ounces sold	906,118	996,998	1,624,501	2,028,636
GEOs sold	27,530	29,699	49,507	59,501
Average realized price per gold ounce sold	$3,474	$2,509	$3,386	$2,358
Average realized price per silver ounce sold	$34.92	$30.93	$35.61	$27.90
Average realized price per GEO sold	$3,447	$2,503	$3,369	$2,358

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.4% ownership in McEwen Copper as of June 30, 2025, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended June 30, 2025, the Canadian dollar and Mexican peso appreciated by 5.1% and 8.5%, respectively, while the Argentine peso depreciated by 10.1% against the U.S. dollar. In the same period of 2024, the Mexican peso depreciated by 9.3%, while the Canadian dollar and Argentine peso depreciated by 1.0% and 6.0%, respectively, against the U.S. dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $0.3 million (CAD 0.4 million) and $0.6 million (MXN 11.3 million), respectively, as at June 30, 2025. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation. Based on the marketable securities balance of $15.9 million as at June 30, 2025, a 1% change in fair value would result in a gain or loss of approximately $0.2 million.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $46.7 million for the three months ended June 30, 2025, a 10% change in the price of gold and silver would have had an impact of approximately $4.7 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At June 30, 2025, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of June 30, 2025, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2025, we have surety bonds of $46.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.4% of their value and require a deposit of 7.3% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest Rate Risk

Our outstanding debt consists of the $110.0 million convertible notes due 2030, the $20.0 million term loan facility, and various equipment leases. As the convertible notes and term loan have fixed coupons, we consider our interest rate risk exposure to be insignificant at this time.

Item 4. CONTROLS AND PROCEDURES

Overview

We are in the process of remediating the material weakness in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended, the “Annual Report”), the completion of which should enable the Company’s certifying officers to again confirm the effectiveness of the Company’s disclosure controls and procedures discussed below. During the quarter ended June 30, 2025, the Company redesigned its internal controls around income taxes and added additional layers of review by adding human resources and engaging the assistance of third-party resources as deemed appropriate to assist management in its remediation efforts. The newly designed control procedures and additional remediation efforts will be tested over a sufficient number of instances to be considered effective.

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the extent of the material weakness identified in internal control over financial reporting and previously disclosed in Part II, Item 9A of the Company’s Annual Report that continued to exist as of June 30, 2025, the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended June 30, 2025, and through the filing of this report were previously reported in reports the Company has filed with the Securities and Exchange Commission.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

At McEwen Inc., safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at McEwen Inc., ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

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

Item 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the quarter ended June 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report:

2.1

Agreement and Plan of Merger, dated as of April 16, 2024, by and among McEwen Mining Inc., Lookout Merger Sub, Inc. and Timberline Resources Corporation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 18, 2024, Exhibit 2.1, File No. 001-33190).

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1.1, File No. 001-33190).

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on January 24, 2012, Exhibit 3.1.2, File No. 001-33190).

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

3.1.6	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on July 07, 2025.
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 25, 2025, Exhibit 3.1, File No. 001-33190).
4.1

Form of Warrant to Purchase Common Stock issued by the Company in connection with November 2019 financing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on November 22, 2019, Exhibit 4.1, File No. 001-33190).

10.1

Loan Agreement, by and between McEwen Coper, Inc., Evanachan Limited, and lenders from time to time party thereto (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 03, 2025, Exhibit 10.1, File No. 001-33190).

10.2	Restricted Stock Grant Agreement (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 03, 2025, Exhibit 10.3, File No. 001-33190).
10.3	Restricted Stock Unit Grant Agreement (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 03, 2025, Exhibit 10.2, File No. 001-33190).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen, principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Perry Ing, principal financial officer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and Perry Ing.
95	Mine safety disclosure.
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN INC.

/s/ Robert R. McEwen
Date: August 6, 2025	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: August 6, 2025	By: Perry Ing,
Interim Chief Financial Officer