Form 10-Q
period 2025-09-30
McEwen Inc.
filed 2025-11-05
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 54,480,457 shares of common stock outstanding.

McEWEN INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

McEWEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share, and shares)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from gold and silver sales	$50,534	$52,250	$132,930	$140,954
Production costs applicable to sales	(35,233)	(29,682)	(82,571)	(86,858)
Depreciation and depletion	(7,485)	(8,765)	(20,192)	(23,524)
Gross profit	7,816	13,803	30,167	30,572

OTHER OPERATING INCOME (EXPENSES):
Advanced projects	(1,658)	(2,468)	(4,237)	(7,912)
Exploration	(6,778)	(5,329)	(15,851)	(14,184)
General and administrative	(6,069)	(2,138)	(14,484)	(10,672)
Loss from investment in McEwen Copper Inc. (Note 9)	(4,275)	(1,852)	(19,831)	(36,680)
Income (loss) from investment in Minera Santa Cruz S.A. (Note 9)	3,469	(1,228)	7,575	4,751
Depreciation	(158)	(156)	(475)	(485)
Reclamation and remediation	(778)	(729)	(2,310)	(1,416)
	(16,247)	(13,900)	(49,613)	(66,598)
Operating loss	(8,431)	(97)	(19,446)	(36,026)

OTHER INCOME (EXPENSES):
Interest and other finance expenses, net	(1,628)	(1,084)	(4,660)	(3,688)
Other income (expenses) (Note 3)	8,328	(86)	16,955	136
Total other income (expenses)	6,700	(1,170)	12,295	(3,552)
Loss before income and mining taxes	(1,731)	(1,267)	(7,151)	(39,578)
Income and mining tax recovery (expense) (Note 17)	1,269	(814)	3,459	4,119
Net loss after income and mining taxes	$(462)	$(2,081)	$(3,692)	$(35,459)
Net loss per share (Note 13):
Basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.70)
Weighted average common shares outstanding (thousands) (Note 13):
Basic and diluted	54,170	51,953	53,808	50,380

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars and shares)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$51,249	$13,692
Marketable securities (Note 5)	24,171	1,617
Receivables, prepaids and other current assets (Note 6)	6,303	7,486
Due from McEwen Copper Inc. (Note 14)	8,137	286
Inventories (Note 7)	29,514	18,111
Total current assets	119,374	41,192
Mineral property interests and plant and equipment, net (Note 8)	222,381	210,922
Investment in McEwen Copper Inc. (Note 9)	279,116	298,947
Investment in Minera Santa Cruz S.A. (Note 9)	107,183	101,854
Inventories (Note 7)	15,552	7,834
Restricted cash (Note 4)	4,002	3,772
Other assets	36	102
TOTAL ASSETS	$747,644	$664,623

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,226	$28,448
Reclamation and remediation liabilities (Note 11)	6,824	4,988
Contract liability (Note 16)	9,350	3,544
Flow-through share premium (Note 12)	483	5,447
Tax liabilities	3,058	4,478
Lease liabilities	833	788
Total current liabilities	56,774	47,693
Long-term debt, net of issuance costs (Note 10)	125,968	40,000
Reclamation and remediation liabilities (Note 11)	38,660	41,075
Deferred tax liabilities	34,044	36,630
Lease liabilities	924	1,323
Other liabilities	2,710	2,927
Total liabilities	$259,080	$169,648

Shareholders’ equity:
Common shares: 54,464 as at September 30, 2025 (in thousands) (Note 12)	$1,801,983	$1,804,702
Accumulated deficit	(1,313,419)	(1,309,727)
Total shareholders’ equity	488,564	494,975
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$747,644	$664,623

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Three months ended September 30, 2024 and 2025	Shares	Amount	Deficit	Total
Balance, June 30, 2024	51,073	$1,784,623	$(1,299,414)	$485,209
Stock-based compensation	13	357	—	357
Shares issued to acquire Timberline Resources Corporation	1,839	17,706	—	17,706
Warrants assumed in acquisition of Timberline Resources Corporation	—	913	—	913
Net loss	—	—	(2,081)	(2,081)
Balance, September 30, 2024	52,925	$1,803,599	$(1,301,495)	$502,104

Balance, June 30, 2025	54,098	$1,797,436	$(1,312,957)	$484,479
Stock-based compensation	298	4,042	—	4,042
Exercise of warrants	68	505	—	505
Net loss	—	—	(462)	(462)
Balance, September 30, 2025	54,464	$1,801,983	$(1,313,419)	$488,564

	Common Stock
	and Additional
	Paid-in Capital		Accumulated
Nine months ended September 30, 2024 and 2025	Shares	Amount	Deficit	Total
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$502,420
Stock-based compensation	113	2,142	—	2,142
Exercise of warrants	—	8	—	8
Sale of flow-through shares (Note 12)	1,533	14,374	—	14,374
Shares issued to acquire Timberline Resources Corporation	1,839	17,706	—	17,706
Warrants assumed in acquisition of Timberline Resources Corporation	—	913	—	913
Net loss	—	—	(35,459)	(35,459)
Balance, September 30, 2024	52,925	$1,803,599	$(1,301,495)	$502,104

Balance, December 31, 2024	53,054	$1,804,702	$(1,309,727)	$494,975
Stock-based compensation	421	5,422	—	5,422
Exercise of warrants	68	505	—	505
Investment in Goliath Resources Limited (Note 5)	868	6,068	—	6,068
Purchase of capped call options (Note 10)	—	(15,114)	—	(15,114)
Shares issued for debt refinancing (Note 10)	53	400	—	400
Net loss	—	—	(3,692)	(3,692)
Balance, September 30, 2025	54,464	$1,801,983	$(1,313,419)	$488,564

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,692)	$(35,459)
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	19,831	36,680
Income from investment in Minera Santa Cruz S.A. (Note 9)	(7,575)	(4,751)
Depreciation, amortization and depletion	20,667	24,009
Unrealized (gain) loss on marketable securities (Note 5)	(14,530)	176
Foreign exchange (gain) loss	(104)	281
Reclamation accretion and adjustments to estimate	2,879	1,126
Income and mining tax recovery (Note 17)	(7,746)	(6,297)
Stock-based compensation	2,224	2,142
Non-cash interest expense	909	—
Other	—	270
Changes in non-cash working capital items:
Change in inventories	(19,130)	(3,283)
Change in other assets related to operations	(179)	8,466
Change in accounts payable and accrued liabilities	7,778	6,176
Change in deferred revenue	5,805	—
Change in other liabilities related to operations	(3,376)	1,130
Cash provided by operating activities	$3,761	$30,666

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	(35,012)	(30,346)
Advances to related parties - McEwen Copper Inc. (Note 14)	(5,056)	—
Investment in marketable securities (Note 5)	(2,154)	(79)
Dividends received from Minera Santa Cruz S.A. (Note 9)	2,246	—
Investment in McEwen Copper Inc.	—	(14,000)
Notes receivable from Timberline	—	(1,880)
Cash and restricted cash received from acquisition of Timberline	—	1,132
Costs to acquire Timberline	—	(52)
Proceeds from sale of marketable securities	197	82
Cash used in investing activities	$(39,779)	$(45,143)

Cash flows from financing activities:
Proceeds from senior convertible notes (Note 10)	110,000	—
Convertible notes financing costs (Note 10)	(4,123)	—
Principal repayment on long-term debt	(20,000)	—
Purchase of capped call options (Note 10)	(15,114)	—
Proceeds from exercise of stock options	3,198	—
Proceeds from exercise of warrants	505	8
Payment of finance lease obligations	(765)	(896)
Issuance of flow-through common shares, net of issuance costs (Note 12)	—	20,424
Cash provided by financing activities	$73,701	$19,536
Effect of exchange rate change on cash and cash equivalents	104	(281)
Increase in cash, cash equivalents and restricted cash	37,787	4,778
Cash, cash equivalents and restricted cash, beginning of period	17,464	27,510
Cash, cash equivalents and restricted cash, end of period	$55,251	$32,288

Supplemental disclosure of cash flow information:
Cash received (paid) during the period:
Interest paid	$(4,688)	$(2,928)
Interest received	1,033	737
Taxes paid	(1,940)	(401)

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Inc. (the “Company”), through its predecessor entity, US Gold Corporation, was organized under the laws of the State of Colorado on July 24, 1979. Effective July 7, 2025, the Company changed its name from McEwen Mining Inc. to McEwen Inc. The Company is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold, and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar Mine Complex in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of September 30, 2025, the Company also owns a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC under the equity method of accounting.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) for the three and nine months ended September 30, 2025, and 2024, the unaudited Consolidated Balance Sheet as at September 30, 2025 and the Consolidated Balance Sheet as at December 31, 2024, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025, and 2024, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method. Certain prior period amounts have been reclassified for consistency with the current period presentation in the unaudited Consolidated Statements of Cash Flows. The reclassifications had no impact on reported results.

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

September 30, 2025

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Three months ended September 30, 2025	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$29,427	$20,780	$327	$—	$—	$50,534
Production costs applicable to sales (1)	(21,701)	(13,485)	(47)	—	—	(35,233)
Depreciation and depletion (1)	(2,212)	(5,273)	—	—	—	(7,485)
Gross profit	5,514	2,022	280	—	—	7,816

Advanced projects (1)	—	—	(1,658)	—	—	(1,658)
Exploration (1)	(3,806)	(2,972)	—	—	—	(6,778)
Income (loss) from equity method investments (2)	—	—	—	3,469	(4,275)	(806)
Other segment items (3)	(474)	(204)	(1,446)	—	—	(2,124)
Segment profit (loss)	$1,234	$(1,154)	$(2,824)	$3,469	$(4,275)	$(3,550)

Unallocated amounts:

General and administrative (4)						(4,725)
Depreciation (5)						(112)
Interest and other finance expense, net						(1,496)
Other income						8,152
Loss before income and mining taxes						$(1,731)

Capital expenditures	$1,371	$9,297	$161	$—	$—	$10,829

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Nine months ended September 30, 2025	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$79,340	$53,263	$327	$—	$—	$132,930
Production costs applicable to sales (1)	(44,815)	(37,709)	(47)	—	—	(82,571)
Depreciation and depletion (1)	(4,526)	(15,666)	—	—	—	(20,192)
Gross profit (loss)	29,999	(112)	280	—	—	30,167

Advanced projects (1)	—	—	(4,237)	—	—	(4,237)
Exploration (1)	(7,756)	(8,095)	—	—	—	(15,851)
Income (loss) from equity method investments (2)	—	—	—	7,575	(19,831)	(12,256)
Other segment items (3)	(1,310)	(1,957)	(4,057)	—	—	(7,324)
Segment profit (loss)	$20,933	$(10,164)	$(8,014)	$7,575	$(19,831)	$(9,501)

Unallocated amounts:

General and administrative (4)						(11,134)
Depreciation (5)						(332)
Interest and other finance expense, net						(4,219)
Other income						18,035
Loss before income and mining taxes						$(7,151)

Capital expenditures	$10,503	$24,309	$200	$—	$—	$35,012

Three months ended September 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$33,251	$18,999	$—	$—	$—	$52,250
Production costs applicable to sales (1)	(17,078)	(12,604)	—	—	—	(29,682)
Depreciation and depletion (1)	(4,235)	(4,530)	—	—	—	(8,765)
Gross profit	11,938	1,865	—	—	—	13,803

Advanced projects (1)	—	—	(2,468)	—	—	(2,468)
Exploration (1)	(3,474)	(1,855)	—	—	—	(5,329)
Loss from equity method investments (2)	—	—	—	(1,228)	(1,852)	(3,080)
Other segment items (3)	(901)	(626)	9	—	—	(1,518)
Segment profit (loss)	$7,563	$(616)	$(2,459)	$(1,228)	$(1,852)	$1,408

Unallocated amounts:

General and administrative (4)						(1,567)
Depreciation (5)						(116)
Interest and other finance expense, net						(723)
Other expense						(269)
Loss before income and mining taxes						$(1,267)

Capital expenditures	$11,307	$7,343	$490	$—	$—	$19,140

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Nine months ended September 30, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$88,215	$51,539	$1,200	$—	$—	$140,954
Production costs applicable to sales (1)	(49,515)	(37,343)	—	—	—	(86,858)
Depreciation and depletion (1)	(10,705)	(12,819)	—	—	—	(23,524)
Gross profit	27,995	1,377	1,200	—	—	30,572

Advanced projects (1)	—	—	(7,912)	—	—	(7,912)
Exploration (1)	(7,102)	(7,082)	—	—	—	(14,184)
Income (loss) from equity method investments (2)	—	—	—	4,751	(36,680)	(31,929)
Other segment items (3)	(1,594)	(377)	(752)	—	—	(2,723)
Segment profit (loss)	$19,299	$(6,082)	$(7,464)	$4,751	$(36,680)	$(26,176)

Unallocated amounts:

General and administrative (4)						(9,945)
Depreciation (5)						(366)
Interest and other finance expense, net						(2,373)
Other expense						(718)
Loss before income and mining taxes						$(39,578)

Capital expenditures	$12,756	$15,547	$2,043	$—	$—	$30,346

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of McEwen Copper and MSC on a 100% basis are presented in Note 9 Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest and other (income) expenses
e.	Foreign currency loss (gain)
(4)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(5)	Depreciation is attributable to the corporate assets and other non-productive assets.

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024
USA	$115,243	$100,488	$29,427	$33,251	$79,340	$88,215
Canada	98,097	89,822	20,780	18,999	53,263	51,539
Mexico	32,253	32,320	327	—	327	1,200
Argentina (2)(3)	386,299	400,801	—	—	—	—
Total consolidated	$631,892	$623,431	$50,534	$52,250	$132,930	$140,954

(1)	Presented based on the location from which the precious metals originated.
(2)	Includes investment in MSC of $107.2 million (December 31, 2024 – $101.9 million) and investment in McEwen Copper of $279.1 million (December 31, 2024 – $298.9 million).
(3)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 Equity Method Investments.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 3 OTHER INCOME (EXPENSES)

The following is a summary of other income (expenses) for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unrealized and realized gain (loss) on investments	$8,053	$(362)	$14,503	$(103)
Foreign currency gain (loss)	281	62	2,207	(333)
Other income (expense)	(6)	214	245	572
Total other income (expenses)	$8,328	$(86)	$16,955	$136

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a breakdown of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Cash and cash equivalents and restricted cash held in USD	$52,091	$15,578
Cash and cash equivalents and restricted cash held in CAD	2,803	1,501
Cash and cash equivalents and restricted cash held in other currencies	357	385
Total cash and cash equivalents and restricted cash	$55,251	$17,464

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the nine months ended September 30, 2025, and 2024:

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	gain on	September 30,
	2024	period	period	securities held	2025
Equity securities	$1,206	$7,690	$(168)	$11,921	$20,649
Warrants	411	982	(480)	2,609	3,522
Total marketable securities	$1,617	$8,672	$(648)	$14,530	$24,171

	As at	Additions/	Disposals/	Unrealized	As at
	December 31,	transfers during	transfers during	loss on	September 30,
	2023	period	period	securities held	2024
Equity securities	$1,743	$79	$(645)	$(176)	$1,001

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

On March 27, 2025, the Company participated in two private placement offerings by Canadian Gold Corp (TSX-V: CGC) (“Canadian Gold”), acquiring 8,823,529 common shares and 2,941,176 units for a total investment of $1.4 million. Each unit consists of one common share and one non-transferable share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of C$0.22 per share up to March 27, 2026. Following the closing, as at March 27, 2025, the Company held an approximate 6% ownership interest in Canadian Gold. The Company recognized a day one gain of $0.5 million on the difference between the transaction price and fair value of units received.

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

Subsequently, on July 11, 2025, the Company exercised an additional 800,000 warrants of Inventus Mining Corp. to acquire an equal number of common shares at an exercise price of C$0.09 per warrant, for total consideration of approximately $0.1 million.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Government sales tax receivable	$2,319	$3,918
Prepaids and other assets	3,984	3,568
Receivables, prepaids and other current assets	$6,303	$7,486

NOTE 7 INVENTORIES

Inventories as at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Material on leach pads	$28,498	$13,453
In-process inventory	3,703	2,551
Stockpiles	4,720	1,112
Precious metals	768	2,312
Materials and supplies	7,377	6,517
	$45,066	$25,945
Less: long-term portion	15,552	7,834
Current portion	$29,514	$18,111

The Company did not have any inventory write-downs during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, inventories at Fox Complex operations were written down by $1.3 million to their estimated net realizable values. Of these write-downs, a total of $1.0 million was included in production costs applicable to sales and $0.3 million was included in depreciation and depletion in the Statements of Operations.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the Regulation S-K 1300 requirements of the SEC. If proven and probable reserves or economically viable deposits exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units-of-production method upon commencement of production. The Company’s Gold Bar Mine Complex and San José properties have proven and probable reserves estimated in accordance with Regulation S-K 1300. The mineral properties associated with the Fox Complex include the Froome and Black Fox mines, the Grey Fox deposit, and the Stock property. The Fox Complex is depleted and depreciated using the units-of-production method over the estimated production for the remaining life of the mine, as the project does not have proven and probable reserves that conform to the guidance under Regulation S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the nine months ended September 30, 2025, no indicators of impairment were noted for any of the Company’s mineral property interests.

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

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three and nine months ended September 30, 2025, and 2024, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
McEwen Copper (100%)
Advanced projects	$(5,743)	$(6,147)	$(39,250)	$(91,877)
Other expenses	(1,238)	(678)	(3,883)	(4,529)
Foreign exchange loss	(1,345)	(308)	(2,215)	(3,990)
Interest and other income (expense)(1)	(879)	3,295	2,646	23,590
Loss before tax	$(9,205)	$(3,838)	$(42,702)	$(76,806)
Current and deferred taxes	—	—	—	—
Net loss	$(9,205)	$(3,838)	$(42,702)	$(76,806)

Portion attributable to McEwen Inc.
Loss from investment in McEwen Copper	$(4,275)	$(1,852)	$(19,831)	$(36,680)

(1) Interest and other income (expense) include gains on marketable securities and other finance-related income and expenses.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in McEwen Copper for the nine months ended September 30, 2025, and for the year ended December 31, 2024, are as follows:

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Investment, beginning of period	$298,947	$326,147
Additional investment in McEwen Copper	—	14,000
Dilution gain	—	5,777
Attributable net loss from McEwen Copper	(19,831)	(46,977)
Investment, end of period	$279,116	$298,947

A summary of the key assets and liabilities of McEwen Copper as at September 30, 2025, and December 31, 2024, is as follows:

As at	September 30, 2025	December 31, 2024
Current assets	$12,835	$34,067
Total assets	$206,418	$226,329

Current liabilities	$(35,968)	$(14,656)
Total liabilities	$(36,090)	$(14,856)

As at September 30, 2025, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.7 million. This basis difference is attributable to equity method goodwill and not amortized.

Equity method investment in MSC

A summary of the operating results for MSC for the three and nine months ended September 30, 2025, and 2024, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$91,723	$70,361	$258,511	$210,635
Production costs applicable to sales	(50,053)	(58,031)	(170,243)	(154,136)
Depreciation and depletion	(16,571)	(13,248)	(37,793)	(36,897)
Gross profit (loss)	25,099	(918)	50,475	19,602
Exploration	(3,785)	(3,329)	(9,000)	(8,451)
Other income (expense)(1)	(4,550)	1,649	(8,245)	699
Income (loss) before tax	$16,764	$(2,598)	$33,230	$11,850
Current and deferred income tax recovery (expense)	(8,676)	1,280	(14,567)	947
Net income (loss)	$8,088	$(1,318)	$18,663	$12,797

Portion attributable to McEwen Inc.
Net income (loss)	$3,963	$(646)	$9,145	$6,271
Amortization of fair value increments	(504)	(833)	(1,594)	(2,209)
Income tax recovery	10	251	24	689
Income (loss) from investment in MSC, net of amortization	$3,469	$(1,228)	$7,575	$4,751

(1) Other income (expense) includes foreign exchange gains and losses, accretion of asset retirement obligations, and other finance-related income and expenses.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

Changes in the Company’s investment in MSC for the nine months ended September 30, 2025, and for the year ended December 31, 2024, are as follows:

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Investment, beginning of period	$101,854	$93,218
Attributable net income from MSC	9,145	12,072
Amortization of fair value increments	(1,594)	(3,088)
Income tax recovery	24	37
Dividend distribution received	(2,246)	(385)
Investment, end of period	$107,183	$101,854

A summary of the key assets and liabilities of MSC as at September 30, 2025, and December 31, 2024, is as follows:

As at	September 30, 2025	December 31, 2024
Current assets	$168,155	$144,327
Total assets	$256,310	$233,003

Current liabilities	$(62,423)	$(57,373)
Total liabilities	$(98,643)	$(89,594)

As at September 30, 2025, the Company’s investment in MSC exceeded its proportionate share of the underlying net assets by $30.0 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit-of-production basis.

NOTE 10 DEBT

	September 30, 2025	December 31, 2024
Convertible senior unsecured notes due 2030	$110,000	$—
Term loan facility	20,000	40,000
Debt issuance cost	(4,032)	—
	$125,968	$40,000
Less: current maturities of debt	—	—
Long-term debt	$125,968	$40,000

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

September 30, 2025

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

Total interest expense related to the term loan for the three and nine months ended September 30, 2025, was $0.5 million and $1.9 million, respectively, at an effective interest rate of 11.16%. This included $0.5 million and $1.8 million, respectively, in interest at the contractual coupon rate of 9.75% and $33 thousand and $79 thousand, respectively, related to the amortization of the debt issuance costs. For the three and nine months ended September 30, 2024, total interest expense related to the term loan was $1.0 million and $2.9 million, respectively, at an effective interest rate equal contractual rate of 9.75%.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the three and nine months ended September 30, 2025, was $1.6 million and $4.1 million, respectively, at an effective interest rate of 6.33%, and was comprised of $1.5 million and $3.8 million, respectively, related to the contractual interest coupon and $0.2 million and $0.4 million, respectively, related to the amortization of the debt issuance costs.

As of September 30, 2025, the Convertible Notes have a net carrying amount of $106.2 million and an estimated fair value of $192.2 million. The fair value is based on Level 1 quoted prices in active markets for identical securities.

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

NOTE 11 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at September 30, 2025, the reclamation and remediation liability balances at the properties subject to these obligations were $20.9 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $18.1 million at the Fox Complex and $6.5 million at the El Gallo mine in Mexico (December 31, 2024 – $22.4 million, $16.7 million and $7.0 million, respectively).

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A reconciliation of the Company’s reclamation and remediation liabilities for the nine months ended September 30, 2025, and for the year ended December 31, 2024, is as follows:

	September 30,	December 31,
	2025	2024
Reclamation and remediation liabilities, beginning balance	$46,063	$43,021
Acquisitions and divestitures	—	256
Settlements	(1,927)	(740)
Accretion of liability	2,312	2,757
Revisions to estimates and discount rate	(1,533)	1,959
Foreign exchange revaluation	569	(1,190)
Reclamation and remediation liabilities, ending balance	$45,484	$46,063
Less: current portion	6,824	4,988
Long-term portion	$38,660	$41,075

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

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of September 30, 2025, the Company incurred a total of $7.8 million in eligible CEE and $11.2 million in eligible CDE (December 31, 2024 – $0.5 million in eligible CEE and $0.8 million in eligible CDE). The Company has fulfilled its CDE commitments from the most recent issuance. The remaining CEE commitments are expected to be fulfilled by the end of 2025.

Investments in Goliath Resources Limited

On March 10, 2025, the Company issued 868,056 common shares to acquire 5,181,347 units of Goliath Resources in a non-brokered private placement. Each unit is comprised of one common share in the capital of Goliath Resources and one-half of one common share purchase warrant. For further information, refer to Note 5 Marketable Securities.

NOTE 13 NET LOSS PER SHARE

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the three and nine months ended September 30, 2025, all 1,513,600 outstanding stock options and all 100,349 outstanding warrants were anti-dilutive and excluded from the computation of diluted loss per share. Similarly, for the three and nine months ended September 30, 2024, all 848,480 outstanding stock options and all 2,375,275 outstanding warrants were excluded.

NOTE 14 RELATED PARTY TRANSACTIONS

Due to related parties

The Company recorded the following expense in respect to the related party outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVlaw	$68	$36	$230	$124

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2025	December 31, 2024
REVlaw	$68	$30
Inventus Mining Corp.	297	—
	$365	$30

REVlaw is a company owned by Carmen Diges, General Counsel & Secretary of the Company. The legal services of Ms. Diges as General Counsel & Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

On August 28, 2025, the Company purchased 4,817 tonnes of ore inventory from Inventus Mining Corp., an affiliate of Robert R. McEwen, Perry Ing, Interim Chief Financial Officer, and Stefan M. Spears, Vice President, Corporate Development. The Company paid $1.1 million on the transaction date, with the remaining $0.3 million payable upon the final pour.

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months, and is due beginning on January 31, 2027 with the remaining outstanding principal repayment on August 31, 2028. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation, and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025. During the three and nine months ended September 30, 2025, the Company paid $0.5 million and $1.8 million, respectively (three and nine months ended September 30, 2024 – $1.0 million and $2.9 million, respectively) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

Due from related parties

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below during the periods presented:

	September 30, 2025	December 31, 2024
Receivables from McEwen Copper Inc.	$8,137	$286
	$8,137	$286

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

As at September 30, 2025, receivables from McEwen Copper primarily comprised of advances and charges for management, technical, legal, financial, administrative, geological and engineering services incurred by the Company and billed to McEwen Copper.

Investments in related parties

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold, an affiliate of Robert R. McEwen, who owns approximately 32.5% of Canadian Gold Corp., and Ian Ball, a director of the Company, who serves as a consultant for Canadian Gold Corp. and served as its interim Chief Executive Officer from April 2023 to October 2023. For more information, refer to Note 5 Marketable Securities.

On April 28, 2025, the Company exercised 9.2 million of its 10.0 million warrants in Inventus Mining Corp. Subsequently, on July 11, 2025, the Company exercised an additional 800,000 warrants. For more information, refer to Note 5 Marketable Securities.

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

The following table presents the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$20,649	$3,522	$—	$24,171

	Fair value as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$1,206	$411	$—	$1,617

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at September 30, 2025, the Company had surety facilities in place to cover its bonding obligations, which include $33.9 million of bonding in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.6 million (C$18.9 million) of bonding in Canada with respect to the Fox Complex.

The terms of the facilities carry an average annual financing fee of 2.4% and require a deposit of 7.2%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2025, the Company recorded $4.0 million in restricted cash in non-current assets as a deposit against the surety facility.

Streaming agreement

As part of the acquisition of the Fox Complex in 2017, the Company assumed a gold purchase agreement (streaming contract) related to production from certain land claims. The Company is obligated to sell 8% of gold production from the Black Fox mine (including the Froome deposit) and 6.3% from the adjoining Pike River property (Black Fox extension) to Sandstorm Gold Ltd. at the lesser of market price or $561 per ounce (with inflation adjustments of up to 2% per year) until 2090. During the nine months ended September 30, 2025, the realized gold price from the streaming agreement was $611 per ounce (nine months ended September 30, 2024 – $601 per ounce).

The Company records the revenue from these shipments based on the contract price at the time of delivery to the customer. During the three and nine months ended September 30, 2025, the Company recorded revenue of $0.3 million and $0.8 million, respectively (three and nine months ended September 30, 2024 – $0.4 million and $1.2 million, respectively) related to the gold stream sales.

Flow-through eligible expenses

On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.8 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. As at September 30, 2025, the Company has fulfilled its CDE obligations and expects to fulfill its remaining CEE obligations by the end of 2025.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

During the three and nine months ended September 30, 2025, the Company received net proceeds of $26.3 million and $64.6 million, respectively, from the sales on a Supplier Advance Basis (three and nine months ended September 30, 2024 – $nil and $4.8 million, respectively). For the three and nine months ended September 30, 2025, the Company recorded revenue of $17.0 million and $55.3 million, respectively, related to the gold sales (three and nine months ended September 30, 2024 – $nil and $4.8 million, respectively), with the remaining $9.3 million representing 2,500 ounces pledged but not yet delivered to Auramet International LLC recorded as a contract liability on the Consolidated Balance Sheets as at September 30, 2025.

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

NOTE 17 INCOME AND MINING TAXES

The Company’s income and mining tax expense (recovery) for the three and nine months ended September 30, 2025, and 2024, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Current:
Domestic	$386	$1,294	$(1,011)	$2,286
Foreign	270	—	5,298	—
Total current income and mining tax expense	$656	$1,294	$4,287	$2,286
Deferred:
Domestic	$—	$—	$—	$—
Foreign	(1,925)	(480)	(7,746)	(6,405)
Total deferred income and mining tax recovery	$(1,925)	$(480)	$(7,746)	$(6,405)
Total income and mining tax expense (recovery)	$(1,269)	$814	$(3,459)	$(4,119)

The income and mining tax expense (recovery) for the three and nine months ended September 30, 2025, and 2024, varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions and the non-recognition of deferred tax assets.

For the interim periods, the Company used the annual effective tax rate method to calculate its tax provision. The tax provision also includes discrete adjustments including the amortization of the flow-through shares premium and changes to valuation allowances on various jurisdictions.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 18 SUBSEQUENT EVENT

On November 3, 2025, the Company signed agreements to acquire a 31% equity interest in Britannia Mining Solutions Inc., operating as Paragon Geochemical Laboratories Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. The Company will acquire 648,002 shares of Paragon from Britannia Life Sciences Inc. and 226,286 shares through a private placement from Paragon, both at a deemed price of $12.49 (CAD$17.50) per share, payable in McEwen shares, representing a total investment of $10.9 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen”, the “Company,” “we,” “our,” and “us” refer to McEwen Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three and nine months ended September 30, 2025, and compares those to the results for the three and nine months ended September 30, 2024. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with Management’s Discussion and Analysis Of Financial Condition and Results Of Operations and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, and 2024 and to our Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures,” beginning on page 40.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2025, and 2024 are abbreviated as Q3/25 and Q3/24, respectively, and the reporting periods for the nine months ended September 30, 2025, and 2024 are abbreviated as 9M/25 and 9M/24, respectively.

Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 88:1 for Q3/25, 85:1 for Q3/24, 92:1 for 9M/25, and 85:1 for 9M/24, based on the average per ounce price of gold and silver during each period.

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

The Company owns a 100% interest in the Gold Bar Mine Complex in Nevada, United States, the Fox Complex in Ontario, Canada, the Fenix Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of September 30, 2025, the Company also holds a 46.4% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, United States, and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), which owns the producing San José silver-gold mine in Santa Cruz, Argentina and is operated by MSC’s majority owner, Hochschild Mining plc. The Company reports its investments in McEwen Copper and MSC using the equity method of accounting.

Q3/25 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3/25 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On September 11, 2025, the Company announced the appointment of Ian Ball as Vice-Chairman of McEwen Inc., a newly created executive position designed to support the Company’s strategic growth.

●	On October 7, 2025, McEwen Copper announced the results of its Feasibility Study (“FS”) for the Los Azules copper project in San Juan, Argentina, with an effective date of September 3, 2025, following the approval of Los Azules to participate in Argentina’s Large Investment Incentive Regime (“RIGI”). The FS supports the development of an open-pit mine producing an average of approximately 451 million pounds of copper cathode per year over a 21-year mine life, with an after-tax NPV8% of $2.9 billion and an internal rate of return of 19.8% based on a copper price assumption of $4.25 per pound. The project is expected to have an estimated payback period of 3.9 years.

●	On July 28, 2025, the Company announced a binding letter of intent to acquire all of the issued and outstanding securities of Canadian Gold Corp. (“Canadian Gold”) by way of a plan of arrangement. On October 10, 2025, the Company entered into a definitive agreement with Canadian Gold, subject to approval by Canadian Gold shareholders and the Supreme Court of British Columbia. Under the terms of the agreement, Canadian Gold shareholders will be entitled to receive 0.0225 shares of the Company’s common stock for each share of Canadian Gold common stock held. The transaction is expected to close in early January 2026, pending required approvals.

●	On November 3, 2025, the Company signed agreements to acquire a 31% equity interest in Britannia Mining Solutions Inc., operating as Paragon Geochemical Laboratories Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. The Company will acquire 648,002 shares of Paragon from Britannia Life Sciences Inc. and 226,286 shares through a private placement from Paragon, both at a deemed price of $12.49 (CAD$17.50) per share, payable in McEwen shares, representing a total investment of $10.9 million.

Operational Highlights

●	Q3/25 consolidated production of 29,662 GEOs, compared to 35,180 GEOs produced in Q3/24. During 9M/25, we produced 81,346 GEOs, including 39,628 attributable GEOs from the San José mine(1). The Company has revised and tightened its annual 2025 GEO production guidance to 112,000 to 123,000 GEOs, from prior guidance of 120,000 to 140,000 GEOs.

●	Q3/25 consolidated sales of 26,134 GEOs, compared to 34,435 GEOs sold in Q3/24. During 9M/25, we sold 77,988 GEOs, including 35,425 attributable GEOs from the San José mine(1).

●	At the Fox Complex, we invested approximately $3.1 million in our Stock project during Q3/25, completing key infrastructure work, including the installation of air ventilation systems and rehabilitation of the historic mine shaft. During the quarter, ramp development at Stock advanced at an average rate of 22 feet (6.7 meters) per day, keeping the project on track for commercial production in 2026. Additionally, the discovery of higher-grade mineralization at the Froome West deposit have enabled the Company to de-risk production during the transition from Froome to Stock in 2026. During Q3/25, the Company focused its efforts on the development of Froome West as an ore source. While Q3/25 production met budget targets, production totaled 6,386 GEOs in Q3/25 and 17,334 GEOs during 9M/25, representing decreases of 19% and 27%, respectively, compared to 7,855 GEOs in Q3/24 and 23,600 GEOs during 9M/24. As the Company focuses on development efforts to secure production continuity through 2026, the Company has revised its 2025 annual production guidance for Froome to 25,000 to 28,000 GEOs, down from 30,000 to 35,000 GEOs.

●	At the Gold Bar Mine Complex we produced 8,191 GEOs during Q3/25, representing a 40% decrease compared to 13,640 GEOs in Q3/24. Total production for 9M/25 was 24,285 GEOs, down from 37,654 GEOs for 9M/24. The Company had lower production than expected driven by mine to model variances. Updated reinterpretations of historic geological data were supported by derisk drilling completed in Q3/25, and mine plans and models have been updated to reflect these findings. As a result, the Company has revised and tightened its 2025 annual production guidance for the Gold Bar Mine Complex to 32,000 to 35,000 GEOs, down from the previous range of 40,000 to 45,000 GEOs.

●	At the San José Mine, Q3/25 production of 14,986 attributable GEOs(1) increased by 10% compared to 13,684 attributable GEOs during Q3/24, and 39,628 attributable GEOs(1) in 9M/25 compared to 41,290 in 9M/24. The increase was primarily due to a higher volume of processed mineralized material. The Company has tightened its full-year production guidance to 55,000 to 60,000 attributable GEOs for San José.

●	We continued to meet safety expectations at our 100% owned operations. During Q3/25, we did not have any lost-time incidents at the Fox Complex, the Gold Bar Mine Complex, or El Gallo.

Financial Highlights

●	Q3/25 revenues of $50.5 million were recognized from the sale of 14,968 GEOs from our 100% owned operations at an average realized price(2) of $3,477 per GEO. This compares to Q3/24 revenues of $52.3 million from the sale of 21,350 GEOs at a realized price of $2,499 per GEO.

●	We reported gross profit of $7.8 million in Q3/25 compared to $13.8 million in Q3/24. The change was primarily driven by an 19% increase in production costs from processing lower grade material at the Gold Bar Mine Complex, along with a decrease in revenues as noted above.

●	Net loss for Q3/25 was $0.5 million, or $0.01 per share, compared to a net loss of $2.1 million for Q3/24, or $0.04 per share. The improvement was primarily driven by an unrealized gain of $8.1 million on our investments in marketable securities, in addition to a $1.3 million in income tax recovery.

●	Adjusted EBITDA(2) for Q3/25 was $11.8 million, or $0.22 per share, compared to Q3/24 adjusted EBITDA of $10.5 million, or $0.20 per share. Adjusted EBITDA excludes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine(1).

●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/25 were $2,132 and $2,352, respectively. 9M/25 cash costs and AISC per GEO sold were $2,138 and $2,473, respectively. While unit costs have decreased in Q3 driven by higher production, this has been slightly offset by higher contractor labour costs and Froome West development costs. Our restated cost guidance is as follows: cash costs per ounce of $2,000 to $2,100, and AISC per ounce of $2,300 to $2,400.

●	Gold Bar Mine Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/25 were $2,540 and $2,852, respectively. 9M/25 cash costs and AISC per GEO sold were $1,805 and $2,286, respectively. Unit costs increases have primarily been driven by production shortfalls, and our restated cost guidance is as follows: cash costs per ounce of $2,050 to $2,150, and AISC per ounce of $2,400 to $2,500.

●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/25 were $2,196 and $2,771, respectively. Cash costs and AISC per GEO sold during 9M/25 were $2,355 and $2,881, respectively. Unit costs are expected to continue to be impacted by the strong Argentine peso during the remainder of 2025, and we reiterate revised cost guidance of $1,900 to $2,050 cash costs and $2,200 to $2,350 AISC, respectively.

Exploration Highlights

●	During 2025, McEwen Copper invested $39.9 million to complete the Feasibility Study for the Los Azules copper project, the results of which were published on October 7, 2025. The study marked a key technical milestone, establishing proven and probable copper reserves of 10.2 billion pounds. The project design emphasizes environmental sustainability, incorporating renewable energy sources and milling methods that reduce water usage.

●	We completed 65,000 feet (20,000 meters) of drilling at our Grey Fox deposit during Q3/25 to support the development of a resource estimate. This estimate will form the basis of ongoing technical studies for a pre-feasibility report, scheduled for publication in H1/26. Preliminary technical evaluations, including trade-off analyses and mine design studies, indicate that Grey Fox is a robust and economically resilient asset with an anticipated mine life capable of supporting the growth of the Fox Complex.

●	We incurred $3.8 million in exploration expenses at the Gold Bar Mine Complex during Q3/25, primarily designed to explore the resource potential of Windfall, Lookout Mountain, and Seven Troughs properties, in addition to Gold Bar South targets identified earlier in the year. At Windfall, exploration activities revealed multiple high-grade intercepts, including the discovery of a high-grade zone in the footwall. Notable results include 2.4 g/t over 74.7 meters and, within, 12.8 g/t gold over 7.6 meters. Resource modelling efforts continued based on newly received Lookout Mountain assays, while drilling continued at key Seven Troughs targets.

(1) At our 49% attributable interest.

(2) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$50,534	$52,250	$132,930	$140,954
Production costs applicable to sales (1)	$(35,233)	$(29,682)	$(82,571)	$(86,858)
Gross profit (1)	$7,816	$13,803	$30,167	$30,572
Adjusted EBITDA (2)	$11,815	$10,489	$38,007	$24,039
Adjusted EBITDA per share (2)	$0.22	$0.20	$0.71	$0.48
Net loss	$(462)	$(2,081)	$(3,692)	$(35,459)
Net loss per share	$(0.01)	$(0.04)	$(0.07)	$(0.70)
Cash from operating activities	$5,215	$23,161	$3,761	$30,666
Additions to mineral property interests and plant and equipment	$25,363	$19,140	$35,012	$30,346

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.

	September 30, 2025	December 31, 2024

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$51,249	$13,692
Current assets	$119,374	$41,192
Current liabilities	$56,774	$47,693
Long-term debt	$125,968	$40,000

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

GEOs produced (1)	29,662	35,180	81,346	103,445
100% owned operations	14,676	21,495	41,718	62,155
San José mine (49% attributable)	14,986	13,684	39,628	41,290
GEOs sold (1)	26,134	34,435	77,988	104,025
100% owned operations	14,968	21,350	42,563	61,783
San José mine (49% attributable)	11,166	13,086	35,425	42,241
Average realized price ($/GEO) (2)(3)	$3,477	$2,499	$3,218	$2,342
P.M. Fix Gold ($/oz)	$3,457	$2,474	$3,201	$2,296
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$2,366	$1,390	$1,943	$1,406
San José mine (49% attributable)	$2,196	$2,173	$2,355	$1,788
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,639	$1,895	$2,364	$1,695
San José mine (49% attributable)	$2,771	$2,675	$2,881	$2,194
Gold : Silver ratio (1)	88 : 1	85 : 1	92 : 1	85 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 88 : 1 for Q3/25 and 92 : 1 for Q3/24.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED OPERATIONS REVIEW

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue from gold and silver sales: During Q3/25, revenue from our 100%-owned operations decreased by 3% to $50.5 million, from $52.3 million in Q3/24. This was primarily driven by a 30% decrease in GEOs sold and offset by a 39% increase in realized gold prices, from $2,499 per GEO in Q3/24 to $3,477 per GEO in Q3/25.

Production costs applicable to sales: During Q3/25, production costs applicable to sales increased by 19% to $35.2 million from $29.7 million in Q3/24. This increase was primarily driven by higher operational stripping costs for deposits mined at the Gold Bar Mine Complex in Q3/25. At the Fox Complex, our cost base also increased, driven by higher contractor labour and operational development costs to advance Froome West.

Advanced project costs were $1.7 million in Q3/25, a decrease of $2.5 million compared to Q3/24. These costs are related to our Fenix Project which remained on care and maintenance during Q3. The Company intends to make a production decision on this project by the end of 2025 subject to permit approval.

Exploration costs were $6.8 million in Q3/25, compared to $5.3 in Q3/24. At the Fox Complex, $3.0 million was spent primarily on diamond drilling at the Gibson area of the Grey Fox project. At the Gold Bar Mine Complex, $3.8 million was spent on infill drill programs for operational areas, as well as exploration drilling at the Windfall and Lookout Mountain projects.

Loss from investment in McEwen Copper: During Q3/25, we recorded a loss of $4.3 million from our investments in McEwen Copper, compared to $1.9 million during Q3/24. This loss represents our proportion of McEwen Copper’s net loss. Effective September 3, 2025, the Los Azules project advanced into the development stage following the confirmation of economically viable mineral reserves. During this stage, eligible expenditures will be capitalized, and depreciated over the life of mine after commercial production is achieved.

Income from investment in MSC: During Q3/25, we recorded income of $3.5 million from our investment in MSC, compared to a loss of $1.2 million during Q3/24. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the consolidated financial statements.

Interest and other finance expense, net: Interest and other finance expenses totaled $1.6 million in Q3/25 compared to $1.1 million in Q3/24. This increase reflects the increase in monthly interest payments on the Company’s higher outstanding debt.

Other income: During Q3/25, we generated  $8.3 million of other income, compared to other expense of $0.1 million in Q3/24. The increase was primarily driven by unrealized gains on marketable securities.

Income and mining tax recovery: For Q3/25, we recorded an income tax recovery of $1.3 million, compared to an expense of $0.8 million in Q3/24. The current period recovery primarily reflects the amortization of the flow-through share premium of $0.6 million.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue from gold and silver sales: During 9M/25, revenue from our 100%-owned operations decreased by 6% to $132.9 million, from $141.0 million in 9M/24. This was primarily driven by a 31% decrease in GEOs sold and offset by a 37% increase in realized gold prices, from $2,342 per GEO in 9M/24 to $3,218 per GEO in 9M/25.

Production costs applicable to sales: During 9M/25, production costs applicable to sales decreased by 5% to $82.6 million from $86.8 million in 9M/24. This reduction was primarily driven by the lower number of GEOs produced and sold, offset by higher production costs per unit.

Advanced project costs were $4.2 million in 9M/25, compared to $7.9 million in 9M/24. These costs are related to our Fenix Project which remained on care and maintenance during Q3/25. The Company intends to make a production decision on this project by the end of 2025 subject to permit approval.

Exploration costs totaled $15.9 million in 9M/25, comparable to $14.2 million in 9M/24. Of this, $8.1 million was spent on diamond drilling at the Gibson area of the Grey Fox Project, while $7.8 million was invested in infill drill programs at the Gold Bar mine and the Windfall and Lookout Mountain projects in Nevada.

Loss from investment in McEwen Copper: During 9M/25, we recorded a loss of $19.8 million from our investments in McEwen Copper, compared to $36.7 million during 9M/24. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the consolidated financial statements.

Income from investment in MSC: During 9M/25, we recorded an income of $7.6 million from our investment in MSC, compared to $4.8 million during 9M/24. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the consolidated financial statements.

Interest and other finance expense, net: Interest and other finance expenses totaled $4.7 million in 9M/25, an increase of $1.0 million compared to $3.7 million during 9M/24. This increase reflects the increase in monthly interest payments on the Company’s higher outstanding debt.

Other income: Other income of $17.0 million in 9M/25 increased from $0.1 million in 9M/24 mostly due to a $14.5 million gain on our investment in marketable securities and a $2.1 million gain on foreign exchange revaluation of our liabilities.

Income and mining tax recovery: For 9M/25, the Company recorded an income tax recovery of $3.5 million, compared to $4.1 million in 9M/24. Income tax recovery primarily reflects the amortization of the flow-through share premium.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $37.8 million during 9M/25, from $17.5 million as at December 31, 2024 to $55.3 million as at September 30, 2025.

Cash provided by operating activities of $3.8 million during 9M/25 reflects the net loss of $3.7 million for the period, adjusted for non-cash impacts, including net losses from equity method investments of $12.3 million, depreciation, amortization, and depletion of $20.7 million, unrealized gains on marketable securities of $14.5 million, reclamation accretion and adjustments to estimate of $2.9 million, income and mining tax recovery of $7.7 million, stock-based compensation of $2.2 million, and a $9.1 million outflow from changes in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $39.8 million during 9M/25 consisted of additions to mineral property interests, plant and equipment of $35.0 million, advances to McEwen Copper of $5.1 million, and investments in marketable securities of $2.2 million. Cash used was offset by $2.2 million of dividends received from MSC.

Cash provided by financing activities of $73.7 million during 9M/25 consisted of $110.0 million in proceeds from the issuance of Senior Convertible Notes and $3.7 million in proceeds from an exercise of stock options warrants, offset by financing costs of $4.1 million, principal repayments on our term loan facility of $20.0 million, a $15.1 million purchase of capped call options, and the repayment of finance lease obligations for $0.8 million.

Working capital as at September 30, 2025 was $62.6 million, a $69.1 million increase from negative $6.5 million as at December 31, 2024. The increase in working capital was driven by an increase in cash and cash equivalents of $37.6 million, as well as a $22.6 million increase in marketable securities, a $7.9 million increase in receivables due from McEwen Copper Inc., a $11.4 million increase in current inventories, and a $5.0 million decrease in flow-through share premium, offset by a $5.8 million increase in contract liability and a $7.8 million increase in accounts payable and accrued liabilities.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months and beyond. See Note 10, Debt, Note 11, Reclamation And Remediation Liabilities, and Note 16, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this report for further details regarding our material cash requirements from known contractual and other obligations.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar Mine Complex, consisting of the operating Gold Bar Mine and Windfall and Lookout Mountaing exploration projects, and other exploration properties in the State of Nevada.

Gold Bar Mine

The following table summarizes the operating and financial results for the Gold Bar Mine for the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating Results
Mined mineralized material (kt)	442	381	1,280	1,709
Average grade (g/t Au)	0.47	0.83	0.76	0.88
Stacked mineralized material (kt)	430	306	1,299	1,636
Average grade (g/t Au)	0.44	0.84	0.74	0.89
Gold ounces:
Produced	8,190	13,639	24,281	37,649
Sold	8,538	13,325	24,823	38,025
Silver ounces:
Produced	80	129	353	425
Sold	472	700	472	700
GEOs:
Produced	8,191	13,640	24,285	37,654
Sold	8,543	13,333	24,828	38,033
Revenue from gold and silver sales ($000s)	$29,427	$33,251	$79,340	$88,215
Cash costs (1) ($000s)	$21,701	$17,078	$44,815	$49,515
Cash costs per ounce ($/GEO sold) (1)	$2,540	$1,281	$1,805	$1,302
All‑in sustaining costs (1) ($000s)	$24,363	$24,293	$56,749	$58,860
AISC per ounce ($/GEO sold) (1)	$2,852	$1,822	$2,286	$1,548
Gold : Silver ratio	88 : 1	85 : 1	92 : 1	85 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.

2025 compared to 2024

The Gold Bar mine produced 8,191 GEOs in Q3/25, a 40% decrease compared to 13,640 GEOs in Q3/24, primarily due to mining and processing of lower grade material. During 9M/25 and 9M/24, the Gold Bar mine produced 24,285 GEOs, down from 37,654 GEOs in 9M/24. While the decrease in ounces produced primarily reflects the transition of mining activities from the higher grade Gold Bar South deposit in 2024 to the lower grade Pick III deposit in 2025, fewer ounces than expected were produced during Q3/25 due to differences identified between the geological model and mining zones. The Company has reinterpreted historic drill holes supported by the recognition of geological faults in a drilling campaign conducted during Q3/25. The geological model is being updated to reflect these findings.

Revenue from gold and silver sales was $29.4 million in Q3/25, down from $33.3 million in Q3/24, primarily due to a 36% decrease in GEOs sold resulting from lower production volumes, partially offset by a 40% increase in the realized gold price. The same factors impacted revenue for 9M/25 compared to 9M/24.

Production costs applicable to sales were $21.7 million in Q3/25, a 27% increase from $17.1 million in Q3/24. The increase was primarily driven by increased mining contractor costs to perform stripping activities required at Pick III, which had been capitalized during the comparative period in 2024. For 9M/25 and 9M/24, production costs applicable to sales were $44.8 million and $49.5 million, respectively, reflecting fewer GEOs sold in 2025 compared to the prior year period.

Cash costs and AISC per GEO sold in Q3/25 were $2,540 and $2,852 respectively, compared to $1,281 and $1,822 in Q3/24, respectively. Cash costs and AISC per GEO sold in 9M/25 and 9M/24 were $1,805 and $2,286 , respectively, compared to $1,302 and $1,548, respectively. The increase in cash costs, and a corresponding increase in AISC, was primarily attributable to the high-stripping phase at Pick III through Q3/25 and 9M/25.

Exploration Activities

Gold Bar Mine Complex

During Q3/25, exploration activities were focused on drill programs within the Gold Bar South deposit where significant mineral inventory has been identified in prior campaigns. Additional drilling was conducted at Taurus and North Hunter to evaluate the resource potential across these key areas. Drilling was also focused on drilling twin holes at the Pick III deposit to have a better understanding of the short-term mine plan.

During Q3/25, we continued infill drilling at the Windfall Project to collect sample material for metallurgical testing and to acquire additional geological data on previously drilled mineralized zones. Windfall drilling revealed strong intercepts during Q3/25, including 6.1g/t over 6 meters and 2.0g/t over 20 meters. At Lookout Mountain, reverse circulation drilling continued to upgrade existing inferred resources to the indicated category.

Seven Troughs

At Seven Troughs, exploration field work continued at key targets including Badger Hill.

Canada Segment

The Canada segment is comprised of the Fox Complex, which currently includes our Froome underground gold mine (including the Froome West deposit); the Stock Mine (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; and a number of exploration and other properties located near the city of Timmins, Ontario.

Fox Complex

The following table summarizes the operating and financial results for the Fox Complex for the three and nine months ended September 30, 2025, and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating Results
Mined mineralized material (kt)	86	89	223	241
Average grade (g/t Au)	2.72	2.78	2.82	2.91
Processed mineralized material (kt)	80	105	221	315
Average grade (g/t Au)	2.75	2.52	2.83	2.55
Gold ounces:
Produced	6,377	7,845	17,311	23,597
Sold, excluding stream	5,800	7,417	16,250	21,774
Sold, stream	525	582	1,387	1,852
Sold, including stream	6,325	7,999	17,636	23,626
Silver ounces:
Produced	826	903	2,113	3,429
Sold	—	1,403	46	4,270
GEOs:
Produced	6,386	7,855	17,334	23,600
Sold, excluding stream	5,800	7,417	16,250	21,800
Sold	6,325	8,017	17,636	23,750
Revenue from gold and silver sales ($000s)	$20,780	$18,999	$53,263	$51,539
Cash costs (1) ($000s)	$13,485	$12,604	$37,709	$37,343
Cash costs per ounce ($/GEO sold) (1)	$2,132	$1,572	$2,138	$1,572
All‑in sustaining costs (1) ($000s)	$14,879	$16,173	$43,615	$45,854
AISC per ounce ($/GEO sold) (1)	$2,352	$2,017	$2,473	$1,931
Gold : Silver ratio	88 : 1	85 : 1	92 : 1	85 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.

Stock Project

Development activities at the Stock project advanced in line with the Company’s 2025 mine development plan. In Q3/25, we invested $5.7 million to advance development at the Stock project (9M/25 – $13.7 million). During the period, the project received an updated Closure Plan Permit from the Ministry of Mines and completed major upgrades to ventilation and air heating systems, enhancing underground readiness. Site construction progressed across critical infrastructure, including access roads, building foundations, and essential service areas, as well as surface facilities, including the mine dry, office complex, and maintenance buildings. Rehabilitation of historical infrastructure continued, with steady progress on shaft access and safety improvements. Ramp development advanced at an average rate of 22 feet (6.7 meters) per day during Q3/25, supporting key project milestones. Overall, project execution during 9M/25 remained consistent with schedule and budget expectations, reinforcing the Company’s target for commencement of commercial production in 2026.

2025 compared to 2024

The Fox Complex produced 6,386 GEOs in Q3/25, representing a 19% decrease from 7,855 GEOs in Q3/24, as mining continues in the lower-grade zones at the bottom of the Froome deposit (9M/25 and 9M/24 – 17,334 GEOs and 23,600 GEOs, respectively). The discovery of higher-grade mineralization at the new Froome West deposit extends production into 2026, supporting the transition into the production phase at the Stock project. Additional development material from Froome West has been incorporated into the near-term mine plan to de-risk  Reflecting the focus on continuous production and planned development activities for the remainder of the year, the Company has revised its 2025 annual production guidance for Froome to 25,000 to 28,000 GEOs, down from 30,000 to 35,000 GEOs.

Incremental production from this area during Q3/25 has contributed to a higher cost base, which are being expensed as part of ongoing operations, however increased mined grades are expected to assist to lower unit costs. Encouraging drill results at depth have prompted additional drilling that is expected to expand the resource.

Revenue from gold sales was $20.8 million for Q3/25, compared to $19.0 million for Q3/24. This increase was primarily driven by a a 40% increase in the average realized gold price, partially offset by a 21% decrease in GEOs sold. The same factors impacted revenue for 9M/25 compared to 9M/24. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome and Black Fox mines at $611 per ounce during Q3/25 and 9M/25.

Production costs applicable to sales were $13.5 million in Q3/25, compared to $12.6 million in Q3/24, representing a 7% increase primarily driven by higher mining expenses due to additional third-party contractors hired to address labor shortages and higher unit costs associated with the fixed cost component of underground development, partially offset by a 21% decrease in GEOs sold. The same factors contributed to the variance between 9M/25 and 9M/24 production costs.

Cash costs and AISC per GEO sold were $2,132 and $2,352 for Q3/25, respectively, compared to $1,572 and $2,017 for Q3/24. The increase in unit costs was primarily driven by a 21% decrease in GEOs sold. The same factors impacted unit costs on a year-to-date basis, with higher fixed costs spread over fewer ounces sold.

Exploration Activities

During Q3/25 we invested $3.0 million in exploration activities at the Fox Complex. At the Grey Fox property, exploration activities included 67,260 feet (20,500 meters) of diamond drilling, primarily focused on the Gibson Zone, where favorable grades and widths were identified. Other priority drill targets included the Stroud property, which is contiguous with Grey Fox, to verify a historical resource. Objectives for the remainder of 2025 will continue to center on delineating near-term resources at Grey Fox in support of its prefeasibility study, and identifying additional targets to support future resource growth.

Mexico Segment

The Mexico segment includes the El Gallo mine and the associated advanced-stage Fenix Project, located in Sinaloa state.

Advanced-Stage Properties – Fenix Project

We have reached a construction decision for the Phase 1 gold reprocessing project contemplated in our Feasibility Study (previously described as the Fenix project). The Company is waiting for the extension of its Environmental Impact Assessment (Manifestación de Impacto Ambiental) from the Mexican government. McEwen is proceeding with the final detailed engineering plan for the mill, which has been purchased and is onsite. Assuming the extension of the Environmental Impact Assessment is approved, we anticipate beginning construction mid-2026, with production commencing mid-2027.

Phase 1 is expected to produce for 10 years, producing approximately 20,000 GEOs annually once commercial production is achieved. Production will come from the reprocessing of the material currently on the leach pad, through a ball mill with an operating plan optimized for cash flow and recovery. Remaining capital costs to complete construction are estimated at $25 million. Since the material that will be processed has been previously leached, there will be no significant development or exploration costs are anticipated.

The Company has also started work on Fenix Phase 2, which would primarily be production from the project’s in-situ silver deposits. This would extend the life of Fenix well beyond the initial 10 years contemplated under Phase 1.

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment is consists of a 49% interest in the San José mine, located in Santa Cruz, Argentina. Hochschild is the majority owner and operator of the San José mine.

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2025, and 2024 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating Results
San José Mine—100% basis
Stacked mineralized material (kt)	173	171	490	467
Average grade mined (g/t)
Gold	2.4	4.0	3.7	3.7
Silver	129	241	191	225
Processed mineralized material (kt)	184	152	519	421
Average grade processed (g/t)
Gold	3.9	3.9	3.7	4.3
Silver	191	227	185	244
Average recovery (%):
Gold	85.0	86.2	82.2	86.5
Silver	84.4	86.9	83.1	87.4
Gold ounces:
Produced	19,681	16,633	52,484	50,124
Sold	14,601	15,818	46,776	51,307
Silver ounces:
Produced	958,672	965,191	2,615,807	2,894,633
Sold	717,038	928,256	2,341,539	2,956,892
GEOs:
Produced	30,583	27,927	80,874	84,264
Sold	22,788	26,705	72,295	86,207
Revenue from gold and silver sales ($000s)	$91,723	$70,361	$258,511	$210,636
Average realized price:
Gold ($/Au oz)	$3,806	$2,639	$3,411	$2,445
Silver ($/Ag oz)	$43.28	$30.83	$37.00	$28.82
Cash costs (1) ($000s)	$50,053	$58,031	$170,244	$154,136
Cash costs per ounce sold ($/GEO) (1)	$2,196	$2,173	$2,355	$1,788
All‑in sustaining costs (1) ($000s)	$63,146	$71,434	$208,296	$189,128
AISC per ounce sold ($/GEO) (1)	$2,771	$2,675	$2,881	$2,194
Gold : Silver ratio	88 : 1	85 : 1	92 : 1	85 : 1

(1) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 40.

The analysis below compares the operating and financial results of MSC on a 100% basis.

2025 compared to 2024

On a 100% basis, the San José Mine produced  30,583 GEOs in Q3/25, representing a 10% increase compared to  27,927 GEOs in Q3/24 (9M/25 and 9M/24 –  80,874 GEOs and 84,264 GEOs, respectively). The decrease in the 9M/25 period was primarily due to lower milled grades, with gold and silver head grades declining by 11% and 24%, respectively, with a related 2% decrease in recovery rates for both metals. These impacts were partially offset by a 29% increase in tonnes processed during the period, supported by the installation of a new vertical mill completed in December 2024.

Revenue from gold and silver sales was $91.7 million in Q3/25, compared to $70.4 million in Q3/24. (9M/25 and 9M/24 –  $258.5 and $210.6, respectively). This increase was primarily driven by 44% and 40% higher realized gold and silver prices, offset by a 15% decrease in GEOs sold. The same factors impacted revenue for 9M/25 compared to 9M/24.

Production costs applicable to sales were $50.1 million in Q3/25, compared to $58.0 million in Q3/24. A 25% increase in production costs was primarily driven by inflation outpacing the devaluation of the Argentine peso, impacting local currency expenditures, and increased reliance on contractors to offset workforce availability, and mining higher cost ore as the deposit nears maturity. These impacts were partially offset by a 15% decrease in GEOs sold during the period. Similar trends influenced the year-to-date period.

Cash costs and AISC per GEO sold were $2,196 and $2,771 in Q3/25, respectively, compared to $2,173 and $2,675 in Q3/24. The higher unit costs for Q3/25 and 9M/25 compared to prior year periods reflects increased operating costs and lower ounces sold, which resulted in higher per-unit cost metrics. MSC issued revised guidance during Q3/25 due to sustained inflationary pressures in Argentina. Full-year revised cash cost and AISC per GEO guidance ranges from $2,100 to $2,300 and $2,200 to $2,350, respectively.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q3/25 resulted in an income of $3.5 million, compared to a loss of $1.2 million in Q3/24. Despite higher planned unit costs, the favorable metal price environment enabled the operation to maintain a working capital position of $105.7 million as of September 30, 2025 (December 31, 2024 – $87.0 million).

We received $2.2 million in dividends from MSC during 9M/25 (9M/24 – $0.4 million).

McEwen Copper Inc.

We own a 46.4% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. We have invested over $426.4 million in exploration expenditures to develop Los Azules into a world-class copper deposit, including amounts spent by Minera Andes Inc. before 2012 and directly by McEwen Inc. prior to 2021.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world's largest undeveloped copper deposits and is located in the western Argentina.

During Q3/25, McEwen Copper achieved a key milestone by completing the Feasibility Study and associated reserve estimate for the project. The study highlights the project’s potential as an environmentally conscious, high-purity, low-cost copper operation. Using a copper price of $4.35 per pound, the Feasibility Study indicates an after-tax net present value of $2.9 billion at a discount rate of 8%, and an internal rate of return of 19.8%.

The Feasibility Study established mineral reserves and resources, with proven and probable reserves totaling 10.2 billion pounds of copper based on a copper price of $4.25 per pound. Mineral resources, comprising 5.4 billion pounds of measured and indicated copper and 20.0 billion pounds of inferred copper, were estimated using a copper price of $4.80 per pound.

Since 2021, McEwen Copper has been advancing Los Azules through significant additional drilling, numerous studies, social consultation, and permitting. Equipped with the results from the Feasibility Study and key government approvals, McEwen Copper will continue developing the Los Azules project in subsequent periods.

Los Azules Exploration

Field exploration activities at Los Azules identified four additional deposits near the Los Azules deposit which could extend the mine life beyond existing project plans. The four targets consist of Tango, Porfido Norte, Franca, and Mercedes, which are porphyry deposits that have potential for hypogene mineralization.

Preliminary drilling of newly identified targets is expected to commence in early 2026. In parallel, refinement of geological mapping and surface sampling across all target areas is ongoing and will continue into the next field season. This work is expected to significantly improve drill targeting accuracy.

Regime of Incentive for Investments (“RIGI”)

On September 26, 2025, McEwen Copper received RIGI approval following an extensive technical application process. RIGI approval entitles the Los Azules project to a series of tax and regulatory benefits, including a reduction in the corporate income tax rate from 35% to 25%, exemption from sales tax during the construction phase, elimination of export duties, and exemption from the obligation to repatriate export revenues. Additionally, the project benefits from a 30-year fiscal stability guarantee and access to international arbitration for dispute resolution. The Government of Argentina established the RIGI program to support and incentivize foreign investment across various industries, including mining.

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

The non-GAAP measures are presented for our wholly owned mines and our interest in the San José mine. The GAAP information used for the reconciliation to the non-GAAP measures for our minority interest in the San José mine may be found in Item 8. Financial Statements and Supplementary Data, Note 9, Equity Method Investments. We do not control the interest in or operations of MSC and the presentations of assets and liabilities and revenues and expenses of MSC do not represent our legal claim to such items. The amount of cash we receive is based upon specific provisions of the Option and Joint Venture Agreement (“OJVA”) and varies depending on factors including the profitability of the operations.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$21,701	$13,485	$35,186	$44,815	$37,709	$82,524
In‑mine exploration	94	—	94	212	—	212
Capitalized mine development (sustaining)	—	1,248	1,248	7,597	5,725	13,322
Capital expenditures on plant and equipment (sustaining)	2,557	—	2,557	4,092	—	4,092
Sustaining leases	11	146	157	33	181	214
All‑in sustaining costs	$24,363	$14,879	$39,242	$56,749	$43,615	$100,364
Ounces sold, including stream (GEO)	8,543	6,325	14,869	24,828	17,636	42,464
Cash cost per ounce sold ($/GEO)	$2,540	$2,132	$2,366	$1,805	$2,138	$1,943
AISC per ounce sold ($/GEO)	$2,852	$2,352	$2,639	$2,286	$2,473	$2,364

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$17,078	$12,604	$29,682	$49,515	$37,343	$86,858
In‑mine exploration	165	—	165	647	—	647
Capitalized mine development (sustaining)	5,246	3,383	8,629	5,246	7,788	13,034
Capital expenditures on plant and equipment (sustaining)	1,459	—	1,459	2,438	—	2,438
Sustaining leases and other	345	186	531	1,014	723	1,737
All‑in sustaining costs	$24,293	$16,173	$40,466	$58,860	$45,854	$104,714
Ounces sold, including stream (GEO)	13,333	8,017	21,350	38,033	23,750	61,783
Cash cost per ounce sold ($/GEO)	$1,281	$1,572	$1,390	$1,302	$1,572	$1,406
AISC per ounce sold ($/GEO)	$1,822	$2,017	$1,895	$1,548	$1,931	$1,695

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - cash costs	$50,053	$58,031	$170,244	$154,136
Mine site reclamation, accretion and amortization	68	338	204	1,003
Site exploration expenses	1,854	1,605	5,009	4,926
Capitalized underground mine development (sustaining)	8,186	7,045	26,033	21,425
Less: Depreciation	(638)	(616)	(1,991)	(2,036)
Capital expenditures (sustaining)	3,623	5,031	8,797	9,674
All‑in sustaining costs	$63,146	$71,434	$208,296	$189,128
Ounces sold (GEO)	22,788	26,705	72,295	86,207
Cash cost per ounce sold ($/GEO)	$2,196	$2,173	$2,355	$1,788
AISC per ounce sold ($/GEO)	$2,771	$2,675	$2,881	$2,194

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

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Loss before income and mining taxes	$(1,731)	$(1,267)	$(7,151)	$(39,578)
Less:
Depreciation and depletion	7,643	8,921	20,667	24,009
Loss from investment in McEwen Copper Inc. (Note 9)	4,275	1,852	19,831	36,680
Interest expense	1,628	983	4,660	2,928
Adjusted EBITDA	$11,815	$10,489	$38,007	$24,039
Weighted average shares outstanding (thousands)	54,170	51,953	53,808	50,380
Adjusted EBITDA per share	$0.22	$0.20	$0.71	$0.48

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

The following tables reconcile average realized prices to the most directly comparable U.S. GAAP measure, which is revenue from gold and silver sales.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$50,534	$52,250	$132,930	$140,954
Less: revenue from gold sales, stream	322	349	525	1,283
Revenue from gold and silver sales, excluding stream	$50,212	$51,901	$132,405	$139,671
GEOs sold	14,968	21,350	42,563	61,783
Less: gold ounces sold, stream	525	582	1,422	1,852
GEOs sold, excluding stream	14,443	20,768	41,141	59,931
Average realized price per GEO sold, excluding stream	$3,477	$2,499	$3,218	$2,342

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$58,856	$41,739	$167,795	$125,422
Silver sales	32,867	28,622	90,716	85,214
Revenue from gold and silver sales	$91,723	$70,361	$258,511	$210,636
Less: commercial discounts	(5,120)	(3,974)	(12,757)	(12,073)
Revenue from gold and silver sales, excluding commercial discounts	86,603	66,387	245,754	198,563
Gold ounces sold	14,601	15,818	46,776	51,307
Silver ounces sold	717,038	928,256	2,341,539	2,956,892
GEOs sold	22,788	26,705	72,295	86,207
Average realized price per gold ounce sold	$3,806	$2,639	$3,411	$2,445
Average realized price per silver ounce sold	$43.28	$30.83	$37.00	$28.82
Average realized price per GEO sold	$3,800	$2,635	$3,399	$2,443

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

There have been no material changes in our critical accounting policies or estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended, the “Annual Report”). For further details on the Company’s accounting policies and estimates, refer to the Form 10-K for the year ended December 31, 2024.

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

Included among the forward-looking statements and information that we may provide is production guidance. From time to time the Company provides guidance on operations, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

●	gold and silver price forecasts.
●	average gold and silver grade mined, using a resource model.
●	average grade processed by the crushing facility (Gold Bar Mine Complex) or milling facility (San José mine and Fox Complex).
●	expected tonnes moved and strip ratios.
●	available stockpile material (grades, tonnes, and accessibility).
●	estimates of in process inventory (either on the leach pad or plant for Gold Bar Mine Complex, or in the mill facility for the San José mine and the Fox Complex).
●	estimated leach recovery rates and leach cycle times (Gold Bar Mine Complex).
●	estimated mill recovery rates (San José mine and Fox Complex).
●	dilution of material processed.
●	internal and contractor equipment and labor availability.
●	seasonal weather patterns.

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.4% ownership in McEwen Copper as of September 30, 2025, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended September 30, 2025, the Mexican peso appreciated by 2.4%, while the Canadian dollar and Argentine peso depreciated by 1.9% and 13.5%, respectively against the U.S. dollar. In the same period of 2024, the Mexican peso and Argentine peso depreciated by 7.1% and 6%, respectively, while the Canadian dollar appreciated by 1.2%, against the U.S. dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $1.7 million (CAD 2.5 million) and $0.3 million (MXN 6.2 million), respectively, as at September 30, 2025. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation. Based on the marketable securities balance of $24.2 million as at September 30, 2025, a 1.0% change in fair value would result in a gain or loss of approximately $0.2 million.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $50.5 million for the three months ended September 30, 2025, a 10% change in the price of gold and silver would have had an impact of approximately $5.1 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At September 30, 2025, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of September 30, 2025, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2025, we have surety bonds of $47.5 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.4% of their value and require a deposit of 7.2% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest Rate Risk

Our outstanding debt consists of the $110.0 million convertible notes due 2030, the $20.0 million term loan facility, and various equipment leases. As the convertible notes and term loan have fixed coupons, we do not have any significant exposure to interest rate risks.

Item 4. CONTROLS AND PROCEDURES

Overview

We are in the process of remediating the material weakness in internal control over financial reporting discussed in our Annual Report, the completion of which should enable the Company’s certifying officers to again confirm the effectiveness of the Company’s disclosure controls and procedures discussed below. During the quarter ended September 30, 2025, the Company continued its remediation efforts related to internal controls over income tax reporting. As part of the remediation plan, the Company also engaged an experienced Global Head of Tax to lead the Company’s tax function and support the ongoing remediation efforts. The newly designed control procedures and additional remediation efforts will be tested over a sufficient number of instances to be considered effective.

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the extent of the material weakness identified in internal control over financial reporting and previously disclosed in Part II, Item 9A of our Annual Report that continued to exist as of September 30, 2025, the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report. The risks described in our Annual Report, herein and other reports we have filed with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended September 30, 2025, and through the filing of this report were previously reported in reports the Company has filed with the SEC.

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

The operation of our Gold Bar mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our Gold Bar mine on a regular basis and may issue citations and orders when it believes a violation has occurred under the Mine Act. While we contract a majority of the mining operations at Gold Bar mine to an independent contractor, we may be considered an “operator” for purposes of the Mine Act and may be issued notices or citations if MSHA believes that we are responsible for violations.

We are required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 filed with this report.

Item 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K. On April 22, 2025, the Company amended its Amended and Restated Bylaws to increase the upper end of the permitted range of the size of the Board from nine to not more than twelve directors. The amendment was adopted to enable the Company to increase its number of directors serving on the Board to eleven following the shareholder elections conducted at the Company’s annual meeting held on June 19, 2025, as set forth in the Company’s proxy statement filed with the SEC on April 30, 2025. A copy of the current Amended and Restated Bylaws is attached hereto as Exhibit 3.2 and incorporated herein by reference.

(b)	During the quarter ended September 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

3.1.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on July 07, 2025 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on July 10, 2025, File No. 001-33190).

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

10.1	Form of Stock Option Agreement (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on August 15, 2025, Exhibit 10.1, File No. 001-33190).
10.2

Arrangement Agreement, dated October 10, 2025, by and between McEwen Inc. and Canadian Gold Corp. (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on October 16, 2025, Exhibit 10.1, File No. 001-33190).

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

MCEWEN INC.

/s/ Robert R. McEwen
Date: November 5, 2025	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: November 5, 2025	By: Perry Ing,
Interim Chief Financial Officer