Form 10-K
period 2025-12-31
McEwen Inc.
filed 2026-03-17
CIK 314203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33190

McEWEN INC.

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

As of June 30, 2025 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $519,882,572 based on the closing price of $9.61 per share as reported on the NYSE. There were 59,452,799 shares of common stock outstanding on March 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14 of this report.

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

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Canadian securities laws, and as a result, we have reported our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions. All disclosures of mineral resources and mineral reserves in this report are reported in accordance with S-K 1300.

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

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by William Shaver, P.Eng., Chief Operating Officer, Luke Willis, P.Geo, Director, Resource Modeling, and Channa Kumarage, P.Eng., Director, Technical Services, each a “qualified person” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for our material properties which are included as exhibits to the 2021 Form 10-K, except for Fox Complex, which was updated and filed as an exhibit to the 10-K dated March 14, 2025 and the Los Azules copper project which was updated and filed as an exhibit to this 10-K.

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

PART I

ITEM 1. BUSINESS

History and Organization

McEwen Inc. (the “Company”) is a gold and silver mining production and exploration company with an advanced copper development project, focused on the Americas. We were incorporated under the laws of the state of Colorado in 1979 as US Gold Corp. In September 2011, US Gold Corp. acquired Minera Andes Inc., and was renamed McEwen Mining Inc. Effective July 7, 2025, the Company changed its name from McEwen Mining Inc. to McEwen Inc. We own 100% of the Froome mine and Stock mill in Ontario, Canada; 100% of the Gold Bar Mine Complex in Nevada; 100% of El Gallo (previously known as the Fenix Project) in Sinaloa, Mexico; a 46.3% interest in McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina; and a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina. In addition to the above, we hold interests in advanced-stage and exploration-stage projects in the United States, Canada, Mexico, and Argentina.

Our commencement of Canadian operations in 2017 was facilitated by the acquisition of Lexam VG Gold Inc. (“Lexam”) in April 2017, followed by the acquisition of the Black Fox and Stock Properties from Primero Mining Corp. in October 2017. These two acquisitions provided us with an operating mine, mill, and significant land interests in the historic Timmins mining district of Ontario (collectively, the “Fox Complex”). On September 19, 2021, our currently operating Froome mine, located within the Black Fox Property, reached commercial production. The Company is currently developing its Stock Property as an underground mine, with production expected to begin by mid-2026. In January 2026, we closed the acquisition of Canadian Gold Corp. which holds a number of exploration-stage assets, including the Tartan Lake project in Manitoba.

In the United States, construction began on our 100% owned Gold Bar mine in Nevada in 2017. The Gold Bar mine poured its first gold ingot on February 16, 2019, and achieved commercial production on May 23, 2019. Current production is from our Pick, Ridge and Gold Bar South deposits. In August 2024, we expanded our portfolio of exploration-stage properties in Nevada through the acquisition of Timberline Resources Corporation (“Timberline”). Together with our Tonkin Project, acquired in 2005, these properties comprise the Gold Bar Mine Complex.

At El Gallo in Sinaloa, Mexico, mining and crushing activities ceased during the second quarter of 2018. The Company now plans to begin mill construction in H1 2026 as part of its heap leach material (“HLM”) reprocessing project contemplated in its 2021 feasibility study. Production is projected to begin by mid-2027 and is expected to run for 10 years, reaching an average annual output of approximately 20,000 GEOs once commercial production is achieved. A second operational phase focusing on silver dominant material has also been planned (“El Gallo Silver”).

Our objective is to increase shareholder value through the exploration for and economic extraction of gold, silver, and other valuable minerals. Other than the San José mine and the Los Azules copper project, both located in Argentina, we generally conduct our activities as the sole owner, but we may enter into strategic arrangements with other companies through joint venture or similar agreements. We hold our mineral property interests and operate our business through various subsidiary companies.

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

During 2025, production consisted of 100% doré from the Gold Bar Mine Complex, 98% doré and 2% slag and fine carbon from the Fox Complex, and 91% doré and 9% slag and fine carbon from El Gallo. Production from the San José mine consisted of 13% doré and 87% concentrate.

During 2025, we reported the following gold equivalent ounce production attributable to us:

	Gold	Silver	Gold equivalent
Production	ounces	ounces	ounces(1)
Gold Bar Mine Complex	33,221	540	33,227
Fox Complex	23,144	3,605	23,187
El Gallo	396	53,047	1,152
San José mine (on 49% basis)	37,715	1,776,034	58,120
Total production	94,476	1,833,226	115,687
(1)	Calculated using an average silver to gold spot price ratio of 86:1.

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

During 2025, revenues from gold and silver sales were $116.7 million from the Gold Bar Mine Complex, $76.0 million from the Fox Complex, $4.8 million from the El Gallo mine, and $225.2 million from the San José mine on a 49% basis. Revenue from the San José mine is not included in our Consolidated Statements of Operations and Comprehensive (Loss) as we use the equity method of accounting for MSC. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding production and operating results for our properties, and Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Investments and Note 9, Equity Investments for additional information regarding the equity method of accounting.

Like all metal producers, our operations are affected by fluctuations in metal prices. The following table presents the annual high, low, and average daily London P.M. Fix prices per ounce for gold and London Fix prices per ounce for silver over the past three years and 2026 to the most recent practical date on the London Bullion Market:

	Gold			Silver
Year	High	Low	Average	High	Low	Average

	(in dollars per ounce)
2023	$2,078	1,811	1,940	26.03	20.09	23.35
2024	2,778	1,985	2,386	34.51	22.08	28.27
2025	4,449	2,633	3,431	74.84	29.41	39.99
2026 (through March 13, 2026)	5,405	4,353	4,930	118.45	71.99	86.87

On March 13, 2026, the London P.M. Fix for gold was $5,045 per ounce and the London Fix for silver was $83.70 per ounce.

Processing Methods

At our operations, gold and silver are extracted from mineralized material by either milling or heap leaching depending on, among other things, the amount of gold and silver contained in the material, whether the material is naturally oxidized or not, and the amenability of the material to treatment.

At our Froome mine in Canada, mineralized material from the underground mine is fed to a crushing plant at the mine site and the crushed material is transported to our Stock mill. The final sized product is then leached with cyanide, and gold-cyanide in solution is recovered to activated carbon. The gold is stripped from the carbon and recovered with electrowinning cells, after which the gold is poured into doré bars.

At the Gold Bar mine and the previously operating El Gallo mine, both open pit operations, mineralized material is processed using heap leaching methods. Heap leaching consists of stacking crushed, oxidized material on impermeable pads, where a diluted cyanide solution is applied to the surface of the heap to extract the contained gold and silver content. The gold and silver-bearing solution is then recovered through adsorption onto activated carbon, followed by desorption, electrowinning, retorting and finally smelting into doré bars.

At the San José mine, mineralized material from the underground mine is processed initially using a conventional crushing-grinding-flotation mill. A portion of the flotation concentrate is cyanide leached followed by an electrowinning, which produces a precipitate. This precipitate is then smelted and poured into silver and gold doré bars. The remainder of the concentrate is shipped to third-party smelters for toll processing.

Proven and Probable Mineral Reserves

We had attributable estimated proven and probable gold reserves of 0.3 million ounces of gold at our Gold Bar mine and the San José mine, and 5.2 million ounces of proven and probable silver reserves at the San José mine and 4.7 billion pounds (Blbs) of proven and probable copper reserves at Los Azules at December 31, 2025.

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

Proven and probable reserves are based on extensive drilling, sampling, mine modeling, and metallurgical testing from which we determined economic feasibility. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio, and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used.

Proven and probable reserves disclosed at December 31, 2025, and 2024 have been prepared in accordance with Regulation S-K 1300.

The following tables summarize the estimated proven and probable gold, silver and copper reserves attributable to our ownership or economic interest as of December 31, 2025:

Gold Reserves at December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	—	—	—	8,624	0.61	168.0	8,624	0.61	168.0
San José mine (2)	494	3.72	59.1	358	3.69	42.5	852	3.71	101.6
Silver Reserves at December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	494	199.00	3.2	358	175.00	2.0	852	189.00	5.2
Copper Reserves at December 31, 2025
	Proven			Probable			Proven and Probable
	Tonnes	Cu	Cu	Tonnes	Cu	Cu	Tonnes	Cu	Cu
	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Los Azules (3)	106,434	0.683	1,603	367,239	0.386	3,127	473,673	0.453	4,730

(1)	The reserve estimate for the Gold Bar mine as at December 31, 2025 was prepared by Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2025, presented on a 49% basis, was prepared by Hochschild and audited by P&E Mining Consultants Inc. (“P&E”).
(3)	The reserve estimate for Los Azules as at December 31, 2025, presented on a 46.3%, was prepared by AGP Mining Consultants.

The following tables summarize the estimated proven and probable gold and silver reserves attributable to our ownership or economic interest as of December 31, 2024:

Gold Reserves at December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Gold	Gold	Tonnes	Gold	Gold	Tonnes	Gold	Gold
	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)	(kt)	(g/t)	(koz)
Gold Bar mine (1)	—	—	—	10,852	0.64	222.0	10,852	0.64	222.0
San José mine (2)	343	4.72	52.1	215	5.50	38.0	558	5.02	90.1
Silver Reserves at December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Silver	Silver	Tonnes	Silver	Silver	Tonnes	Silver	Silver
	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)	(kt)	(g/t)	(Moz)
San José mine (2)	343	295.00	3.3	215	272.00	1.9	558	286.00	5.1
Copper Reserves at December 31, 2024
	Proven			Probable			Proven and Probable
	Tonnes	Cu	Cu	Tonnes	Cu	Cu	Tonnes	Cu	Cu
	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Los Azules	—	—	—	—	—	—	—	—	—

(1)	The reserve estimate for the Gold Bar mine Complex as at December 31, 2024, was prepared by Independent Mining Consultants.
(2)	The reserve estimate for the San José mine as at December 31, 2024, presented on a 49% basis, was prepared by Hochschild and audited by P&E.

The following table is a variance of the mineral reserves from December 31, 2024 to December 31, 2025:

Gold Reserves
	Proven			Probable			Proven and Probable
	Mass %	Au Grade %	Metal %	Mass %	Au Grade %	Metal %	Mass %	Au Grade %	Metal %
Gold Bar mine	—	—	—	(21)	(5)	(24)	(21)	(5)	(24)
San José mine	44	(21)	14	67	(33)	12	53	(26)	13
Silver Reserves
	Proven			Probable			Proven and Probable
	Mass %	Ag Grade %	Metal %	Mass %	Ag Grade %	Metal %	Mass %	Ag Grade %	Metal %
San José mine	44	(33)	(3)	67	(36)	5	53	(34)	2.0
Copper Reserves
	Proven			Probable			Proven and Probable
	Mass %	Ag Grade %	Metal %	Mass %	Ag Grade %	Metal %	Mass %	Ag Grade %	Metal %
	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)	(kt)	(%)	(Mlbs)
Los Azules (1)	—	—	—	—	—	—	—	—	—

(1)	A mineral reserve estimate for Los Azules was not reported as at December 31, 2024.

Notes to the 2025 Mineral Reserve tables

Gold Bar mine

Mineral reserves equal the total ore planned for processing from the mine plan based on a $2,750/oz gold price. Mineral reserves are based on the following economic input parameters: $6.17 per average ore tonne mining cost, $4.67 per average waste tonne mining cost, $5.41 per ore tonne crushed process cost, $2.57 per average ore tonne run-of-mine (“ROM”) process cost, $4.24 per average ore tonne general and administrative (“G&A”) cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, a 1% royalty at Gold Bar South and Hunter and a 2% royalty at Cabin. Hunter and Cabin are not included within the stated Reserve Estimate.

The stated mineral reserves are based on a variable cut-off grade (“COG”) based on rock type, mining area, carbon content, clay content and process response. The grades reported from Pick, Ridge and Gold Bar South block models includes adequate mining dilution allowance within the block estimate; therefore, no additional mining dilution was applied.  Mineral reserves are contained within an engineered pit design based on the end of December 2025 topography.

The metal price used $2,750/oz for mineral reserves reflects a conservative combination of a recent trailing average sourced from Kitco’s Historic Price data and a consensus forecast via Bloomberg. Recoveries are variable and as follows: 86% crushed oxide recovery at Pick, 90% at Cabin and 78% at Ridge, 50% mid-carbon recovery at Pick, Ridge and Cabin, 79% ROM oxide recovery at Pick, 72% at Ridge, 75% at GBS, 0% ROM mid-carbon recovery. COGs are variable and based on the presence or not of clay content, carbon content and recoveries and range from 0.09 g/t (0.0027 o/t) to 0.71 g/t 0.0206 o/t. The reference point for the mineral reserves is at the primary crusher.

The following changes have impacted mineral reserves during 2025: mining depletion at Pick and Gold Bar South; operating costs increased largely driven by an increase in mining costs; revised interpretation of the mineralization and geological model, an increase to the reserve metal price, project costs were re-estimated based on current mining activity, current contractor quotes and updated engineered pit designs.

San José mine

Mineral reserves are reported at McEwen’s 49% attributable interest. Hochschild hold a 51% interest in San José.

COG is reported in silver equivalent grams per tonne, calculated using a ratio of 83:1 Ag:Au. For mineral reserves, the silver equivalent COG is: cut & fill 192 g/t silver equivalent, long hole 176 g/t silver equivalent.

Mineral reserves as presented are in place and include average internal dilution of 31%, average mining and geotechnical dilution of 50%, and mine extraction of 45%, but do not include allowances for mill or smelter recoveries. For the 2025 mineral reserves estimate, inaccessible mineral resources that contained insufficient tonnages to permit the development of local infrastructure, mineral resources in mined out/isolated areas, mineral resources located in sill and rib pillars and operationally lost mineral resources were not included in the mineral reserves estimate.

The December 31, 2025 mineral reserves estimate was based on a gold price of $2,750/oz and a silver price of $31/oz. P&E determined that these metal prices are suitable to be utilized for mineral reserve estimation since they are based on recognized consensus forecast metal prices.

Ongoing definition, delineation and mine exploration drilling will lead to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral reserves. Mine depletion, commodity price changes and equivalents leading to cut-off grade changes will also have an effect on the comparative data.

Los Azules

Mineral reserves are reported at McEwen’s 46.3% attributable interest. Only Mineral Resources that were classified as Measured and Indicated were given economic attributes in the mine design and when demonstrating economic viability.

Cut-off is variable and ranges from $4.79/t NSR to $7.23/t NSR. Mineral Reserves incorporate appropriate mining dilution and mining recovery estimations for the open pit mining method. The reference point at which the Mineral Reserves are defined is the point where the ore is delivered to the processing plant and include diluting materials and allowances for mine losses, which occur when the material is mined.

The December 31, 2025 mineral reserves estimate was based on a copper price of $4.25/lb of copper. McEwen Copper determined that the metal price is suitable to be utilized for mineral reserve estimation since it is based on recognized consensus forecast metal prices. Copper recovery varies by lithology. Mining costs vary by bench with a minimum of $2.142/t and a maximum of $4.113/t. Processing costs are variable and range from $3.183/t to $5.620/t leached. The processing costs include: $1.607/t G&A, $0.433/t leached sustaining capital, and $0.15/t leached closure cost. Copper cathode sales cost is $0.02/lb Cu. Copper cathode was assumed to be sold FOB the mine site.

Measured, Indicated, and Inferred Mineral Resources

We had attributable estimated measured and indicated mineral resources of 3.93 million ounces of gold, 35.1 million ounces of silver, and 1.1 million tonnes (or 2.52 billion pounds) of copper at December 31, 2025. We had attributable estimated inferred mineral resources of 3.86 million ounces of gold, 79.1 million ounces of silver, and 4.2 million tonnes (or 9.3 billion pounds) of copper at December 31, 2025.

The measured, indicated, and inferred resource figures presented herein are estimates based on information available at the time of calculation and are exclusive of reserves. A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade, or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The reference point for mineral resources is in situ. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. Ounces of gold and silver or pounds of copper included in the measured, indicated and inferred resources are those contained prior to losses during metallurgical treatment. The terms "measured resource," "indicated resource," and "inferred resource" mean that part of a mineral resource for which quantity and grade or quality are estimated on the basis of geological evidence and sampling that is considered to be comprehensive, adequate, or limited, respectively. We publish measured, indicated and inferred resources annually, considering metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions. Measured, indicated, and inferred resources disclosed at December 31, 2025, have been prepared in accordance with Regulation S-K 1300 requirements of the SEC.

The following tables summarize measured, indicated and inferred resources, exclusive of reserves attributable to our ownership or economic interest, by operating segment, as of December 31, 2025, and December 31, 2024:

Canada

Mineral resources, exclusive of reserves, as at December 31, 2025:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Froome mine	212	2.45	17	440	2.94	42	651	2.78	58	302	2.93	28	1.35	89.5
Grey Fox (1)	—	—	—	19,474	3.02	1,892	19,474	3.02	1,892	5,101	2.66	436	0.4 / 1.35 (1)	90
Stock West & Main	—	—	—	3,179	2.63	268	3,179	2.63	268	2,468	2.31	184	1.30	93
Fuller	—	—	—	1,552	3.86	193	1,552	3.86	193	970	2.93	91	1.95	88
Stock East	—	—	—	1,790	2.12	122	1,790	2.12	122	1,350	2.02	87	1.30	93
Black Fox	244	3.59	28	141	3.54	16	385	3.57	44	385	2.90	36	1.35	95
Davidson Tisdale	223	6.87	49	69	6.70	15	292	6.83	64	133	4.01	17	1.85	92
Total	679	4.31	94	26,645	2.97	2,548	27,323	3.01	2,641	10,709	2.55	879

(1)	The cut-off grade for the open pit portion of the resource was 0.4 g/t and for the underground portion was 1.35 g/t.

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Froome mine	241	3.44	27	259	3.62	30	500	3.53	57	168	3.51	19	2.05	90
Grey Fox	—	—	—	13,135	3.64	1,538	13,135	3.64	1,538	4,319	3.30	458	1.60	90
Stock West & Main	—	—	—	1,938	3.31	206	1,938	3.31	206	1,386	2.96	132	1.95	93
Fuller	—	—	—	1,552	3.86	193	1,552	3.86	193	970	2.93	91	1.95	88
Stock East	—	—	—	866	2.70	75	866	2.70	75	579	2.66	50	1.95	93
Black Fox	189	4.61	28	100	4.38	14	288	4.53	42	225	3.93	28	2.00	95
Davidson Tisdale	223	6.87	49	69	6.70	15	292	6.83	64	133	4.01	17	1.85	92
Total	653	4.95	104	17,919	3.59	2,071	18,571	3.64	2,175	7,780	3.18	795

United States

Mineral resources, exclusive of reserves, as at December 31, 2025:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Gold Bar mine	—	—	—	9,630	0.52	162.2	9,630	0.52	162.2	1,368	0.43	19.0	0.09 - 0.71	var (1)
Lookout Mountain	—	—	—	19,570	0.64	402.3	19,570	0.64	402.3	7,292	0.57	134.2	0.17 - 1.71	75-78
Total	—	—	—	29,200	0.60	565	29,200	0.60	565	8,660	0.55	153

(1)	86% crushed oxide recovery at Pick & Cabin and 78% at Ridge, 50% mid-carbon recovery at Pick, Ridge, and Cabin, 79% ROM oxide recovery at Pick & Cabin and 72% at Ridge, 75% at GBS Hunter, 0% ROM mid-carbon recovery.

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Au (g/t)	Met Rec (%)
Gold Bar mine	—	—	—	4,368	0.68	95.9	4,368	0.68	95.9	420	0.59	7.9	0.15 - 0.91	var (1)
Lookout Mountain	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	—	4,368	0.68	95.9	4,368	0.68	95.9	420	0.59	7.9

(1)	86% crushed oxide recovery at Pick & Cabin and 78% at Ridge, 0% mid-carbon recovery at Pick, Ridge, and Cabin, 79% ROM oxide recovery at Pick & Cabin and 72% at Ridge, 61% ROM oxide recovery at Gold Bar South & Hunter, and 0% ROM mid-carbon recovery.

Mexico

Mineral resources, exclusive of reserves, as at December 31, 2025:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec (%)
El Gallo	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0	var (1)	var (2)
Total	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec (%)
El Gallo	9,000	19.00	5.6	5,700	79.00	14.5	14,700	42.00	20.0	300	33.00	0.3	var (1)	var (2)
Total	9,000	19.00	5.6	5,700	79.00	14.5	14,700	42.00	20.0	300	33.00	0.3

(1)	The El Gallo mine’s HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG	Met Rec (%)
El Gallo	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0	var (1)	var (2)
Total	9,000	0.51	148.0	5,700	0.27	50.0	14,700	0.42	199.0	300	0.41	4.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG	Met Rec (%)
El Gallo	9,000	19.00	5.6	5,700	79.00	14.5	14,700	42.00	20.0	300	33.00	0.3	var (1)	var (2)
Total	9,000	19.00	5.6	5,700	79.00	15.0	14,700	42.00	20.0	300	33.00	0.3

(1)	The El Gallo mine’s HLM has no COG as the entire heap is processed with zero selectivity. El Gallo Silver’s COG is 58 g/t Ag.
(2)	The El Gallo mine’s HLM recoveries are 85% Au and 60% Ag. El Gallo Silver’s recoveries are 86% Au and 75% Ag.

MSC

Mineral resources, exclusive of reserves, as at December 31, 2025:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	270	2.93	25.5	203	1.93	12.6	473	2.50	38.0	1,306	3.81	160.0	186.00	90
Total	270	2.93	25.5	203	1.93	12.6	473	2.50	38.0	1,306	3.81	160.0

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	270	202.00	1.8	203	126.00	0.8	473	169.00	2.6	1,306	222.00	9.3	186.00	90
Total	270	202.00	1.8	203	126.00	0.8	473	169.00	2.6	1,306	222.00	9.3

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	283	3.65	33.2	296	3.43	32.7	580	3.54	66.0	1,119	4.59	165.2	217.00	90
Total	283	3.65	33.2	296	3.44	32.7	580	3.54	66.0	1,119	4.59	165.2

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG AgEq (g/t)	Met Rec (%)
San José (49% attrib.)	283	181.00	1.6	296	120.00	1.1	580	150.00	2.8	1,119	252.00	9.1	217.00	90
Total	283	181.00	1.6	296	120.00	1.1	580	150.00	2.8	1,119	252.00	9.1

McEwen Copper

Mineral resources, exclusive of reserves, as at December 31, 2025:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Cu (%)	Met Rec (%)
Los Azules (46.3% attrib.)	4,739	0.06	8.6	325,629	0.05	473.9	330,369	0.05	482.5	1,962,800	0.04	2,659.4	var NSR	var.
Total	4,739	0.06	8.6	325,629	0.05	473.9	330,369	0.05	482.5	1,962,800	0.04	2,659.4

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG Cu (%)	Met Rec (%)
Los Azules (46.3% attrib.)	4,739	1.81	0.3	325,629	1.15	12.0	330,369	0.86	12.3	1,962,800	1.10	69.4	var NSR	var.
Total	4,739	1.81	0.3	325,629	1.15	12.0	330,369	0.86	12.3	1,962,800	1.10	69.4

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG Cu (%)	Met Rec (%)
Los Azules (46.3% attrib.)	6,389	0.16	0.02	440,619	0.26	2.5	447,007	0.26	2.5	1,962,800	0.21	9.2	var NSR	var.
Total	6,389	0.16	0.02	440,619	0.26	2.5	447,007	0.26	2.5	1,962,800	0.21	9.2

Mineral resources, exclusive of reserves, as at December 31, 2024:

Gold	Measured			Indicated			Measured & Indicated			Inferred
	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	Tonnes (000s)	Au Grade (g/t)	Contained Au (000s oz)	COG Cu (%)	Met Rec (%)
Los Azules (46.4% attrib.)	—	—	—	135,070	0.05	208.8	135,070	0.05	208.8	1,769,500	0.03	1,967.4	var NSR	var.
Total	—	—	—	135,070	0.05	208.8	135,070	0.05	208.8	1,769,500	0.03	1,967.4

Silver	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	Tonnes (000s)	Ag Grade (g/t)	Contained Ag (Moz)	COG Cu (%)	Met Rec (%)
Los Azules (46.4% attrib.)	—	—	—	135,070	1.07	4.6	135,070	1.07	4.6	1,769,500	1.22	69.2	var NSR	var.
Total	—	—	—	135,070	1.07	4.6	135,070	1.07	4.6	1,769,500	1.22	69.2

Copper	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	Tonnes (000s)	Cu Grade (%)	Contained Cu (Blbs)	COG Cu (%)	Met Rec (%)
Los Azules (46.4% attrib.)	—	—	—	573,179	0.40	5.1	573,179	0.40	5.1	2,092,315	0.27	12.4	var NSR	var.
Total	—	—	—	573,179	0.40	5.1	573,179	0.40	5.1	2,092,315	0.27	12.4

The following table is a variance of the mineral resources from December 31, 2024 to December 31, 2025:

Property	Measured			Indicated			Measured & Indicated			Inferred
	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %	Mass %	Grade %	Metal %
Froome mine	(12.03)	(28.78)	(37.04)	69.88	(18.78)	40.00	30.20	(21.25)	1.75	79.76	(16.52)	47.37
Grey Fox	—	—	—	48.26	(17.03)	23.02	48.26	(17.03)	23.02	18.11	(19.39)	(4.80)
Stock West & Main	—	—	—	64.04	(20.54)	30.10	64.04	(20.54)	30.10	78.07	(21.96)	39.39
Fuller	—	—	—	—	—	—	—	—	—	—	—	—
Stock East	—	—	—	106.70	(21.48)	62.67	106.70	(21.48)	62.67	133.16	(24.06)	74.00
Gold Bar mine	—	—	—	120.47	(23.53)	69.13	120.47	(23.53)	69.13	225.71	(27.12)	140.51
Lookout Mountain	—	—	—	—	—	—	—	—	—	—	—	—
El Gallo (Gold)	—	—	—	—	—	—	—	—	—	—	—	—
El Gallo (Silver)	—	—	—	—	—	—	—	—	—	—	—	—
San José mine (Gold)	(4.59)	(19.73)	(23.28)	(31.42)	(43.73)	(61.46)	(18.45)	(29.38)	(42.40)	16.71	(16.99)	(3.12)
San José mine (Silver)	(4.59)	11.60	12.50	(31.42)	5.00	(27.27)	(18.45)	12.67	(7.14)	16.71	(11.90)	2.20
Los Azules (Gold)	—	—	—	141.08	(5.86)	126.96	144.59	(5.53)	131.06	10.92	21.87	35.18
Los Azules (Silver)	—	—	—	141.08	7.54	159.25	144.59	(19.59)	165.20	10.92	(9.53)	0.35
Los Azules (Copper)	—	—	—	(23.13)	(36.36)	(50.87)	(22.01)	(36.70)	(50.43)	(6.19)	(20.47)	(25.39)
Others	13.35	(11.80)	—	24.26	(14.00)	6.90	16.72	(12.70)	1.89	44.69	(18.60)	17.78

Notes to the 2025 Mineral Resource tables

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

Canada

Mineral resources for the Froome mine are reported above an economic cut-off grade of 1.35 g/t gold assuming underground extraction methods and based on a mining cost of C$84.59/t, milling cost of C$43.48/t, G&A cost of C$21.70/t, metallurgical recovery of 89.5%, royalty of C$9.72/t, dilution of 15%, and gold price of $3,000/oz.

Mineral resources for Grey Fox are reported for underground extraction methods above an economic cut-off grade of 1.35 g/t gold based on a mining cost of C$91.42/t, milling cost of C$41.54/t, G&A cost of C$22.41/t, metallurgical recovery of 90%, variable NSR royalties of c.2.45%, dilution of 15%, and gold price of $3,000/oz. Open pit mineral resources for Grey Fox are reported above an economic cut-off grade of 0.4g/t gold based on a mining cost of U$3.38/t, milling cost of U$31.16/t, metallurgical recovery of 90%, variable NSR royalties of c.2.45%, dilution of 8%, and gold price of $3,000/oz.

Mineral resources for the Stock project (West and Main zones) are reported above an economic cut-off grade of 1.30 g/t gold assuming underground extraction methods and based on a mining cost of C$84.59/t, milling cost of C$43.48/t, G&A cost of C$27.67/t, metallurgical recovery of 93%, dilution of 15%, and gold price of $3,000/oz.

Mineral resources for Fuller are reported above an economic cut-off grade of 1.95 g/t gold assuming underground extraction methods and based on a mining cost of C$99.9/t, milling cost of C$34.62/t, G&A cost of C$11.65/t, metallurgical recovery of 88%, 10% Net Profits Interest royalty, dilution of 15% and gold price of $2,000/oz.

Mineral resources for Davidson Tisdale are reported above an economic cut-off grade of 1.85 g/t gold assuming underground extraction methods and based on a mining cost of C$99.9/t, milling cost of C$33.60/t, G&A cost of C$11.65/t, metallurgical recovery of 92%, dilution of 15% and gold price of $2,000/oz.

Mineral resources for Black Fox are reported above an economic cut-off grade of 1.35 g/t gold assuming underground extraction methods and based on a mining cost of C$84.59/t, milling cost of C$43.48/t, G&A cost of C$27.67/t, metallurgical recovery of 95%, dilution of 15% and gold price of $3,000/oz.

Mineral resources for the Stock project (East zone) are reported above an economic cut-off grade of 1.30 g/t gold assuming underground extraction methods and based on a mining cost of C$84.59/t, milling cost of C$43.48/t, G&A cost of C$27.67/t, metallurgical recovery of 93%, and gold price of $3,000/oz.

The gold price used in estimating mineral resources of $3,000 was based on a combination of the trailing average from 2022 to 2025 and long-term consensus pricing forecasts for 2026 and 2027. Resources are stated as in-situ. In addition, underground constraining shapes were used to better define reasonable prospects for eventual economic extraction. The Froome and Black Fox mines, the Stock project, and Grey Fox mineral resources used improvements to modeling and estimation methodology and updates based on drilling and chip sampling results. The Froome and Black Fox mines also included changes due to mining depletion.  Davidson Tisdale and Fuller estimates remained as last year with no updates.

United States

Mineral resources for the Gold Bar mine are based on the following economic input parameters: $6.17 per average ore tonne mining cost, $4.67 per average waste tonne mining cost, $5.41 per ore tonne crushed process cost, $2.57 per average ore tonne run-of-mine (“ROM”) process cost, $4.24 per average ore tonne general and administrative (“G&A”) cost, $0.475/oz gold refining charge, $1.538/oz transport & sales cost, 99.95% payable gold, a 1% royalty (Gold Bar South and Hunter) and a 2% royalty at Cabin. Mineral resources stated are contained within a $3,000/oz gold sales price Lerchs-Grossmann pits based on end of December 2025 topography.

The gold price used in estimating mineral resources of $3,000 was based on the trailing average from 2022 to 2025 and long-term consensus pricing forecasts for 2026 and 2027. Resources are reported as in-situ. Recoveries are variable and as follows: 86% crushed oxide recovery at Pick, 90% at Cabin and 78% at Ridge, 50% mid-carbon recovery at Pick, Ridge and Cabin, 79% ROM oxide recovery at Pick, 90% at Cabin, 72% at Ridge, 75% at GBS & Hunter, 0% ROM mid-carbon recovery. Cut-off grades are variable and based on the presence or not of clay content, carbon content and recoveries.

Changes in mineral resources are due to mining depletion during 2025 at Pick and Gold Bar South, updated metal price, and updated block models at Pick based on new drilling results. The following changes have impacted the project mineral resources: operating costs increase largely driven by an increase in mining costs; project costs were re-estimated based on current mining activity and new contractor quotes; an update to the mining schedule based on the costs.

Mineral resources for Lookout Mountain are reported above economic cut-off grades of 0.17 g/t (0.005 o/t) for oxide and 1.71 g/t (0.050 o/t) for unoxidized material assuming open pit extraction methods and based on an ore mining cost of $4.29/tonne, waste mining cost of $3.10/tonne, processing costs of $5.43/tonne (oxide), toll milling costs $22.05/tonne (unoxidized), G&A cost of $4.41/tonne, refining cost of $0.48/oz, NSR royalty of 4%, metallurgical recovery of 78% (leached oxide) 75% (unoxidized toll milling) and gold price of $3,000/oz.

Mexico

Gold and silver mineral resources were calculated using metal prices of $1,300/oz and $16/oz, respectively. These prices were based off the 3-year trailing average of the London Closing Fix for 2017 to 2019 ($1,306/oz and $16.32/oz) sourced from Kitco’s Historical Data charts.

Mineral resources are stated as in situ for El Gallo Silver, and as crushed and stacked, ready for hauling and processing for the El Gallo HLM.

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

Mineral resources have remained the same as last year as no drilling, mining or irrigation activity has taken place during 2025. There was a minor amount of metal recovered of 1,152 ounces of gold at the operation in 2025.

MSC

Mineral resources are reported at McEwen’s 49% attributable interest. Hochschild has a 51% interest in San José. Mineral resources are in situ.

Cut-off grades are reported in silver equivalent grams per tonne, calculated using a ratio of 83:1 Ag:Au. For mineral resources, the silver equivalent cut-off grades are: 186 g/t silver equivalent.

The December 31, 2025 mineral resource estimate was based on a gold price of $2,900/oz and a silver price of $32/oz. P&E determined that these metal prices are suitable to be utilized for mineral resource estimation since they are based on recognized consensus forecast prices.

Ongoing definition, delineation and mine exploration drilling will lead to better definition of existing resources or extensions of known veins that will be reflected on the year-on-year comparison of both mineral resources. Mine depletion, commodity price changes and equivalents leading to cut-off grade changes will also have an effect on the comparative data.

McEwen Copper

The mineral resources estimate for Los Azules is reported inside of an optimized pit shell demonstrating its reasonable prospects for eventual economic extraction (“RPEEE”). The economic value of each block was calculated based on the metal content, the price of each metal, processing costs, and other downstream costs associated with having a final saleable product. This value is stored for each block of the model as Net Smelter Return (“NSR”) and used to generate an open pit with variable cutoff values to cover the material types and recovery methodology (ranging from $4.79/tonne NSR to $7.23/tonne NSR for the Leach material, $5.13/tonne NSR for Enriched in the mill and $5.11/tonne NSR for Primary in the mill). A copper price of $4.80/lb was used with variable recoveries depending on lithology types for the leach method. With the potential for froth flotation as a recovery method the NSR values were calculated for both high-grade enriched and primary material in a mill. Mineral resources are in-situ and are reported exclusive of reserves at McEwen’s 46.3% attributable interest.

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

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As at December 31, 2025, we accrued $45.9 million for reclamation costs relating to currently developed and producing properties. These amounts are included in reclamation and remediation liabilities on Item 8. Financial Statements and Supplementary Data, Consolidated Balance Sheets.

U.S. Environmental Laws

We are subject to extensive environmental regulation under the laws of the U.S. and the state of Nevada, where our U.S. operations are conducted. For example, certain mining wastes resulting from the extraction and processing of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but such mining wastes are currently excluded from regulation as hazardous waste under Subtitle C of RCRA. If our mine wastes were regulated as hazardous waste under RCRA or if any of our properties were placed on the National Priorities List under the  Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, significant expenditures could be required for the construction of additional waste disposal facilities, remediation activities,  or natural resource damages. Under CERCLA, any present or past owners or operators of a site may be held jointly and severally liable for investigation and remediation costs and may be required to undertake remedial actions or reimburse  the government for its cleanup efforts. Such owners or operators may also be liable to governmental entities for damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our operations, tailings, and waste disposal areas, as well as upon mine closure, under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act, the Safe Drinking Water Act, the Endangered Species Act, and state law equivalents. See Item 8. Financial Statements and Supplementary Data, Note 12, Asset Retirement Obligations, for information on reclamation obligations under governmental environmental laws.

We have reviewed and considered current federal legislation relating to climate change and do not believe it to have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.

Foreign Government Regulations

Canada, where the Fox Complex is located, and Mexico, where El Gallo is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the U.S. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of exploration and mining operation activities. We have received all permits required to operate our current activities in Canada and Mexico and have received all permits necessary for the exploration activities being conducted at our non-U.S. properties.

Customers

Production from the Gold Bar Mine Complex and the Fox Complex is sold as refined metal on the spot market or doré under the terms set out in doré purchase agreements.

The Company has entered into doré purchase agreements with Asahi Refining (“Asahi”), and Auramet International LLC (“Auramet”). Under the terms of the agreement with Auramet, we have an option to sell up to 100% of the gold and silver contained in doré bars produced at the Gold Bar Mine Complex and Fox Complex prior to the completion of refining. The Company has an option to sell the gold on a spot basis, on a forward basis, and on a supplier advance basis. During the year ended December 31, 2025, in respect of our 100% owned mines, 32% of our sales were made to Asahi and 66% of our sales were made to Auramet, with the remaining 2% made to other customers.

During the year ended December 31, 2025, 55% of the total sales from the San José mine were made to three companies: Aurubis accounted for 21% of the total sales; LS Mining, a Korean Company accounted for 20% of the total sales and Trafigura, accounted for 14% of the total sales. MSC has sales agreements with each of these purchasers. The remaining 45% of San José’s sales are made to several customers under smaller contract quantities.

If our customer relationships or MSC’s customer relationships were interrupted for any reason, we believe that we or MSC could locate other purchasers for our products. However, any interruption may temporarily disrupt the sale of our products and may affect our operating results.

Human Capital Resources

As of December 31, 2025, we had 486 employees, including 113 in the United States, 30 in Toronto, Ontario, Canada, 213 in Timmins, Ontario, Canada, and 130 in Mexico. All our employees based in Toronto work in an executive, technical or administrative position, while our employees in the United States, Timmins, and Mexico include management, laborers, craftsmen, miners, geologists, environmental specialists, information technologists, and various other support roles. As of December 31, 2025, MSC had 1,495 employees in Argentina. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For Canada and United States, we also engage independent contractors for technical and professional expertise as well as extractive and exploration activities such as drilling, geophysics, hauling and crushing. Of our employees in Mexico, 82 are covered by union labor contracts and we believe we have good relations with them.

As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits, and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry. Over 96% of our U.S. employees are enrolled in our medical benefit plan, over 93% of U.S. employees contribute to our 401(k) plan and over 95% of employees in Canada contribute to our registered retirement plans. Supplemental healthcare is provided above government requirements in both Canada and Mexico.

Risk Factor Summary

Our business and operations are subject to a number of risks and uncertainties which you should be aware of prior to making a decision to invest in our common stock. Listed below is a summary of these risks, which are described more fully immediately following in the section titled “Item 1A. RISK FACTORS.”

Risks Related to Our Financial Condition, Results of Operation and Cash Flows

●	Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver, and copper and these prices can be volatile, which may cause volatility in the price of our common stock.
●	We have incurred substantial losses in prior years and may not be consistently profitable in future years.
●	Our current operations require substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations.
●	Our ongoing reliance on equity funding and any conversion of our convertible debt could result in continued dilution to our existing shareholders.
●	Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.
●	Our outstanding convertible debt may impact the trading price of our common stock.
●	Any failure to meet our debt obligations could harm our business and financial condition and may require us to sell assets or take other steps to satisfy the debt.
●	Increased operating and capital costs could adversely affect our results of operations.
●	If we do not hedge our exposure to reductions in gold and silver prices, we may be subject to significant reductions in the price we receive for our products.
●	Estimates relating to new development projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
●	We are subject to foreign currency risks which may increase our costs and affect our results of operation.
●	Our continuing reclamation obligations at Tonkin, Gold Bar mine, Fox Complex, El Gallo, and other properties could require significant additional expenditure.
●	There is no guarantee that we will declare distributions to shareholders.

Risks Relating to our Operations as a Mining Company

●	Our estimates of proven and probable mineral reserves and resources are based on interpretation and assumptions and may yield less mineral production than is currently estimated or may result in additional impairment charges to our operations.
●	We may be unable to replace gold and silver reserves as they become depleted.
●	Our acquisitions may not achieve their intended results.
●	We own our 49.0% interest in the San José mine under the terms of an option and joint venture agreement and are therefore unable to control all aspects of the exploration and development of, and production from, this property.
●	We own our 46.3% interest in the Los Azules project under the terms of the shareholder agreement and are therefore unable to control all aspects of the exploration and development of this property. The development of the Los Azules project presents challenges that may negatively affect, if not completely negate, the feasibility for development of the property.
●	We may acquire additional exploration-stage properties on which reserves may never be discovered.
●	The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could adversely and materially affect our operations.
●	Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.
●	Tariffs and the imposition of other restrictions on trade could adversely affect our operating costs.

●	Our operations in Argentina, Mexico, and Canada subject us to political and social risks.
●	Our operations face substantial regulation of health and safety.
●	Reform of the General Mining Law in the United States could adversely affect our results of operations.
●	Title to mineral properties can be uncertain, and we may be at risk of loss of ownership of one or more of our properties.
●	We cannot ensure that we will have an adequate supply of water to complete desired exploration or development of our mining properties.
●	Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension, or termination of our operations.
●	Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.
●	We rely on contractors to conduct a significant portion of our operations and construction projects.
●	If our employees or contractors engage in a strike, work stoppage or other slowdown, we could experience business disruptions and/or increased costs.
●	Our business is sensitive to nature and climate conditions.
●	Mining companies are increasingly required to consider and provide benefits to the communities, including indigenous communities, and countries, in which they operate in order to maintain operations.

Risks Related to Our Common Stock

●	A small number of existing shareholders own a significant portion of McEwen Inc. common stock, which could limit your ability to influence the outcome of any shareholder vote.
●	Our stock price may be volatile, and as a result you could lose all or part of your investment.
●	Failure of the Company to maintain compliance with the NYSE or TSX listing requirements could result in delisting of our common stock, which in turn could adversely affect our future financial condition and the market for our common stock.
●	Failure of the Company to maintain proper and effective internal controls could impair our ability to produce accurate financial statements on a timely basis, which could adversely affect the market price of our common stock.
●	The future issuances of our common stock will dilute current shareholders and may reduce the market price of our common stock.

General Risks

●	We do not insure against all risks to which we may be subject in our operations.
●	Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.
●	We conduct operations in several foreign countries and are exposed to legal, political and social risks associated with those operations.
●	Our business depends on good relations with our employees, and if we are unable to attract and retain additional highly skilled employees, our business and future operations may be adversely affected.
●	Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
●	Several of our directors and officers are residents outside of the United States, and it may be difficult for shareholders to enforce within the United States any judgments obtained against such directors or officers.
●	The laws of the State of Colorado, our Articles of Incorporation and agreements with certain officers and directors may protect our directors from certain types of lawsuits.

●	We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write downs may adversely affect our results of operations and financial condition.
●	A significant delay or disruption in sales of concentrate or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.

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

We derive all of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change. A period of sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. In the event metal prices decline or remain low for prolonged periods of time, our existing producing properties may become uneconomic, and we might be unable to develop our undeveloped properties, which may further adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may also result from the occurrence of unexpected adverse events, including a material diminution in the price of gold, silver, and/or copper, that impacts our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties and investments, including McEwen Copper Inc.

During 2025, the price of gold, as measured by the London P.M. fix, fluctuated between $2,633 and $4,449 per ounce, the price of silver fluctuated between $29.41 and $74.84 per ounce, and the price of copper fluctuated between $4.05 and $5.86 per ounce. As at March 13, 2026, gold, silver and copper prices were $5,045.00/oz, $83.70oz, and $5.76/lb, respectively.

We have incurred substantial losses in prior years and may not be consistently profitable in future years.

For the year ended December 31, 2025, the Company generated a pre-tax income of $6.9 million. During the two years ended December 31, 2024, and 2023, we generated a pre-tax loss and a pretax income of $46.7 million and $67.0 million, respectively. As of December 31, 2025, our accumulated deficit, which includes historic non-cash impairment charges, was $1.3 billion. In the future, our ability to remain profitable will depend on the profitability of the Gold Bar Mine Complex, Fox Complex, El Gallo and the San José mine, our ability to generate revenue sufficient to cover our costs and expenses, and our ability to advance, sell or otherwise monetize our other properties and our interest in the Los Azules copper project. In pursuit of profitability, we will seek to identify additional mineralization that can be extracted economically at operating and exploration properties. For our non-operating properties that we believe demonstrate economic potential, we need to either develop our properties, locate and enter into agreements with third party operators, or sell the properties. We may suffer significant additional losses in the future and may not be profitable again.

Our business requires substantial capital investment from outside sources, and we may be unable to raise additional funding on favorable terms to develop additional mining operations. In addition, our ongoing reliance on equity funding will and any conversion of our convertible debt could result in continued dilution to our existing shareholders.

We have in the past and will likely in the future require significant capital to develop our exploration projects. A significant portion of that funding in the past has come in the form of sales of our common stock. We continue to evaluate capital and development expenditure requirements as well as other options to monetize certain assets in the Company’s portfolio including Los Azules, Grey Fox, Stock and El Gallo. If we make a positive decision to develop one or more of these initiatives, the expenditure required may significantly exceed our working capital. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy, our operating results and applicable commodity prices. We may not be successful in obtaining the required financing to advance our projects or for other purposes, on terms that are favorable to us or at all, in which case, our ability to replace depleted mineral reserves and continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and in the possible partial or total loss of our interest in certain properties. Even if we are successful in obtaining additional equity capital, it will result in dilution to existing shareholders. Additionally, any conversion of our 5.25% Convertible Senior Notes due 2030, could result in dilution to our existing equity shareholders to the extent we deliver common stock upon such conversion.

Our indebtedness adversely affects our cash flow and may adversely affect our ability to operate our business.

As of December 31, 2025, we had an outstanding credit facility with a principal amount of $20.0 million. Repayment of the debt is secured by a lien on certain of our and our subsidiaries’ assets. This debt requires us to make monthly principal payments of $1.0 million beginning on January 31, 2027, with the remaining outstanding principal repayment on August 31, 2028.

We also had $110.0 million in convertible unsecured notes. These convertible notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on August 15 and February 15 of each year, and are expected to mature on August 15, 2030, unless earlier converted, redeemed or repurchased by the Company.

We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Even if we have sufficient cash flow to retire our debt, those payments will affect the amount of cash we have available for capital investment, exploration, ongoing operations and other purposes. Payments on our debt may also inhibit our ability to react to changing business conditions.

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

Our recent development activities, including at the Gold Bar Mine Complex and the Fox Complex, may not result in the expansion or replacement of past production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

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

Our continuing reclamation obligations at Tonkin, Gold Bar Complex, the Fox Complex, the El Gallo mine, and other properties could require significant additional expenditure.

We are responsible for the reclamation obligations related to disturbances on all our properties. In Canada and the United States, we are required to post bonds to ensure performance of our reclamation obligations. As of December 31, 2025, we have accrued $39.5 million in discounted estimated reclamation costs for our properties in United States and Canada with a corresponding $48.2 million covered by surety bonds. We have not posted a bond in Mexico as none is required by the current legislation; however, we have recorded a liability of $6.4 million based on the estimated amount of our reclamation obligations in that jurisdiction.

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

We have not made distributions to our shareholders since September 2018, and we may not make any distributions in the future. Any determination to make distributions on our common stock will be based primarily upon covenants in outstanding debt instruments, our financial condition, results of operations and capital requirements, including for capital expenditures and acquisitions, and our Board of Directors’ determination that the distribution to shareholders is in the best interest of our shareholders and in compliance with all laws and agreements applicable to the Company.

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

We own our 49.0% interest in the San José mine under the terms of an option and joint venture agreement (“OJVA”), and our 46.3% interest in the Los Azules copper project under the terms of a shareholder agreement, and therefore we are unable to control all aspects of the exploration and development of, and production from, these properties.

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

Even if McEwen Copper Inc. is successful in achieving one or more of its strategic initiatives at the Los Azules project, its development and copper price assumption provide uncertainty for development of the property.

Los Azules is located in a remote location, previously accessible only by 75 miles of dirt road with fourteen river crossings and two mountain passes above 13,450 feet. An additional access road at lower altitude was completed in May 2022, which has one mountain pass above 11,000 feet. Even assuming that technical difficulties associated with this remote location can be overcome, if the long-term price of copper decreased significantly below the current price or capital cost estimates increased significantly, Los Azules may not be feasible for development, and we may have to write off the remaining carrying value of our investment in McEwen Copper Inc.

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

Due to increased activity levels of non-governmental, aboriginal, and local groups targeting the mining industry, the potential for the government or process instituted by non-governmental, aboriginal, and local groups, to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make them prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected, as a result of a violation of applicable laws, regulations, permitting requirements or a change in applicable law or regulations, it would have a significant negative impact on the value of our company and could have a significant impact on our stock price.

Tariffs and the imposition of other restrictions on trade could adversely affect the Company.

The U.S. federal government has made changes to the U.S. trade policy.  The U.S. federal government has implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. Beginning March 4, 2025, and effective through February 24, 2026, the U.S. government implemented executive orders imposing a tariff of between 10% and 35% on certain imports from Mexico and Canada; these tariffs were followed by additional 10% tariffs on goods from certain imports from Argentina. As we currently have mining operations in the United States, these tariffs increased the costs of our product from Argentina, Mexico and Canada as well as inputs from those countries used in our operations, such as supplies, equipment, and machinery. In response, the Canadian government imposed retaliatory tariffs of 25% on a broad range of U.S. goods, though many of these measures were reduced or withdrawn beginning in August 2025. Mexico’s retaliatory actions have been more limited and delayed, with some measures postponed indefinitely. These tariffs would have a similar effect on U.S. goods imported for use at our Mexican and Canadian operations. As of today, these tariffs have been found unlawful by the Court, and the company may be eligible for refund of certain tariffs paid; however, no refund is guaranteed, any refund may not be received by the company for some time, and any refund received may not fully offset the administrative burden of the tariffs while they were implemented. Further, effective February 25, 2026, the U.S. government implemented new tariffs on most imports into the U.S. from all countries under section 122 of the Trade Act of 1974, which permits the imposition of up to 15% tariffs for up to 150 days; these tariffs are currently at a rate of 10%.  Future tariffs under alternative statutes are expected. These tariffs and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Canada, Mexico, Europe, Asia, and other countries, could adversely impact the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our business less competitive. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs. Further, United States-Mexico-Canada Agreement (“USMCA”) requires a formal evaluation of the agreement six years after its entry into force, which will commence July 1, 2026.

The U.S. has solicited feedback from the trading community regarding the operation of the agreement, and the joint review could result in changes to the agreement – including the processes by which goods qualify for preferential treatment under the agreement, the tariffs applicable to products under the agreement, or other restrictions on the movement of goods within the region – which could further impact our operations and impact the cost, price and availability of our products and services.

Our operations in Argentina and Mexico are subject to political and social risks.

With respect to our interests in McEwen Copper Inc., which owns the Los Azules copper project, and Minera Santa Cruz S.A, which owns the San José mine, there are risks relating to an uncertain or unpredictable political and economic environment in Argentina, illustrated by the following:

●	Argentina defaulted on foreign debt repayments and on the repayment on a number of official loans to multinational organizations in 2002 and 2003 and defaulted again on its bonds in 2014.
●	In 2012, Argentina’s President announced the nationalization of the majority stake of Yacimientos Petrolíferos Fiscales (“YPF”), Argentina’s largest oil company.
●	In December 2017, Argentina enacted comprehensive tax reform (Law No. 27,430 (the “Law”)). Specifically, the Law introduces amendments to tax and other various laws, including a special regime comprising an optional revaluation of assets for income tax purposes.
●	In 2018, Argentina’s federal government introduced a decree imposing a temporary tax on all exports from Argentina. The tax was introduced as an emergency measure due to the significant peso devaluation during the year.
●	In September 2019, Argentine authorities implemented new foreign exchange regulations that impacted the results of MSC. The main restrictions include, but are not limited to, full repatriation of proceeds of exports in cash bank savings to be denominated only in Argentine pesos and authorization from the Argentina Central Bank being required for dividend distributions abroad and intercompany loan payments.
●	In October 2019, Alberto Fernández was elected to office. The prior president, Mr. Mauricio Macri, who assumed office in December 2015, implemented several significant economic and policy reforms, including reforms related to foreign exchange and trade, fiscal policy, labor laws and tax rules. The fiscal, monetary and currency adjustments undertaken by the Macri administration subdued growth in the short-term, and some measures, including the export tax, have negatively impacted Argentina sourced revenues.
●	In December 2019, the Argentina federal government approved a decree delaying the corporate tax rate to change from 30% to 25% to the end of 2021 and extending the temporary export tax introduced in September 2018 to the end of 2021. Furthermore, the decree suspended the increase in the dividend withholding tax from 7% to 13% until January 2021.
●	In 2020, the Alberto Fernández administration marked its first year in office, a year in which it faced numerous challenges including renegotiating Argentina’s foreign debt, managing currency crises, and, most difficult, designing Argentina’s response to the COVID-19 pandemic.
●	On June 16, 2021, Law 27,630, which introduced amendments to the corporate income tax law, entered into force. Under prior law, the corporate income tax rate was 25%. As per the new law applicable to fiscal years starting on or after January 1, 2021, corporate income will be subject to tax at progressive rates ranging from 25% to 35%. Starting in January 2022, these brackets will be annually adjusted to account for inflation, as per the consumer price index published by relevant governmental agency.
●	Under prior law, the distribution of earnings attributable to fiscal year 2021 was subject to withholding tax at a 13% rate. Law 27,630, enacted in June 2021, reduced this withholding tax rate on distributions of earnings to 7%.
●	On November 19, 2023, Argentina elected Javier Milei as its new president. Milei has proposed fast and radical measures to address a large fiscal imbalance, including dramatic cuts to federal spending, full dollarization, closure of the central bank and privatizations.

●	On December 28, 2023, Argentine President Javier Milei sent a reform bill to Congress proposing far-reaching changes to the country's tax system, electoral law and public debt management.
●	On October 21, 2024, Argentine President Javier Milei announced plans to replace Argentina’s existing tax agency with the newly formed Agencia de Recaudación y Control Aduanero.
●	On October 26, 2025, Argentine President Javier Milei’s La Libertad Avanza party secured a number of seats in both the Chamber of Deputies and the Senate. Despite this, 2025 was marked by a historic legislative low, with only 13 laws passed by Congress.

With respect to the El Gallo mine in Mexico, there has been an ongoing level of violence and crime relating to drug cartels and gangs in Sinaloa State where we operate, and in other regions of Mexico. Our facility at the El Gallo mine was robbed in 2015. On December 17, 2019, the US State Department issued a Level 2 (“Increased caution”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime. On September 8, 2020, the US State Department issued a Level 3 (“Reconsider travel”) warning with respect to five Mexican states, including Sinaloa State, due to violent crime and COVID-19. On April 20, 2021, the US State Department issued a Level 4 (“Do not travel”) warning with respect to six Mexican states, including Sinaloa State, due to violent crime and COVID-19. On January 5, 2023, the US State Department reiterated its caution against travel to Sinaloa State due to unrest resulting from the capture of Ovidio Guzmán López, a high-ranking member of the Sinaloa Cartel. A general update on August 22, 2023 reiterated a do not travel warning to Sinaloa State due to violent crime and kidnapping. Sinaloa State continued to be classified as a do not travel state in 2025 and this classification continues into 2026. On January 23, 2026, ten employees from Vizla Silver Corp. were kidnapped in Sinaloa and is suspected to be a result of cartel activity. These events may disrupt our ability to carry out exploration and mining activities and may affect the safety and security of our employees and contractors.

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

All aspects of our operations are subject to United States, Canada, Mexico and Argentina federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste, including cyanide. Furture environmental legislation may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for us and our officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on our properties that are unknown to us at the present and that have been caused by us, previous owners or operators, or that may have occurred naturally. We utilize explosives in our business, which could cause injury to our personnel, and damage to our equipment or assets. Mining properties from the companies we have acquired may cause us to be liable for remediating any damage that those companies may have caused. The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Failure to comply with applicable environmental laws, regulations and permitting requirements may also result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

A portion of our operations and construction projects are currently conducted in whole or in part by contractors, including our operations at the Gold Bar Mine Complex, Fox Complex and El Gallo. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

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

As of December 31, 2025, a number of our employees were represented by different trade unions and work councils which subject us to employment arrangements very similar to collective bargaining agreements. Further, most of our employees are based in foreign locations. The laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or may require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If the employees or contractors at the Gold Bar Mine Complex, Fox Complex, El Gallo, or San José mine were to engage in a strike, work stoppage, or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs, and lost revenue.

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

A number of governments have introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent in some jurisdictions. If the current regulatory trend continues, this may result in increased costs at some or all of our project locations. In addition, the physical risks of climate change may also have an adverse effect on our operations and properties. Extreme weather events have the potential to disrupt our power supply, surface operations and exploration at our mines and may require us to make additional expenditures to mitigate the impact of such events.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten public health and welfare. In August 2015, the EPA issued final rules for the Clean Power Plan under Section 111(d) of the Clean Air Act designed to reduce greenhouse gas emissions from electric utilities. On June 19, 2019, the EPA repealed the Clean Power Plan and replaced it with the Affordable Clean Energy rule. In April 2024, the EPA repealed the Affordable Clean Energy rule and adopted new greenhouse gas regulations applicable to certain fossil fuel-fired power plants. In February 2026, the EPA finalized a rule rescinding the 2009 greenhouse gas endangerment finding. The February 2026 rule has been challenged in the United States Court of Appeals for the District of Columbia Circuit, and federal greenhouse gas regulation under the Clean Air Act remains subject to ongoing judicial review and regulatory action. . Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

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

Risks Relating to Our Common Stock

A small number of existing shareholders own a significant portion of McEwen Inc. common stock, which could limit your ability to influence the outcome of any shareholder vote.

As of March 16, 2026, Mr. McEwen beneficially owned approximately 14% of the 59.5 million shares of McEwen Inc. common stock outstanding. Under our Articles of Incorporation and the laws of the State of Colorado, the vote of the holders of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, Mr. McEwen will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers, acquisitions or other significant corporate transactions.

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

We cannot be certain that we will be able to maintain adequate controls over disclosure and financial processes and reporting in the future. We have identified as recently as of the fiscal year ended December 31, 2024, control deficiencies that, in the aggregate, constituted a material weakness in our internal control over financial reporting.  If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be negatively affected, and our financial position and results of operations could be harmed.

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

A significant portion of our revenue in 2025 was generated by operations outside the United States. Exploration, development, production, and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we may, directly or indirectly, have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including tariffs and taxes associated with the import or export of goods), risks associated with consumption taxes in Mexico, Argentina, and Canada, income tax refund recovery and collection processes in Mexico and Argentina, changes in US legislation as applicable to foreign operations, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which we conduct our operations. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where the rule of law is less robust and judicial systems may be susceptible to manipulation or influence from government agencies, non-governmental organizations, or civic groups.

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

Our business partners’ technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, theft of property or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. A cyber incident involving our business partners’ information systems and related infrastructure could disrupt our business plans and negatively impact our operations. There can be no assurance that we will not be the target of cyberattacks in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities.

Environmental, social and governance matters may impact our business and reputation.

Since 2020, our joint venture partner, Hochschild Mining plc, has published annual sustainability reports. Our El Gallo sustainability report includes our policies and practices on a variety of ESG matters, including water management and preservation; recycling; diversity, equity, and inclusion (“DEI”); employee health and safety; and human capital management. In addition, our business faces increasing scrutiny related to ESG issues, including sustainable development, renewable resources, environmental stewardship, supply chain management, climate change, DEI, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives will require financial expenditures and employee resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

[NONE]

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks, including those risks posed by our use of third-party service providers. Specifically, we engage third-party cybersecurity firms to assist with network and endpoint monitoring, cloud system monitoring, and assessment of our incident response procedures, risk identification and assessment of material cybersecurity threats.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Director of IT. The Director of IT is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan. Together with the General Counsel, information technology staff and outside consultants that comprise our cybersecurity management team, we collectively possess significant experience in evaluating, managing, and mitigating security and other risks, including cybersecurity risks.

ITEM 2. PROPERTIES

We classify our mineral properties into reportable segments consistent with the manner in which they are grouped in Item 8. Financial Statements and Supplementary Data, Note 3, Operating Segment Reporting and subdivide them within each segment by their respective stage of development: “production properties”, “advanced-stage properties” and “exploration properties.” Advanced-stage properties consist of properties for which advanced studies and reports have been completed indicating the presence of economically mineable mineralized material or in some cases, proven and probable reserves, and for which we have obtained or are in the process of obtaining the required permitting. Our designation of certain properties as “production properties” or “advanced-stage properties” should not suggest that we have proven or probable reserves at those properties as defined by S-K 1300. Our current operating or advanced stage properties are the following: the Fox Complex in Ontario, Canada; the Gold Bar Mine Complex in Nevada, United States; El Gallo in Sinaloa, Mexico; the Los Azules copper project in San Juan, Argentina; and the San José mine in Santa Cruz, Argentina.

The location of our significant production, advanced-stage and exploration properties is shown below:

Mines and Projects

Fox Complex
Head Office
Gold Bar Mine Complex
El Gallo
Los Azules Project
San José Mine
MCEWEN INC.
NYSE MUX TSX
Gold
Gold & Silver
Copper

SEGMENT: UNITED STATES

The following map depicts the location of our major properties in the United States segment, including the Gold Bar Mine Complex and exploration properties which are fully owned by us or subject to joint venture agreements. The Gold Bar mine is located in the southern Roberts Creek Mountains along the prolific Battle Mountain-Eureka-Cortez gold trend in central Nevada. Approximately 25 miles northwest of the Gold Bar mine is the Cortez gold mine owned by Nevada Gold Mines (Barrick Gold Corporation and Newmont Corporation joint venture), and 25 miles southeast is the producing Ruby Hill mine owned by i-80 Gold Corp.

Nevada, USA

Area
Shown

80
Nevada Gold Mines*
Lone Tree
Carlin
Elko
Nevada Gold Mines*
Phoenix Mine
Nevada Gold Mines*
Cortez Mine
Tonkin
Project
Gold Bar Mine
i-80 Gold Corp
Austin
Eureka
50
Eureka
Project
Ely
0
100 Miles
N

McEwen Inc. Projects

JV Projects

Major Mines (Third Party)

Battle Mountain-Eureka-Cortez Trend

City / Town

Highway / Road

*Nevada Gold Mines - Barrick (61.5%) and Newmont (38.5%)

The following table summarizes the land position of our properties in Nevada as of December 31, 2025:

	Number of	Square	Square
United States Mineral Property Interest	Claims	Miles	Kilometers
Gold Bar mine	2,376	97	251
Tonkin	1,390	45	117
Eureka	1,076	29	75
Other Properties	1,389	44	114
Total United States Properties	6,231	215	557

Production Properties

Gold Bar Mine Complex, Nevada (100% owned)

For detailed information on the Gold Bar Mine Complex production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

The Gold Bar Mine Complex consists of the currently operating Gold Bar mine, as well as the Tonkin and Eureka exploration projects. The Gold Bar mine is an open pit, oxide gold mine with a processing facility, heap leach pad and gold recovery plant. The mine is located primarily on public lands managed by the Nevada Bureau of Land Management. We commenced construction in November 2017 following receipt of the signed Record of Decision from the U.S. Environmental Protection Agency. The Gold Bar mine achieved commercial production on May 23, 2019. Mining currently occurs at the Pick, Ridge, and Gold Bar South deposits.

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

The mineralized material is stacked onto the heap using a radial stacker and then leached with a diluted cyanide solution to extract the precious metals. The gold is recovered from the pregnant solution in the carbon plant by adsorbing the dissolved gold onto activated carbon followed by desorption, electrowinning, retorting and smelting to recover the gold as a final doré product.

Exploration Activities

We are in the early stages of evaluating the Trinity Ridge (previously known as Unity Ridge) concept, which contemplates the expansion and merger of three existing open pits at the Gold Bar mine into one larger mining area which could increase gold resources and extend mine life. As of the end of 2025, the Company has completed a series of drillholes between and below the open pits with results that intersected oxide gold mineralization, including a strong intercept of 3.6 g/t gold over 48.8 meters.

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

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at December 31, 2025, the Company had surety facilities in place to cover its $4.2 million of bonding obligations on the Tonkin property.

Eureka property (100% owned)

The Eureka property is a group of exploration stage claims acquired on August 19, 2024 through the acquisition of Timberline Resources Corporation. The property is situated in the southern part of the Eureka mining district and consists of the Lookout Mountain gold resource and a pipeline of earlier-stage targets that feature past gold production, historic gold estimates, and/or drill-indicated gold mineralization. The Company is currently advancing towards establishing a mineral resource on the Windfall property.

Drilling at Lookout Mountain focused on infilling areas of the existing deposit to convert Inferred Resources into the Measured and Indicated categories, and obtain samples to commence metallurgical testing to confirm the use of the same heap leach recovery process currently used at the Gold Bar mine. At Windfall, a resource estimate is planned for 2026 with recent results indicating excellent continuity of near-surface oxide gold mineralization along a 1.6-kilometre-long section of the north-south-trending Windfall fault zone. Recent drilling results as of December 8, 2025 include intercepts of 1.0 g/t gold over 89.9 meters at Lookout Mountain and 4.6 g/t gold over 26.7 meters at Windfall.

Other exploration properties

We hold other exploration stage properties throughout Nevada and Colorado which are not considered material at this time. The following table summarizes our properties (other than the Gold Bar Mine Complex properties) in the State of Nevada, United States:

Property name	County	Type of Interest	Acres/Hectares	Conditions	Ownership
Cornerstone	Eureka County	50 unpatented claims	1015/411	Not currently under agreement.	Held by Nevada Pacific Gold LLC
Patty JV	Eureka County	Total of 616 claims 311 claims contributed by McEwen Mining Nevada Inc. 257 claims contributed by NGM 48 leased claims	12644/5117	Joint Venture with Nevada Gold Mines (60% as Manager) Serabi Gold (10%) and McEwen Mining Nevada Inc. (30%)	McEwen Mining Nevada Inc. Nevada Gold Mines Etchegaray, Smith, Damele et al
New Pass	Churchill County	107 unpatented claims	2211/895	Under a 50/50 JV with Bonaventure (Iconic)	Held by McEwen Mining Nevada Inc.
South Midas (Squaw Creek)	Elko County	151 unpatented claims	3096/1253	Under a 50/50 JV with Bonaventure (Iconic)	Held by McEwen Mining Nevada Inc.
Slaven Canyon	Lander County	68 unpatented claims	1382/559	Not currently under agreement.	Held by WKGUS LLC
Keystone and O'Dair	Eureka County	2 patented claims	16/7	Not currently under agreement.	Owned by: 50% Nevada Pacific Gold (US), Inc. 50% Robert C. Withnell and Ralph S.Withnell
Trail (Eureka)	Eureka County	30 unpatented claims	620/251	Not currently under agreement.	Held by Wolfpack Gold (Nevada) Corporation
South Ratto (Eureka)	Eureka County	108 unpatented claims	1850/749	Not currently under agreement.	Held by BH Minerals USA Inc
Hoosac & North Amselco (Eureka)	Eureka County	192 unpatented claims	3100/1255	Not currently under agreement.	Held by BH Minerals USA Inc
Silverado (Eureka)	Eureka County	10 leased unpatented claims	947/383	1% NSR to Silver International	Held by Timberline Resources Corporation Leased claims owned by Silver International
Oswego (Eureka)	Eureka County	111 unpatented claims	1488/602	Not currently under agreement.	Held by BH Minerals USA Inc
New York Canyon (Eureka)	Eureka County	Total of 56 claims 45 unpatented claims 11 patented claims	929/376	Not currently under agreement.	Held by BH Minerals USA Inc and Timberline Resources Corporation
Q Claims (Eureka)	Eureka County	104 unpatented claims	2149/870	Not currently under agreement.	Held by Timberline Resources Corporation
LS Claims (Eureka)	Eureka County	28 unpatented claims	578/234	Not currently under agreement.	Held by Timberline Resources Corporation
Gold Canyon	Eureka County	26 unpatented claims	578/234	Not currently under agreement.	Held by Timberline Resources Corporation
Seven Troughs	Pershing County	Total of 325 claims 261 patented claims 64 unpatented claims	4030/1631	Not currently under agreement.	Held by Timberline Resources Corporation
Paiute	Lander-Humboldt County	65 unpatented claims	1500/607	Not currently under agreement.	Held by Timberline Resources Corporation
Elder Creek	Lander-Humboldt County	573 unpatented claims	11838/4791	Not currently under agreement.	Held by Nevada Pacific Gold LLC
Downeyville	Nye County	5 patented claims	63/25	Not currently under agreement.	Held by Timberline Resources Corporation
Gold Canyon	Eureka County	26 unpatented claims	537/217	Not currently under agreement.	Held by McEwen Mining Nevada Inc.
Elder Creek (BMX & E. Marigold)	Lander-Humboldt County	573 unpatented claims	11838/4791	Not currently under agreement.	Held by Nevada Pacific Gold LLC

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

The Black Fox property includes the Black Fox mine and surrounding properties, including the advanced-stage Grey Fox property and Froome mine, the latter of which declared commercial production during the third quarter of 2021. The Stock property, the site of the former Stock mine, is located approximately 17 miles west of the Black Fox mine. The Stock property includes the Stock mill, where mineralized material from the Froome mine is transported and processed, and the Stock advanced development project. In addition, the Canada segment includes other exploration properties such as Fuller, Davidson-Tisdale, Buffalo Ankerite and Paymaster.

The location of the various properties is shown below:

Ontario, Canada

Area Shown
MCEWEN INC.
NYSE MUX TSX
McEwen Inc. Projects
Major Mines
Destor-Porcupine Deformation Zone
City / Town
Highway / Road
Pan American Silver Bell Creek
Newmont Hoyle Pond
Stock Property
Agnico Eagle Taylor Mine
Black Fox
Davidson Tisdale
Timmins
101
Matheson
Froome
Grey Fox
Paymaster
Fuller
Discovery Porcupine
Buffalo-Ankerite
0
20 Miles
N

The following table summarizes the Canada land position of our company as of December 31, 2025:

	Number of	Number of	Square	Square
Canada Mineral Property Interest	PINs (1)	Claims	Miles	Kilometers
Black Fox Property	38	53	11	28
Stock Property	27	108	10	26
Davidson-Tisdale	11	-	2	5
Fuller	4	1	1	3
Paymaster	15	-	1	3
Buffalo Ankerite	7	-	3	8
Total Canada Properties	102	162	28	73

(1)	Parcel Identification Number (“PIN”) is a unique number assigned to each automated parcel in the Ontario Land Registry.

Production Properties

Fox Complex, Canada (100% owned)

For detailed information on the Fox Complex production statistics and financial results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and History

We acquired the properties comprising the Fox Complex in 2017. These properties are located in the well-established Timmins Gold Mining district in Northern Ontario, Canada. Given the proximity to communities in a region with primary industries of mining and forestry, local supplies and services are easily available and deliverable in a timely manner to our operations.

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

Our Stock property hosts the Stock mill and is the site of the former Stock mine previously operated until 2005 by St Andrew Goldfields Ltd. Exploration initiated by us in 2018 through 2025 has defined three mineralized zones at the Stock property, the down dip component of the historical Stock Mine, and Stock West, within a 2-mile mineralized trend along the Destor-Porcupine Fault. The Company is currently developing the Stock property as an underground mine, targeting commercial production by 2027.

The Fox Complex contains 132 parcels representing patents and leases and 163 unpatented mining claims totaling 28 square miles in mining rights, as well as 13 square miles in surface rights. All land parcels are located within the Beatty, Hislop, Stock, Bond and German townships in the municipality of Black River-Matheson as well as within the Deloro and Tisdale townships in the City of Timmins.

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

Development of the underground access to the Froome mine was completed during 2021 and commercial production was achieved in Q3 2021. While current production is sourced from the Froome mine, we expect to transition activities to the higher grade Stock mine towards the end of 2026.

Advanced-Stage Properties

Stock, Canada (100% owned)

The Stock project is located approximately one mile west of the historic Stock mine shaft and 0.6 miles southwest of the Stock mill. The Stock property is easily accessible via an access road from Highway 101 located approximately one mile to the south. The approximate coordinates for the geographic center for the Stock property are N48°33'0" and W80°45'1".

The Stock property is the site of the former Stock mine, which produced 137,000 ounces of gold from an underground operation between 1989 and 2005.

Exploration activities (primarily diamond drilling and geophysical surveys) were initiated at the Stock property in early 2018 and continued at a steady pace throughout 2019. These efforts led to the discovery of additional mineralized material at the East zone, and a new source of potentially economic bulk mineralization at the West zone. From 2021 to 2023, a diamond drill program totaling 197 holes and 224,770 feet was executed at Stock and close to the former producing Stock Mine generally within two plunge vectors. In addition, 11,870 feet of drilling from 16 drillholes were completed at the East zone (located approximately 2,600 feet east of the historic Stock Mine).

Development activities at the Stock project advanced in line with the Company’s 2025 mine development plan. In Q4/25, we invested $10.9 million to advance development at the Stock project (full year 2025 - $29.5 million). Site construction progressed across critical infrastructure, including access roads, building foundations, and essential service areas, as well as surface facilities, including the mine dry, office complex, and maintenance buildings. Rehabilitation of historical infrastructure continued, with steady progress on shaft access and safety improvements. Ramp development advanced at an average rate of 20.0 feet (6.2 meters) per day during Q4/25, supporting key project milestones. Overall, project execution during full year 2025 remained consistent with schedule and budget expectations, reinforcing the Company’s target for commencement of commercial production in 2027.

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

In 2021, McEwen undertook a substantial surface exploration program of 185 holes and nearly 255,000 feet of core drilling that focused on the Stock and Grey Fox properties supporting a S-K 1300 Initial Assessment Technical Report. A mineral resource update was completed for Grey Fox as of December 31, 2025. The mineral resource update increased the contained indicated gold by 23% to 1,892,000 ounces and due mainly to successful conversion of inferred to indicated, the inferred resource decreased by 5% to 436,000 ounces. The expansion of mineral resources at Grey Fox are attributable to exploration activities conducted during the year and a change in the gold price used in calculations. Exploration at Grey Fox in 2025 included 201,319 feet (61,362 meters) of diamond drilling, primarily focused on the Gibson Zone, where favorable grades and widths were identified. Other priority drill targets included the Stroud property, which is contiguous with Grey Fox, to verify a historical resource. Objectives for 2025 were centered on delineating near-term resources at Grey Fox in support of its prefeasibility study and identifying additional targets to support future resource growth.

Other Exploration Properties

Other exploration properties acquired in connection with our acquisition of Lexam VG Gold Inc. in 2017 include Davidson-Tisdale, Fuller, Paymaster and Buffalo Ankerite which are not considered material at this time. No exploration work was performed at these properties in 2025.

The following table summarizes our properties (other than Black Fox, Grey Fox and Froome mines and the Stock Project) in the Province of Ontario, Canada:

Property name	Municipality	Type of Interest	Acres/Hectares	Conditions	Ownership
Buffalo Ankerite	Timmins	7 Patented claims	1364/552	Exploration	Held by McEwen Inc. via Lexam VG Gold Inc.
Paymaster	Timmins	15 Patented claims	432/175	Exploration	60% JV interest with Newmont (40%)
Black Fox North	Black River-Matheson	50 Unpatented claims	1608/651	Exploration	100% McEwen Inc.

SEGMENT: MEXICO

The following map depicts the location of our property forming the Mexico segment, of which El Gallo is described in the sections below:

Sinaloa, Mexico

Area
Shown
MCEWEN INC.
NYSE MUX TSX
McEwen Inc. Projects
Major Mines
City / Town
Highway / Road
Ciudad Obregon
Cobre Del Mayo
Piedras Verdes Mine
El Gallo
Guamuchil
Culiacan
First Majestic
San Dimas Mine
Durango
La Paz
Mazatlan
0
100 Miles
N

The following table summarizes the Company’s land position in Mexico as of December 31, 2025:

Mexico Mineral Property Interest	Claims	Square Miles	Square Kilometers
El Gallo	8	32	84
Other Mexico properties	36	173	449
Total Mexico Properties	44	205	533

Mexico Properties

El Gallo, Mexico (100% owned)

Overview and History

We own 100% of El Gallo, consisting of the El Gallo mine, originally known as the Magistral mine, in addition to the El Gallo Silver deposit. The El Gallo mine was an open pit gold mine and heap leach operation that we operated from September 2012 to June 2018, when we ceased active mining. Residual leaching production and ongoing closure and reclamation activities continued through 2025.

El Gallo consists of 8 square miles of concessions. Concession titles are granted under Mexican mining law. Mining concessions are subject to annual work requirements and payment of annual surface taxes that are assessed and levied on a semi-annual basis in accordance with Mexican law. An annual lease agreement for surface access to El Gallo is currently in place.

Two areas of interest located within these concessions form the basis for the mineral resource estimate included in a feasibility study published on February 16, 2021 previously referred to as the Fenix Project. The Fenix Project envisions a two-phase development process: Phase 1 involves the reprocessing of material from the leach pad at the existing El Gallo mine, referred to as HLM. Phase 2 encompasses the processing of open-pit silver mineralization from the nearby El Gallo Silver deposit, utilizing our existing processing plant.

The processing plant is expected to employ proven and conventional mineral processing and precious metal recovery technologies. Phase 1 is projected to have a processing rate of 3,400 tonnes per day.

Tailings generated during operations will be stored in the depleted open-pit Samaniego pit at El Gallo. This approach provides increased safety by avoiding the construction of embankment structures, focusing solely on the geochemical stability of the pit, rather than its physical stability.

On December 16, 2025, the Company announced the extension of its Environmental Impact Assessment (Manifestación de Impacto Ambiental) for El Gallo, which was a crucial step in allowing the Company to begin mill construction. Processing of the HLM is expected to continue for 10 years, producing approximately 20,000 GEOs annually once commercial production is achieved. Remaining capital costs to complete construction are estimated at $25 million. Since the material that will be processed has been previously leached, there will be no significant development or exploration costs anticipated.

Location and Access

El Gallo and the surrounding properties are in northwestern Mexico in the western foothills of the Sierra Madre Occidental mountain range, within the State of Sinaloa in the Mocorito Municipality, approximately 60 miles by air northwest of Culiacan, the capital city of Sinaloa State. Access is by paved and well maintained, two-way dirt roads. The concession area is located approximately 20 miles by road from the village of Mocorito, approximately 30 miles from the town of Guamúchil. The approximate coordinates for the center of the district are longitude W107°51’ and latitude N25°38’.

Facilities and Infrastructure

El Gallo has well-developed infrastructure including electricity, roads, water supply and high-speed internet access. There is a truck shop, a warehouse, a fuel depot, core logging facilities, an explosives magazine, heap leach pads, process ponds, an assay laboratory, a three-stage crushing plant, an adsorption-desorption-recovery (“ADR”) process plant with a sulfidation-acidification recovery (“SAR”) circuit added in the first quarter of 2018 and an administrative office. The laboratory is equipped to process all assay samples from the mine, core, chips and soil. The metallurgical lab can determine cyanide leaching amenability and gold and silver recoveries of mineralized material amenable to cyanide leaching.

We purchased a secondhand gold processing plant and associated equipment in September 2022. As of the end of 2025, most of the equipment necessary for the plant has been mobilized to our project site to undergo a comprehensive refurbishment program. This will allow us to maximize the utilization of each acquired equipment, with the mills being the first to be mobilized and refurbished, now ready for installation.

The following table summarizes our properties (other than El Gallo) in Mexico:

Property name	Municipality	Type of Interest	Acres/Hectares	Conditions	Ownership
El Gallo Silver (partial)	Mocorito, Sinaloa Mexico	1 patented claim	2923/1183	None	100% McEwen Inc.
El Encuentro (partial)	Mocorito, Sinaloa Mexico	2 patented claims	1040/421	Payment of royalties as of January 31, 2022	Held by McEwen Inc. via purchase option with Almaden de Mexico - Minera Gavilan SA de CV
Palmarito	Mocorito, Sinaloa Mexico	1 patented claim	282/114	Payment of royalties for the period from July 14, 2016 to July 14, 2026	Held by McEwen Inc. via purchase option with Consorcio Minero Latinoamericano SA de CV
Palmarito	Mocorito, Sinaloa Mexico	2 patented claims	1774/718	None	Held by McEwen Inc. via purchase option with Atonilco Construcciones SA de CV
San Dimas	Mocorito, Sinaloa Mexico	1 patented claim	259/105	None	Held by McEwen Inc. via purchase option with Arturo Molina
Mina Grande (partial)	Sinaloa de Leyva, Sinaloa Mexico	1 patented claim	151/61	None	Held by McEwen Inc. via purchase option with Arturo Molina
Twin Domes	Mocorito, Sinaloa Mexico	1 patented claim	49/20	None	100% McEwen Inc.
Haciendita (partial)	Sinaloa de Leyva, Sinaloa Mexico	1 patented claim	358/145	None	100% McEwen Inc.

SEGMENT: MCEWEN COPPER

Our McEwen Copper segment contains the Los Azules copper project in the province of San Juan, Argentina as well as the Elder Creek exploration property in the state of Nevada, United States.

The following map depicts the location of the Los Azules project. Los Azules is located in the Andean Copper Belt in Northern Argentina, which hosts many of the world’s largest copper deposits.

San Juan, Argentina

Area
Shown
Los Azules
Project
Calingasta
Sibanye-Stillwater
Altar Project
Barreal
Glencore
El Pachòn
Project
Antofagasta
Los Pelambres
Mine
San Juan
Mendoza
Chile
Argentina
0
50 Miles
N

McEWEN COPPER

★ McEwen Copper

■ Major Mines & Projects

● City / Town

The following table summarizes the primary land positions related to the McEwen Copper segment as of December 31, 2025:

	Number of	Square	Square
McEwen Copper Mineral Property Interest	Claims	Miles	Kilometers
Los Azules	22	124	320
Total McEwen Copper Properties	22	124	320

Los Azules Copper Project, Argentina (46.3% owned)

Overview and History

The Los Azules copper project is an advanced stage porphyry copper exploration project located in the cordilleran region in the province of San Juan, Argentina near the border with Chile. In 1994, Minera Andes Inc. (“Minera Andes”) acquired lands in the southern portion of the Los Azules area. Over the years, additional exploration was performed by Minera Andes and other companies who owned adjacent properties around Los Azules. McEwen Inc. acquired Minera Andes in January 2012. The Los Azules project is held directly by Andes Corporacion Minera S.A., a wholly owned subsidiary of McEwen Copper. The Company currently holds 46.3% of McEwen Copper indirectly through Minera Andes.

Location and Access

The project is located at approximately S31o05’25” and W70o13’30” and abuts the border of Chile and Argentina and is currently accessible via a 120 km gravel road known as the Exploration Road. The elevation at the site ranges between 11,500 feet to 14,750 feet above sea level (“ASL”). A second access road, known as the South Road (max. 11,155 feet ASL) was reconditioned in early 2022, has only one high mountain pass, and was successfully used to extend our drilling season beginning in 2022. We share part of the South Road with other mining projects, including El Pachón (Glencore) and Altar (Sibanye-Stillwater and Aldebaran Resources).

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

Current Activities

During Q3/25, McEwen Copper achieved a key milestone by completing its Feasibility Study and associated reserve estimate for the project. The study highlights the project’s potential as an environmentally conscious, high-purity, low-cost copper operation. Using a copper price of $4.35 per pound, the Feasibility Study indicates an after-tax net present value of $2.9 billion at a discount rate of 8%, and an internal rate of return of 19.8%.

The feasibility study confirms Los Azules to be a long-life, low-cost producer of high purity copper cathode with strong economic returns. Further, this project allows Los Azules to advance toward construction readiness within a sustainable framework.

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

Other exploration properties

McEwen Inc. holds other exploration stage properties throughout Argentina which are not considered material at this time. The following table summarizes our properties in Argentina:

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

SEGMENT: MINERA SANTA CRUZ (“MSC”), ARGENTINA

The following map depicts the location of the San José mine land package in the northwest corner of the Deseado Massif region, which forms the Minera Santa Cruz segment. The land package surrounds Newmont’s Cerro Negro property and the San José mine is located approximately 12 miles north of the Cerro Negro mine.

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

The operation of our Gold Bar Mine Complex are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our projects and mine on a regular basis and may issue citations and orders when it believes a violation has occurred under the Mine Act. While we assign most of the mining operations at the Gold Bar mine to an independent contractor, we may be considered an “operator” for purposes of the Mine Act and may be issued notices or citations if MSHA believes that we are responsible for violations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 24, 2012, our common stock commenced trading on the NYSE and TSX under the symbol “MUX”, subsequent to the completion of the acquisition of Minera Andes. As of  March 16, 2026, there were 59,452,799 shares of our common stock outstanding, which were held by approximately 3,000 stockholders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is 150 King Street West, Toronto, Ontario, Canada, M5H 1J9. The transfer agent in Canada is Computershare Trust Company of Canada at 100 University Ave., 8th Floor, Toronto ON, M5J 2Y1 and its telephone number is 1-800-564-6253.

Dividends

We have not paid any cash dividends on our Common Stock since 2020 and currently do not expect to pay dividends on our Common Stock for the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures, any restrictions imposed by present or future debt or equity instruments, and changes in federal tax policies, if any.

Performance Graph

The above graph compares our cumulative total shareholder return for the five years ended December 31, 2025, with (I) the NYSE Arca Gold Bugs Index, which is an index of companies involved in the gold industry and (ii) the NYSE Composite Index, which is a performance indicator of the overall stock market. The graph assumes a $100 investment on December 31, 2020, in our common stock and the two other stock market indices, and assumes the reinvestment of dividends, if any.

	December 31,
	2020	2021	2022	2023	2024	2025
McEwen Inc. (MUX)	$100	$90	$59	$73	$79	$188
NYSE Arca Gold Bugs Index	100	86	77	81	92	234
NYSE Composite Index	100	118	105	116	131	151

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section of this Annual Report on Form 10-K generally discusses fiscal 2025 and 2024 items including our results of operations and financial condition, and year-to-year comparisons between 2025 and 2024 with a particular emphasis on 2025. In each case, we discuss factors that we believe have affected our operating results and financial condition and may do so in the future. For a discussion of our financial condition and results of operations for 2024 compared to 2023, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

Regarding properties and projects that are not in production, we provide some details of our plan of operation. This section provides information up to the date of filing this report.

This discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash costs, cash cost per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, adjusted earnings before interest, depreciation and amortization (“Adjusted EBITDA”), adjusted EBITDA per share and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP. For a reconciliation of these non-GAAP measures to the amounts included in our Consolidated Statements of Operations for the years ended December 31, 2025, and 2024 and to our Balance Sheets as of December 31, 2025, and 2024, and certain limitations inherent in such measures, please see the discussion under “Non-GAAP Financial Performance Measures”, beginning on page 77.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended on December 31, 2025, and December 31, 2024, are abbreviated as Q4/25 and Q4/24 and the reporting for the years ended December 31, 2025, and 2024 are abbreviated as the full year 2025 and the full year 2024 respectively. All quarterly financial and other interim results are unaudited.

In addition, in this report, gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a silver to gold ratio of 90:1 for Q1/25, 99:1 for Q2/25, 88:1 for Q3/25, and 76:1 for Q4/25. Beginning in Q2/19, we adopted a variable silver to gold ratio for reporting that approximates the average price during each fiscal quarter.

2025 AND Q4/25 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for the year and quarter ended December 31, 2025, are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement, extending the maturity date from August 31, 2026 to August 31, 2028, and extended the commencement date for monthly repayments of principal from January 31, 2025 to January 31, 2027. As consideration for such amendment, the Company issued 53,160 common shares. On February 21, 2025, the Company repaid $20.0 million of principal under this credit agreement.
●	On February 11, 2025, the Company closed the offering of 5.25% Convertible Senior Notes due 2030 (the “Offering”), for an aggregate principal amount of $110.0 million. The net proceeds from the Offering were approximately $90.7 million after deducting offering related costs of $4.2 million and the purchase of a related capped call of $15.1 million. The capped call option was included to mitigate potential share dilution by effectively raising the conversion price from $11.25 to $17.30, representing a 100% premium over our closing share price on the day prior to the financing announcement.
●	On March 26, 2025, Minera Santa Cruz S.A. paid a dividend of ARS $4.9 billion ($4.6 million) on a 100% basis, or ARS $2.4 billion ($2.2 million) attributable and paid to McEwen Inc., representing the first significant dividend received since 2021.
●	On October 7, 2025, McEwen Copper announced the results of its Feasibility Study (“FS”) for the Los Azules copper project in San Juan, Argentina, with an effective date of September 3, 2025, following the approval of Los Azules to participate in Argentina’s Large Investment Incentive Regime. The FS supports the development of an open-pit mine producing an average of approximately 451 million pounds of copper cathode per year over a 21-year mine life, with an after-tax NPV8% of $2.9 billion and an internal rate of return of 19.8% based on a copper price assumption of $4.35 per pound. The project is expected to have an estimated payback period of 3.9 years.
●	On December 9, 2025, the Company completed the acquisition of 27.3% of Paragon Advanced Labs Inc. (“Paragon”), through the acquisition of 8,742,880 common shares of Paragon in exchange for 709,992 common shares of the Company, with a fair value of $13.7 million, based on the Company’s closing share price of $19.35 per share on December 9, 2025. As of December 31, 2025, the market value of our investments in Paragon was $17.9 million.
●	On December 19, 2025, the Company issued 215,000 flow-through common shares at approximately $23.80 per share for gross proceeds of $5.1 million. The proceeds will be used for exploration of the Grey Fox properties. The Company expects to fulfill obligations associated with this tranche of flow-through shares by the end of 2026.

Subsequent Events

●	On January 5, 2026, the Company successfully completed its acquisition of all of the issued and outstanding shares of Canadian Gold. The Company issued 3,208,481 shares and 1,529,508 subscription receipts on closing, based on an exchange ratio of 0.0225:1. As a result, the Company acquired a 100% interest in the previously operational Tartan Lake property in Manitoba, Canada.
●	On January 22, 2026, the Company issued 350,000 flow-through common shares at approximately $20.90 per share for gross proceeds of $7.3 million. Subsequently, on January 28, 2026, the Company issued an additional 377,000 flow-through common shares at approximately $21.25 per share for gross proceeds of $8.0 million. Proceeds will be used for development of the Stock project. The Company expects to fulfill obligations associated with these tranches of flow-through shares by the end of 2026.

●	On February 5, 2026, MSC paid a dividend of ARS $26.0 billion ($18.0 million) on a 100% basis, or ARS $12.7 billion ($8.8 million) attributable and paid to McEwen Inc.
●	On February 6, 2026, McEwen Copper entered into a loan agreement for an amount of up to $240.0 million which may be advanced in one or more tranches upon mutual agreement between McEwen Copper as the borrower, the Company as the agent, and a syndicate of lenders. Approximately $28.5 million of additional funding has been secured under this loan agreement to date, including $13.6 million from the Company. As part of the loan agreement, the Company also received 203,280 transferable warrants to purchase shares of McEwen Copper at $40 per share. The proceeds of the loans are to be used for general corporate purposes, working capital, costs associated with a going public transaction, and to advance the Los Azules Project toward a Final Investment Decision. Annual interest on the loan is 12%.

Operational Highlights

●	Achieved revised annual consolidated GEO production guidance, producing 115,687 GEOs compared with 135,884 GEOs produced in full year 2024.
●	Similarly, we sold 113,732 GEOs on a consolidated basis during 2025, including 55,180 attributable GEOs from the San José mine(1). Our GEO sales in full year 2024 totaled 135,411 GEOs, including 60,501 GEOs from the San José mine(1).
●	At the Fox Complex, we invested $29.5 million in advancing the development of the Stock project. During 2025, ramp development at Stock advanced at an average 20 feet (6.2 meters) per day, keeping the project on track for commercial production in 2027. Production in 2025 was impacted mainly by weather related closures in the latter part of Q4/25 impacting our processing activities, resulting in 5,853 GEOs produced in Q4/25 and 23,187 GEOs for full year 2025, 7% below our revised annual production guidance.
●	At the Gold Bar Mine Complex, we met our revised gold production guidance. We produced 33,227 GEOs in full year 2025, and 44,581 for full year 2024. Lower production was primarily due to the transition from the higher-grade Gold Bar South deposit to the lower-grade Pick III deposit. Production was further impacted by lower-than-expected ounces resulting from discrepancies between the geological model and mined zones. In Q3/25, the Company reinterpreted historic drill data and conducted targeted drilling, which identified geological faults and improved the mine planning process. As a result, production recovered in Q4/25, totaling 8,943 GEOs compared to 6,927 in Q4/24, representing a 29% increase year over year.
●	At the San José Mine, Q4/25 production of 37,739 GEOs decreased by 2% compared to 38,389 GEOs during Q4/24. MSC’s 2025 annual production was 3% lower than prior year primarily due to lower gold and silver head grades and offset by higher silver prices in Q4/25. MSC produced 58,180 attributable GEOs in full year 2025, reaching 2025 production guidance.

●	We continue to meet safety expectations at our 100% owned operations. During 2025, we did not have any lost-time incidents at the Fox Complex, the Gold Bar Mine Complex, or El Gallo.

Financial Highlights

●	Revenue of $197.6 million was reported for full year 2025 from the sale of 58,552 GEOs from our 100% owned operations at an average realized price(2) of $3,532 per GEO. This compares to revenue of $174.5 million from the sale of 74,911 GEOs at an average realized price(2) of $2,390 per GEO during full year 2024.
●	We reported a gross profit of $47.6 million for full year 2025, compared to a gross profit of $30.9 million for full year 2024. The increase was primarily driven by higher revenue from a 48% increase in the average realized gold price.
●	Net income for full year 2025 was $34.4 million, or $0.64 per share, compared to net loss of $43.7 million, or $0.86 per share for full year 2024. Our net income for full year 2025 was driven primarily by the $16.6 million increase in gross profit, a $32.1 million increase in income from our investments in MSC and a $24.4 million increase in income tax recovery.

●	Adjusted EBITDA(2) for full year 2025 was $66.2 million, or $1.22 per share, compared to full year 2024 adjusted EBITDA of $29.2 million, or $0.57 per share. Adjusted EBITDA includes the impact of McEwen Copper’s results and reflects the earnings of our operating properties, including the San José mine(1).
●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold for the Fox Complex for full year 2025 were $2,238 and $2,506, respectively, compared to revised full year 2025 guidance of $2,000 to $2,100 and $2,300 to $2,400, respectively. For full year 2024, cash costs and AISC per GEO sold for the Fox Complex were $1,642 and $1,980, respectively.
●	Gold Bar unit costs: Cash costs(2) and AISC(2) per GEO sold for the Gold Bar Mine Complex for full year 2025 were $2,014 and $2,401, respectively, compared to revised full year 2025 guidance of $2,050 to $2,150 and $2,400 to $2,500, respectively. For full year 2024, cash costs and AISC per GEO sold for the Gold Bar Mine Complex were $1,425 and $1,677, respectively.
●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold for MSC for full year 2025 were $2,206 and $2,636, respectively, compared to full year revised 2025 guidance of $1,900 to $2,050 and $2,200 to $2,350 respectively. For full year 2024, cash costs and AISC per GEO sold for MSC were $1,742 and $2,139, respectively.

Exploration and Mineral Resources and Reserves

●	During 2025, McEwen Copper invested $39.9 million to complete the Feasibility Study for the Los Azules copper project, the results of which were published on October 7, 2025. The study marked a key technical milestone, establishing proven and probable copper reserves of 10.2 billion pounds. The project design emphasizes environmental sustainability, incorporating renewable energy sources and milling methods that reduce water usage.
●	We completed 28,000 feet (8,550 meters) of drilling at our Grey Fox deposit during Q4/25 to support the development of resource estimates. The 2025 year-end resource estimate will form the basis of ongoing technical studies for a pre-feasibility report, scheduled for publication in H1/26. Preliminary technical evaluations, including trade-off analyses and mine design studies, indicate that Grey Fox is a robust and economically resilient asset with an anticipated mine life capable of supporting the growth of the Fox Complex.
●	We incurred $12.0 million in exploration expenses at the Gold Bar Mine Complex in full year 2025. These expenditures were primarily designed to explore the resource potential of Windfall and Lookout Mountain in addition to Gold Bar South targets identified earlier in the year, and advancing ongoing drilling at Trinity Ridge (previously known as Unity Ridge) to extend mineralization. At Windfall, exploration activities revealed multiple high-grade intercepts, including the discovery of a high-grade zone in the footwall. Notable results include 5.5 g/t over 44.2 meters, including 48.38 g/t over 4.6 meters at the Windfall Project. Resource modelling is in progress for Lookout Mountain and Windfall. Additionally, outside the Gold Bar Mine Complex, a drilling program of 7,365 ft in 10 holes was completed at Seven Troughs in Nevada during Q4, and the results are being evaluated.
(1)	At our 49% attributable interest.
(2)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 77.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present selected financial and operating results of the company for the three months ended December 31, 2024, and 2025 and for the years ended December 31, 2023, 2024, and 2025.

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$64,623	$33,523	$197,553	$174,477	$166,231
Production costs applicable to sales (1)	$(40,189)	$(26,455)	$(122,760)	$(113,313)	$(119,230)
Gross profit (1)	$17,397	$363	$47,564	$30,935	$17,780
Net income (loss)	$38,126	$(8,232)	$34,434	$(43,691)	$55,299
Net income (loss) per share	$0.70	$(0.16)	$0.64	$(0.86)	$1.16
Adjusted EBITDA (2)	$28,156	$5,196	$66,163	$29,235	$7,669
Adjusted EBITDA per share (2)	$0.51	$0.10	$1.22	$0.57	$0.16
Cash from (used in) operating activities	$3,104	$(1,212)	$6,865	$29,454	$(39,617)
Additions to mineral property interests and plant and equipment	$(13,075)	$(12,749)	$(48,087)	$(43,095)	$(26,099)

(1)	Excludes revenue from the San José mine, which is accounted for under the equity method.
(2)	As used here and elsewhere in this report, this is a non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 77.

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

	(in thousands, except per share)
GEOs produced (1)	34,341	32,403	115,687	135,884	154,588
100% owned operations	15,849	13,591	57,567	75,784	88,915
San José mine (49% attributable)	18,492	18,812	58,120	60,100	65,673
GEOs sold (1)	34,952	31,460	113,732	135,411	151,054
100% owned operations	15,196	13,200	58,552	74,911	88,699
San José mine (49% attributable)	19,755	18,260	55,180	60,501	62,355
Average realized price ($/GEO) (2)(3)	$4,436	$2,648	$3,532	$2,390	$1,927
P.M. Fix Gold ($/oz)	$4,135	$2,663	$3,431	$2,386	$1,940
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$2,360	$2,004	$2,106	$1,513	$1,356
San José mine (49% attributable)	$1,940	$1,635	$2,206	$1,742	$1,393
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,460	$2,505	$2,444	$1,799	$1,615
San José mine (49% attributable)	$2,201	$2,038	$2,636	$2,139	$1,815
Gold : Silver ratio (1)	76:1	85 : 1	86:1	85 : 1	83 : 1

(1)	Silver production is presented as a gold equivalent; the silver to gold ratio used is 86:1 for 2025, 85:1 for 2024, 83:1 for 2023 and 76:1 for Q4/25 and 85:1 for Q4/24.
(2)	As used here and elsewhere in this report, this is a non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 77.
(3)	On sales from 100% owned operations only, excluding streaming arrangement.

	December 31, 2025	December 31, 2024

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$51,015	$13,692
Current assets	$107,886	$41,192
Current liabilities	$63,809	$47,693
Long-term debt	$126,168	$40,000

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: For full year 2025, revenue from our 100%-owned operations increased to $197.6 million, up from $174.5 million for full year 2024, reflecting an increase of 13%. For Q4/25, revenue from our 100%- owned operations was $64.4 million compared to $33.5 million for Q4/2024. These improvements were primarily driven by higher realized gold prices, which increased to $3,532 per GEO in 2025 compared to $2,390 per GEO in 2024, and $4,436 per GEO in Q4/25, compared to $2,648 in Q4/24.

Production costs applicable to sales: For full year 2025, production costs applicable to sales increased to $122.8 million as compared to $113.3 million for full year 2024. For Q4/25 production costs were $40.2 million compared to $26.5 million for Q4/24. These increases were primarily driven by higher operational stripping costs for deposits mined at the Gold Bar Mine Complex in H2/25. At the Fox Complex, our cost base increased, driven by higher contractor labor and operational development costs to advance Froome West.

Advanced project costs: Advanced project costs of $8.0 million for full year 2025 increased by $0.8 million compared to full year 2024. This increase was primarily attributable to the commencement of our Grey Fox project.

Exploration costs: Exploration costs of $22.2 million for full year 2025 increased by $5.7 million compared to full year 2024 of $16.5 million primarily due to expanded exploration targets. For Q4/25, exploration costs were $6.3 million compared to $5.3 million for Q4/24. Exploration costs of $12.0 million for full year were incurred at the Gold Bar Mine Complex on infill drill programs for operational areas, exploration drilling at the Windfall and Lookout Mountain projects, and the completion of drillholes between and below the open pits at Unity Ridge. At the Fox Complex, exploration costs of $10.2 million for full year 2025 were spent primarily on diamond drilling at the Gibson area of the Grey Fox project.

General and administrative costs: General and administrative costs of $26.7 million for full year 2025 increased by $9.5 million compared to full year 2024 of $17.2 million. For Q4/25, general and administrative costs were $12.2 million compared to $6.5 million for Q4/24. Increases to general and administrative costs in 2025 primarily relate to professional fees and other costs associated with developing our growth plans across our operations.

Loss from investment in McEwen Copper: For full year 2025, we recorded a loss of $25.5 million from our investments in McEwen Copper, compared to a loss of $47.0 million recorded in full year 2024. For Q4/25 a loss of $5.7 million was recorded as compared to $10.3 million for Q4/24. These losses represent our proportion of McEwen Copper’s net loss, which is driven primarily by exploration expenditure. Details of McEwen Copper’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements. Effective September 3, 2025, Los Azules advanced into the development stage following the confirmation of economically viable mineral reserves. During this stage, eligible expenditures are capitalized and depreciated over the life of mine after commercial production is achieved.

Income from investment in MSC: For full year 2025, we recorded an income of $41.1 million from our investments in MSC, compared with $9.0 million income recorded in full year 2024. For Q4/25 we recorded an income of $33.6 million as compared to a loss of $4.3 million in Q4/24. This improvement was a result of year-over-year increases in realized gold and silver prices, considerably improving gross profits. Details of MSC’s operating results are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

Interest and other finance expense, net: Interest and other finance expense totalled $7.2 million for full year 2025, a $2.6 million increase compared to an income of $4.6 million for full year 2024. For Q4/25, interest and other finance expense totalled $2.6 million compared to $1.0 million in Q4/24. These changes reflect the increase in monthly interest payments on the Company’s higher outstanding debt. Details of the Company’s outstanding debt are disclosed in Note 11 to the Consolidated Financial Statements.

Other income: Other income of $10.7 million for full year 2025 improved from $2.7 million for full year 2024. For Q4/25, other expense was $6.2 million compared to a income of $2.4 million in Q4/24. The changes in other income were primarily driven by the unrealized gains on our marketable securities.

Dilution gain on McEwen Copper: In Q4/2025, the Company recognized an accounting gain of $0.8 million (Q4/24 - $5.8 million) resulting from the dilution of its ownership in McEwen Copper, which is included in other income on the Statement of Operations. This is discussed further in Note 9 to the Consolidated Financial Statements.

Income and mining tax recovery: For the year ended December 31, 2025, the Company recorded an income tax recovery of $27.5 million, compared to an income tax recovery of $3.0 million for the full year 2024. For Q4 2025, an income tax recovery of $24.0 million was recognized, as compared to an income tax expense of $1.1 million in Q4 2024. The higher income tax recovery for both the full year 2025 and Q4 2025 is primarily attributable to the release of a portion of the U.S. valuation allowance. After evaluating all available positive and negative evidence in accordance with ASC 740, the Company concluded that it is more likely than not that a portion of its deferred tax assets will be realized. Positive evidence supporting this conclusion included sustained improvements in operating performance, continued profitability, and forecasted taxable income supported by the Company’s long-term financial projections.  Additional information is provided in Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $37.8 million during 2025, from $17.5 million as at December 31, 2024 to $55.3 million as at December 31, 2025.

Cash provided by operating activities of $6.9 million during 2025 reflects the net income of $34.4 million for the period, adjusted for non-cash impacts, including net income from equity method investments of $15.6 million, depreciation, amortization, and depletion of $27.8 million, flow-through premium amortization of $5.6 million, income and mining tax recovery of $22.3 million, stock-based compensation of $3.7 million, and a $6.7 million change in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $48.0 million during 2025 consisted of additions to mineral property interests and plant and equipment of $44.6 million, driven primarily by capital development at the Fox Complex and capitalized pre-stripping at the Gold Bar Mine Complex, the investment in marketable securities of $2.2 million, and advances to related parties of $5.1 million, partially offset by the proceeds from sale of marketable securities of $1.6 million and dividends received from MSC of $2.2 million.

Cash provided by financing activities of $78.7 million during 2025 consisted of $110.0 million in proceeds from the issuance of Senior Convertible Notes, $4.1 million in proceeds from an exercise of stock options and warrants, and $4.9 million proceeds from issuance of flow-through common shares offset by principal repayments on our term loan facility of $20.0 million, a $4.1 million purchase of capped call options, $15.1 million financing costs related to convertible notes and the $1.1 million repayment of finance lease obligations.

Working capital as at December 31, 2025 was $44.1 million, a $50.6 million increase from negative $6.5 million as at December 31, 2024. The increase in working capital was driven by an increase in cash and cash equivalents of $37.3 million, a $2.9 million increase in receivables from McEwen Copper, a $19.5 million increase in marketable securities, a $8.7 million increase in inventories, a $4.5 million decrease in flow-through share premium, and a $1.5 million decrease in tax liabilities, offset by a $16.5 million increase in accounts payables and accrued liabilities, a $4.0 million increase in contract liability, and a $1.5 million increase in reclamation and remediation liabilities.

The Company believes that it has sufficient liquidity along with funds generated from ongoing operations to fund anticipated cash requirements for operations, capital expenditures and working capital purposes for the next 12 months.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE

McEwen Inc. is committed to upholding the highest corporate governance and sustainability standards, adhering to Environmental, Social and Governance (“ESG”) guidelines, as defined by the Global Reporting Initiative (“GRI”) and other organizations. Our mission is to operate safely and respectfully towards our stakeholders, as we strive for continuous improvement throughout the responsible and sustainable development of our mining projects. Our ESG highlights during 2025 include:

Health and Safety

At our 100% owned Fox Complex, Gold Bar Mine Complex and El Gallo mine operations:

●	We reported a total recordable injury frequency rate (“TRIFR”) of 1.60 for Fox Complex, 0 for Gold Bar Mine Complex and 0 for El Gallo mine in 2025.
●	We continued to maintain a lost time injury frequency rate (“LTIFR”) of 0, consistent with 2024 and 2023.

McEwen Inc. strives to maintain a safe, healthy working environment for all. Our operations aim to meet and exceed occupational health and safety standards. We conduct regular training and safety audits and foster a culture of safety throughout our organization.

Environment

At our 100% owned Fox Complex, Gold Bar Mine Complex and El Gallo mine operations:

●	We reported zero significant environmental incidents and zero reportable spills in 2023, 2024 and 2025.
●	Our rates of water recycling have decreased slightly from 2023 to 2025, from over 90% in 2023, to over 80% in 2024 and 2025 at our 100% owned operations.
●	During 2025, we continued our Operations, Maintenance and Surveillance manual for tailings handling, in line with our policies. We completed our annual dam safety inspection at the Fox Complex in late 2025, with no significant findings noted.

McEwen Inc. conducts its operations with the utmost regard for the environment, focusing on conservation and sustainable development practices. We are committed to the safe handling of tailings, and we adhere to the Global Industry Standard on Tailings Management, as issued by the International Council on Mining and Metals, as well as the UN Environment Programme and Principles for Responsible Investment.

Community Engagement

McEwen Inc. is engaged and proactive in its efforts to improve the quality of life for the communities around us, our employees, and all our stakeholders. Our initiatives range from local development projects to educational and health programs. We engage closely with local communities to ensure our activities yield sustainable and positive outcomes.

McEwen Copper

At McEwen Copper, we embed ESG principles into our business model, prioritizing sustainable development and responsible mining. In 2025, we continued our citizen participation initiative in Calingasta, engaging 963 community members about the Los Azules Project’s environmental and social impacts. Our Local Labor Program connected Calingasta workers with Los Azules contractors during the 2025-2026 season. The Local Supplier Development Program achieved a 13% year-over-year increase in our supplier database, integrating 213 local businesses into our supply chain.

Additionally, the community training program supported 713 individuals with skills development, and educational initiatives continued to prepare students for careers in mining. We also achieved a major milestone with the approval of the EIA, demonstrating our commitment to environmental stewardship and community engagement.

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar Mine Complex, consisting of the operating Gold Bar mine, and the Tonkin, Windfall and Lookout Mountain exploration projects; as well as other exploration properties in the State of Nevada.

Gold Bar Mine Complex

The following table sets out operating results for the Gold Bar Mine Complex for the three months ended December 31, 2025, and 2024, and year ended December 31, 2025, compared to 2024 and 2023:

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (kt)	652	251	1,931	1,960	2,495
Average grade (g/t Au)	0.55	0.60	0.62	0.82	0.84
Stacked mineralized material (kt)	690	401	1,989	2,037	2,537
Average grade (g/t Au)	0.58	0.66	0.62	0.85	0.77
Gold ounces:
Produced	8,940	6,926	33,221	44,574	43,669
Sold	8,984	6,570	33,807	44,595	43,025
Silver ounces:
Produced	188	107	540	532	756
Sold	184	-	656	706	708
GEOs:
Produced	8,943	6,927	33,227	44,581	43,678
Sold	8,987	6,570	33,815	44,603	43,034
Revenue from gold and silver sales ($000s)	$29,427	$16,932	$116,706	$105,147	$83,409
Cash costs (1) ($000s)	$21,701	$14,032	$68,099	$63,547	$67,335
Cash costs per ounce ($/GEO sold) (1)	$2,415	$2,136	$2,014	$1,425	$1,565
All‑in sustaining costs (1) ($000s)	$22,103	$18,219	$81,202	$74,781	$81,370
AISC per ounce ($/GEO sold) (1)	$2,460	$2,773	$2,401	$1,677	$1,891
Gold : Silver ratio	76:1	85 : 1	86:1	85 : 1	83 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 77 for additional information.

2025 compared to 2024

For the full year 2025, the Gold Bar Mine Complex produced 33,227 GEOs, a 25% decrease from 44,581 GEOs in 2024. While the decrease in ounces produced primarily reflects the transition of mining activities from the higher-grade Gold Bar South deposit in 2024 to the lower grade Pick III deposit in 2025, production was also negatively impacted by differences identified between the geological model and mining zones. The Company has reinterpreted historic drill holes supported by the recognition of geological faults in a drilling campaign conducted during Q3/25. As a result, Q4/25 production improved to 8,943 GEOs, a 29% increase from 6,927 GEOs in Q4/24.

Revenue from gold and silver sales for full year 2025 was $116.7 million, up from $105.1 million in 2024, driven by a 48% higher average realized gold price which was partially offset by a 24% decrease in GEOs sold. In Q4/25, revenue increased to $29.4 million from $16.9 million in Q4/24, primarily due to a 29% increase in GEOs sold, and a 48% higher average realized gold price.

Production cost applicable to sales for full year 2025 totaled $68.1 million, which increased from $63.5 million in 2024. In Q4/25, production costs applicable to sales increased to $21.7 million from $14.0 million in Q4/24. The increase was primarily driven by increased mining contractor costs to perform stripping activities required at Pick III, which had been capitalized during the comparative period in 2024, partially offset by the effect of fewer GEOs sold in 2025 compared to the prior year period.

Cash cost and AISC per GEO sold were $2,014 and $2,401 for full year 2025, respectively, compared to $1,425 and $1,677 for full year 2024. The increase in cash costs, and a corresponding increase in AISC, was primarily attributable to the increased mining contractor costs to perform stripping activities at Pick III. In Q4/25, cash costs and AISC per GEO sold were $2,415 and $2,460, respectively, compared to $2,136 and $2,773 in Q4/24. The increase in cash costs and AISC per GEO was primarily driven by lower GEOs sold, as noted above.

Exploration Activities

During Q4/25, exploration activities were focused on Windfall and Lookout Mountain. At Windfall, the resource definition program continued until the end of the year.  At Lookout Mountain, core was drilled for metallurgical sampling and at Seven Troughs, a drone magnetometer geophysical survey was completed over the entire property. The results will be used to help generate targets for 2026 exploration.

During 2026, exploration work at the Eureka Project will consist of definition and infill drilling at Windfall and Lookout Mountain.  Additional metallurgical core holes will also be drilled.  Outside of these areas, exploration work is planned in areas with favorable geochemistry, geology, geophysics and drilling results.

2026 Production and Cost Outlook

During 2026, we expect to continue production from Pick III. Mining at Gold Bar South will begin in May, and run through the remainder of 2026.  For full year 2026, we expect to produce between 39,000 to 43,000 GEOs at a cash cost per GEO sold between $2,250 and 2,450 and an AISC per GEO sold between $2,350 and $2,550 per ounce.

Canada Segment

The Canada segment is comprised of the Fox Complex, which currently includes our Froome underground gold mine (including the Froome West deposit); the Stock Mine (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; and a number of exploration and other properties located near the city of Timmins, Ontario.

Fox Complex

The following table sets out operating results for the Fox Complex mines for the three months ended December 31, 2025, and 2024, and the years ended December 31, 2025, 2024, and 2023:

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
Mined mineralized material (kt)	80	68	303	309	391
Average grade (g/t Au)	3.05	3.05	2.86	2.90	3.40
Processed mineralized material (kt)	86	88	307	404	457
Average grade (g/t Au)	2.69	2.52	2.77	2.54	3.31
Gold ounces:
Produced	5,832	6,504	23,144	30,101	44,373
Sold, excluding stream	5,512	5,930	21,762	27,700	41,300
Sold, stream	392	700	1,779	2,600	3,500
Sold, including stream	5,904	6,600	23,541	30,300	44,800
Silver ounces:
Produced	1,493	816	3,605	4,245	5,590
Sold	1,132	-	4,358	4,270	5,646
GEOs:
Produced	5,853	6,514	23,187	30,151	44,439
Sold, excluding stream	5,527	5,930	21,813	27,700	41,300
Sold	5,921	6,630	23,594	30,307	44,868
Revenue from gold and silver sales ($000s)	$20,780	$16,269	$76,038	$67,808	$81,295
Cash costs (1) ($000s)	$13,485	$12,423	$52,802	$49,766	$51,895
Cash costs per ounce ($/GEO sold) (1)	$2,278	$1,874	$2,238	$1,642	$1,157
All‑in sustaining costs (1) ($000s)	$13,979	$14,852	$59,117	$59,994	$60,617
AISC per ounce ($/GEO sold) (1)	$2,361	$2,240	$2,506	$1,980	$1,351
Gold : Silver ratio	76:1	85 : 1	86:1	85 : 1	83:1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 77 for additional information.

Stock Project

Development activities at the Stock project advanced in line with the Company’s 2025 mine development plan. In Q4/25, we invested $10.9 million to advance development at the Stock project (full year 2025 – $29.5 million). During the period, the project received an updated Closure Plan Permit from the Ministry of Mines and completed major upgrades to ventilation and air heating systems, enhancing underground readiness. Site construction progressed across critical infrastructure, including access roads, building foundations, and essential service areas, as well as surface facilities, including the mine dry, office complex, and maintenance buildings. Rehabilitation of historical infrastructure continued, with steady progress on shaft access and safety improvements. Ramp development advanced at an average rate of 20 feet (6.2 meters) per day during 2025, supporting key project milestones. Overall, project execution during 2025 remained consistent with schedule and budget expectations, reinforcing the Company’s target for commencement of production in 2027.

2025 compared to 2024

The Fox Complex produced 5,853 and 23,187 GEOs in Q4/25 and full year 2025, respectively, compared to 6,514 and 30,151 GEOs produced in Q4/24 and full year 2024, respectively. The decrease in GEO production was primarily due to a 32% reduction in processed mineralized material, as mining continues in the lower-grade zones at the bottom of the Froome deposit. The discovery of higher-grade mineralization at the new Froome West deposit extends production into 2026, supporting the transition into the production phase at the Stock project.

Revenue from gold and silver sales was $76.0 million for full year 2025, compared to $67.8 million for full year 2024, representing a 12% increase primarily driven by a 48% increase in the average realized gold price. For Q4/25, revenue from gold and silver sales totaled $20.8 million, up from $16.3 million for Q4/24. The increase was driven by a 68% higher average realized gold price, partially offset by an 11% decrease in GEOs sold. Realized gold prices at the Fox Complex are impacted by historic streaming arrangements, which require the sale of a portion of gold produced from the Froome and Black Fox mines at $611 per ounce for 2025.

Production costs applicable to sales were $13.5 million in Q4/25, compared to $12.4 million in Q4/24, representing a 28% increase primarily driven by higher mining expenses due to additional third-party contractors hired to address labor shortages and operational development costs to advance Froome West. The same factors contributed to the variance between full year 2025 and full year 2024 production costs.

Cash cost and AISC per GEO sold were $2,238 and $2,506 for full year 2025, respectively, compared to $1,642 and $1,980 for full year 2024. In Q4/25, cash cost and AISC per GEO sold were $2,278 and $2,361, respectively, compared to $1,874 and $2,240 in Q4/24. The increase in unit costs was primarily driven by a 22% decrease in GEOs sold for full year 2025. The same factors impacted unit costs on a full year basis, with higher fixed costs spread over fewer ounces sold.

Exploration Activities

During Q4/25, $2.1 million was incurred, primarily for exploration in the Fox Complex. At the Grey Fox property, exploration activities included 28,051 feet (8,550 meters) of diamond drilling, primarily focused on the Gibson Zone, where favorable grades and widths were identified. Other priority drill targets included the Stroud property, which is contiguous with Grey Fox, to verify a historical resource.

2026 Production and Cost Outlook

For full year 2026, we expect to produce between 16,000 to 19,000 GEOs at a cash cost per GEO sold between $2,200 and $2,400 per ounce and an AISC per GEO sold between $2,350 and $2,550 per ounce.

Mexico Segment

The Mexico segment consists of El Gallo, located in Sinaloa state.

El Gallo HLM

We have reached a construction decision for the Phase 1 heap leach material reprocessing project contemplated in our Feasibility Study (previously described as the Fenix project). In December 2025, the Company was granted the extension of its Environmental Impact Assessment (Manifestación de Impacto Ambiental) from the Mexican government. The Company is currently proceeding with the final detailed engineering plan for the mill, which has been purchased and is onsite. We anticipate beginning construction mid-2026, with production commencing mid-2027.

Phase 1 is expected to produce for 10 years, producing approximately 20,000 GEOs annually once commercial production is achieved. Production will come from the reprocessing of the material currently on the leach pad, through a ball mill with an operating plan optimized for cash flow and recovery. Remaining capital costs to complete construction are estimated at $25 million. Since the material that will be processed has been previously leached, there will be no significant development or exploration costs anticipated.

MSC Segment, Argentina

The MSC segment is comprised of a 49% interest in the San José mine, located in Santa Cruz, Argentina.

MSC – Operating Results

The following table sets out operating results for the San José mine for the three months ended December 31, 2025, and 2024, and for the years ended December 31, 2025, 2024 and 2023 (on a 100% basis):

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

Operating Results	(in thousands, unless otherwise indicated)
San José Mine—100% basis
Mined mineralized material (kt)	211	174	701	641	563
Average grade mined (g/t)
Gold	3.9	4.7	3.7	3.9	4.8
Silver	207	269	191	209	270
Processed mineralized material (kt)	186	160	705	581	579
Average grade processed (g/t)
Gold	4.7	5.3	3.7	4.5	5.0
Silver	197	275	185	253	270
Average recovery (%):
Gold	87.27	87.27	83.08	86.72	86.52
Silver	85.38	88.59	83.08	87.78	88.01
Gold ounces:
Produced	24,486	23,605	76,970	73,729	80,985
Sold	25,295	23,026	72,072	74,333	75,064
Silver ounces:
Produced	1,008,753	1,255,611	3,624,560	4,150,244	4,422,108
Sold	1,093,826	1,212,846	3,435,365	4,169,739	4,362,725
GEOs:
Produced	37,739	38,389	118,612	122,653	134,027
Sold	40,317	37,264	112,612	123,471	127,255
Revenue from gold and silver sales ($000s)	$201,034	$99,776	$459,545	$310,411	$242,461
Average realized price:
Gold ($/Au oz)	$4,815	$2,675	$3,904	$2,516	$1,985
Silver ($/Ag oz)	$63.05	$31.49	$45.17	$29.59	$21.43
Cash costs (1) ($000s)	$78,217	$60,929	$248,459	$215,065	$177,234
Cash costs per ounce sold ($/GEO) (1)	$1,940	$1,635	$2,206	$1,742	$1,393
All‑in sustaining costs (1) ($000s)	$88,723	$75,931	$296,813	$264,056	$231,013
AISC per ounce sold ($/GEO) (1)	$2,201	$2,038	$2,636	$2,139	$1,815
Gold : Silver ratio	76 : 1	85 : 1	86:1	85 : 1	83 : 1

(1)	As used here and elsewhere in this report, this is a Non-GAAP financial performance measure. Cash costs for the Company’s 100% owned operations equal Production costs applicable to sales. See “Non-GAAP Financial Performance Measures” beginning on page 77 for additional information.

The comparative analysis below compares the operating and financial results of MSC on a 100% basis.

2025 compared to 2024

On a 100% basis, the San José mine produced 118,612 GEOs for full year 2025, compared to 122,653 GEOs for full year 2024. In Q4/2025 production was 37,739 GEOs, compared to 38,389 GEOs in Q4/24. The decrease in full year 2025 was primarily due to lower milled grades, with gold and silver head grades declining by 6% and 9%, respectively, with a related 4% and 5% decrease in recovery rates for gold and silver respectively. These impacts were partially offset by a 21% increase in tonnes processed during the period, driven by the installation of a new vertical mill completed in December 2024, which increased average daily mill throughput by 24% from approximately 1,700 tonnes per day in late 2024 to 2,100 tonnes per day in 2025. The same factors apply for the change in Q4/25.

Revenue from gold and silver sales was $459.5 million for full year 2025, compared to $310.4 million for full year 2024. This increase was primarily driven by 63% and 53% higher realized gold and silver prices, respectively, partially offset by a 9% decrease in GEOs sold. For Q4/25, revenue from gold and silver sales was $201.0 million, compared to $99.8 million in Q4/24, driven by the same factors that impacted revenue for the full year.

Production costs applicable to sales were $78.2 million and $248.5 million in Q4/25 and full year 2025, respectively, compared to $60.9 million and $215.1 million in Q4/24 and full year 2024, respectively. Cost increases during the year were largely attributable to high inflation in the Argentine market, which outpaced the government-controlled depreciation of the peso against the U.S. dollar. This resulted in higher real costs for expenses denominated in local currency. Despite management’s successful efforts to negotiate with key vendors and worker unions to align pricing with currency adjustments, the inflationary environment drove an overall rise in costs.

Cash cost and AISC per GEO sold were $2,206 and $2,638, respectively, compared to $1,742 and $2,139 for full year 2024. In Q4/25, cash cost and AISC per GEO sold were $1,940 and $2,202, respectively, compared to $1,635 and $2,038 in Q4/24. The increase in both cash costs and AISC on a year-over-year basis was primarily due to 16% higher production costs and 9% lower GEOs sold during 2025, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in 2025 resulted in an income of $41.1 million, compared to an income of $9.0 million in 2024. Despite higher than planned unit costs arising from negative macroeconomic factors, the metal price environment has allowed the operation to strengthen its liquidity, improving its working capital balance to $182.8 million as at December 31, 2025, compared to $87.0 million as of December 31, 2024.

Operational performance continued to strengthen during the year, with plant throughput stabilizing at approximately 2,100 tonnes per day, reflecting the increased capacity enabled by the Vertical Tower Mill commissioned in late 2024. Underground productivity also improved following the transition to a three-shift schedule, supporting extraction rates near the 2,000-tonne-per-day level required to consistently supply the plant.

MSC Dividend Distribution (49%)

We received $2.2 million in dividends from MSC for full year 2025 (2024 - $0.4 million).

2026 Production and Cost Outlook

For full year 2026, we expect to produce between 59,000 to 64,000 GEOs at a cash cost per GEO sold between $2,000 and $2,200 per ounce and an AISC per GEO sold between $2,300 and $2,500 per ounce.

McEwen Copper Inc.

As of December 31, 2025, we own a 46.3% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. Including amounts spent by Minera Andes Inc. prior to 2012, and directly by McEwen Inc. prior to 2021, we have invested over $430 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

Los Azules, San Juan, Argentina

The Los Azules project is one of the world’s largest undeveloped copper deposits and is located in the Province of San Juan, Argentina. In Q4/25, McEwen Copper achieved a key milestone by completing the Feasibility Study and associated reserve estimate for the project. The study highlights the project’s potential as an environmentally conscious, high-purity, low-cost copper operation. Using a copper price of $4.35 per pound, the Feasibility Study indicates an after-tax net present value of $2.9 billion at a discount rate of 8%, and an internal rate of return of 19.8%.

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

Preliminary drilling of newly identified targets is expected to commence later in 2026. In parallel, refinement of geological mapping and surface sampling across all target areas is ongoing and will continue into the next field season. This work is expected to significantly improve drill targeting accuracy.

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

COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, we have the following consolidated contractual obligations:

		Payments due by period
	2026	2027	2028	2029	Thereafter	Total
Mining and surface rights	$2,495	$1,878	$1,028	$635	$639	$6,675
Reclamation costs(1)	4,919	4,411	2,131	4,671	40,117	56,249
Lease obligations (Note 10)	1,112	487	348	192	—	2,139
Total	$8,526	$6,776	$3,507	$5,498	$40,756	$65,063

(1)	Amounts presented represent the undiscounted uninflated future payments.

With respect to reclamation cost commitments disclosed above, we have surety bonds outstanding to provide bonding for our obligations in the United States and Canada. These surety bonds are available for draw down in the event we do not perform our reclamation obligations. If the bond is drawn, we would be obligated to reimburse the surety. When the specific reclamation requirements are met, the beneficiary of the surety bonds will cancel and/or return the instrument to the issuing entity. As of December 31, 2025, no additional liability has been recognized for our surety bonds of $48.2 million.

Lease obligations disclosed above include long-term leases covering office space, exploration expenditures, option payments and option payments on properties.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended December 31, 2025			Year ended December 31, 2025
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$21,701	$13,485	$35,186	$68,099	$52,802	$120,901
In‑mine exploration	94	—	94	563	—	563
Capitalized mine development (sustaining)	—	461	461	8,833	6,187	15,020
Capital expenditures on plant and equipment (sustaining)	294	—	294	3,660	—	3,660
Sustaining leases	14	33	47	47	128	175
All‑in sustaining costs	$22,103	$13,979	$36,082	$81,202	$59,117	$140,319
Ounces sold, including stream (GEO)	8,987	5,921	14,907	33,815	23,594	57,409
Cash cost per ounce sold ($/GEO)	$2,415	$2,278	$2,360	$2,014	$2,238	$2,106
AISC per ounce sold ($/GEO)	$2,460	$2,361	$2,420	$2,401	$2,506	$2,444

	Three months ended December 31, 2024			Year ended December 31, 2024
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$14,032	$12,423	$26,455	$63,547	$49,766	$113,313
In‑mine exploration	149	—	149	796	—	796
Capitalized mine development (sustaining)	2,617	2,361	4,978	7,863	9,955	17,818
Capital expenditures on plant and equipment (sustaining)	1,407	—	1,407	2,491	—	2,491
Sustaining leases and other	14	68	82	84	273	357
All‑in sustaining costs	$18,219	$14,852	$33,071	$74,781	$59,994	$134,775
Ounces sold, including stream (GEO)	6,570	6,630	13,200	44,603	30,307	74,911
Cash cost per ounce sold ($/GEO)	$2,136	$1,874	$2,004	$1,425	$1,642	$1,514
AISC per ounce sold ($/GEO)	$2,773	$2,240	$2,505	$1,677	$1,980	$1,799

	Three months ended December 31, 2023			Year ended December 31, 2023
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales - Cash costs (100% owned)	$25,889	$13,298	$39,187	$67,335	$51,895	$119,230
In‑mine exploration	1,705	—	1,705	4,759	—	4,759
Capitalized underground mine development (sustaining)	—	2,119	2,119	—	8,046	8,046
Capital expenditures on plant and equipment (sustaining)	1,374	—	1,374	9,028	—	9,028
Sustaining leases	11	153	164	248	676	923
All‑in sustaining costs	$28,979	$15,570	$44,549	$81,370	$60,617	$141,986
Ounces sold, including stream (Au Eq. oz)	19,245	10,611	29,856	43,034	44,868	87,902
Cash cost per ounce ($/Au Eq. oz sold)	$1,345	$1,253	$1,313	$1,565	$1,157	$1,356
AISC per ounce ($/Au Eq. oz sold)	$1,506	$1,467	$1,492	$1,891	$1,351	$1,615

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - cash costs	$78,217	$60,929	$248,459	$215,065	$177,234
Site exploration expenses	1,728	303	6,737	5,229	9,167
Capitalized underground mine development (sustaining)	6,683	8,079	32,716	29,504	38,318
Less: Depreciation	(434)	(696)	(2,425)	(2,732)	(2,930)
Capital expenditures (sustaining)	2,529	7,316	11,326	16,990	9,224
All‑in sustaining costs	$88,723	$75,931	$296,813	$264,056	$231,013
Ounces sold (GEO)	40,317	37,264	112,612	123,471	127,254
Cash cost per ounce sold ($/GEO)	$1,940	$1,635	$2,206	$1,742	$1,393
AISC per ounce sold ($/GEO)	$2,201	$2,038	$2,636	$2,139	$1,815

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

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

	(in thousands)		(in thousands)
Income (loss) before income and mining taxes	$14,100	$(7,161)	$6,949	$(46,739)	$67,036
Added back:
Depreciation and depletion	7,182	6,854	27,849	30,863	30,359
Loss from investment in McEwen Copper Inc. (Note 9)	5,716	10,297	25,547	46,977	57,821
Dilution gain from investments in McEwen Copper Inc. (Note 9)	(789)	(5,777)	(789)	(5,777)	—
Interest expense	1,947	983	6,607	3,911	5,749
Gain on deconsolidation of McEwen Copper Inc.	—	—	—	—	(222,157)
Advanced Projects - McEwen Copper Inc.	—	—	—	—	76,345
General, interest and other - McEwen Copper Inc.	—	—	—	—	(7,484)
Adjusted EBITDA	$28,156	$5,196	$66,163	$29,235	$7,669
Weighted average shares outstanding (thousands)	54,751	52,926	54,046	51,021	47,544
Adjusted EBITDA per share	$0.51	$0.10	$1.22	$0.57	$0.16

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

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$64,623	$33,523	$197,553	$174,477	$166,231
Less: revenue from gold sales, stream	240	421	1,087	1,528	2,042
Revenue from gold and silver sales, excluding stream	$64,383	$33,102	$196,466	$172,949	$164,189
GEOs sold	14,907	13,200	57,409	74,911	88,699
Less: gold ounces sold, stream	392	700	1,779	2,552	3,500
GEOs sold, excluding stream	14,515	12,500	55,630	72,359	85,199
Average realized price per GEO sold, excluding stream	$4,436	$2,648	$3,532	$2,390	$1,927

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$128,362	$61,587	$296,157	$187,009	$148,971
Silver sales	72,672	38,189	163,388	123,402	93,490
Revenue from gold and silver sales	$201,034	$99,776	$459,545	$310,411	$242,461
Less: commercial discounts	(10,266)	(3,974)	(23,023)	(12,073)	(12,465)
Revenue from gold and silver sales, excluding commercial discounts	190,768	95,802	436,522	298,338	229,996
Gold ounces sold	25,295	23,026	72,072	74,333	75,064
Silver ounces sold	1,093,826	1,212,846	3,435,365	4,169,739	4,362,725
GEOs sold	40,317	37,264	112,612	123,471	127,255
Average realized price per gold ounce sold	$4,815	$2,675	$3,904	$2,516	$1,985
Average realized price per silver ounce sold	$63.05	$32.00	$45.17	$30.00	$21.43
Average realized price per GEO sold	$4,732	$2,678	$3,876	$2,514	$1,905

CRITICAL ACCOUNTING ESTIMATES AND ACCOUNTING DEVELOPMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in conformity with US GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The summary of our significant accounting policies is detailed in Note 2 of the Consolidated Financial Statements.

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

For asset groups where an impairment loss is determined using the discounted future net cash flows method, future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after considering losses during processing and treatment. The Company’s estimates of future cash flows are based on numerous assumptions and uncertainties. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs of capital are each subject to significant risks and uncertainties.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section and the following:

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC, and 46.3% ownership in McEwen Copper as of December 31, 2025, each creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

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

Since 2008, the Argentine peso has been steadily devaluing against the U.S. dollar by 10% to 73% on an annual basis. As noted in the graph below, during 2025 the Argentine peso devalued 30% compared to devaluations of 37% and 73% in 2024 and 2023 respectively.

During 2025, the Mexican peso appreciated 12% against the US dollar, compared to a depreciation of 15% in 2024 and an appreciation of 14% in 2023. During 2025, the Canadian dollar appreciated by 3.3% against the U.S. dollar, compared to a depreciation of 5.6% in 2024 and an appreciation of 1.3% in 2023.

The following chart illustrates changes in the value of these currencies compared to the U.S. dollar in the twelve months ended December 31, 2025:

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized material market risk-sensitive instruments to manage our exposure to foreign currency exchange rates but may do so in the future. As of December 31, 2025, 96.5% of our foreign currency holdings was held in Canadian dollars, representing 14.5% of our total treasury. We held minor positions in Mexican and Argentine Pesos.

Based on our Canadian cash balance of $7.4 million (C$10.3 million) as at December 31, 2025, a 1% fluctuation in the Canadian dollar would result in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We also hold negligible portions of our cash reserves in Mexican and Argentine pesos, with effect of a 1% change in this currency resulting in gains/losses immaterial for disclosure purposes.

Furthermore, we are also subject to foreign currency risk on the fluctuation of the Mexican peso on our VAT receivable balance. As of December 31, 2025, our VAT receivable balance was MXN15.5 million, equivalent to approximately $0.9 million, for which a 1% change in the Mexican peso would have resulted in a gain/loss of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

MSC holds a portion of its local cash balances in Argentine pesos and is therefore exposed to the effects of this continued devaluation and also the risk that there may be a sudden severe devaluation of the Argentine peso. A severe devaluation could result in material foreign exchange losses as reported in U.S. dollars.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation. Based on the marketable securities balance of $21.1 million as at December 31, 2025, a 1.0% change in fair value would result in a gain or loss of approximately $0.2 million.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $197.6 million for the full year December 31, 2025, a 10% change in the price of gold and silver would have had an impact of approximately $19.8 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At December 31, 2025, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury. We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of December 31, 2025, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at December 31, 2025, we have surety bonds of $48.2 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.4% of their value and require an average deposit of 7.2% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

Interest rate risk

Our outstanding debt consists of the $110.0 million convertible notes due 2030, the $20.0 million term loan facility, and various equipment leases. As the convertible notes and term loan have fixed coupons, we do not have any significant exposure to interest rate risks.

Inflationary Risk

Argentina has experienced a significant amount of inflation over the last ten years and has now been classified as a hyperinflationary economy. ASC 830 defines a hyperinflationary economy as one where the cumulative inflation rate exceeds 100% over the last three years which precede the reporting period. In this scenario, ASC 830 requires companies to change the functional currency of its foreign subsidiaries operating in a hyperinflationary economy, to match the company’s reporting currency. In our case, the functional currency of all our Argentine subsidiaries has always been our reporting currency, the U.S. dollar. As such, we do not expect the classification of Argentina’s economy as a hyperinflationary economy, to change our financial reporting methodology.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Ernst & Young LLP’s report on our internal control over financing reporting as of December 31, 2025 can be found under Item 8, Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McEwen Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Material on Leach Pad

Description of the Matter

As of December 31, 2025, the carrying value of the Company’s inventories was $47 million, of which $31 million related to material on the leach pad as disclosed in Note 7 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, material on leach pads is accounted for using the weighted average cost method and is carried at the lower of average cost or net realizable value. Costs are attributed to the mineralized material on leach pads based on current mining and processing costs incurred related to the ore on the pad. Costs are removed from the leach pad inventory based on the average cost per estimated recoverable ounce of gold on the leach pad as the gold is recovered. The estimate of recoverable gold on the leach pads is calculated from the quantities of mineralized material placed on the leach pads, the grade of mineralized material placed on the leach pads and a recovery percentage. The significant assumption used by management in the valuation of the leach pad inventory is the recovery percentage, which is a subjective and complex estimate.

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

Income Taxes - Valuation Allowance for Deferred Tax Asset in the United States

Description of the Matter

As described in Note 19 to the consolidated financial statements, at December 31, 2025, the Company had gross deferred tax assets of $141 million, reduced by a $116 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence both positive and negative, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Management’s analysis of the realizability of its deferred tax assets was significant to our audit because the assessment process related to the realizability of these deferred tax assets is complex with respect to the application of income tax laws, and involves judgments that include projections of future taxable income.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income, and valuation allowance assessment under ASC 740 Income Taxes.

To test management’s assessment of the realizability of its deferred tax assets, our audit procedures included, among others, evaluation of the assumptions used by the Company to develop projections of future taxable income and testing the completeness and accuracy of the underlying data used in its projections.  We involved our mining specialist in understanding future production levels, operating and capital cost estimates included in the forecast.  We involved our tax professionals to evaluate the Company's application of tax laws in the Company’s projections of future taxable income. We reperformed management’s calculation of the valuation allowance release to test mathematical accuracy. We assessed the adequacy of the Company’s disclosures in Note 19 related to the valuation allowance for deferred tax assets in the United States.

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2016.

Toronto, Canada

March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McEwen Inc.

Opinion on Internal Control Over Financial Reporting

We have audited McEwen Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, McEwen Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) , the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

March 16, 2026

McEWEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands of U.S. dollars, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue from gold and silver sales	$197,553	$174,477	$166,231
Production costs applicable to sales	(122,760)	(113,313)	(119,230)
Depreciation and depletion	(27,229)	(30,229)	(29,221)
Gross profit	47,564	30,935	17,780

OTHER OPERATING INCOME (EXPENSES):
Advanced projects	(7,961)	(7,152)	(82,637)
Exploration	(22,196)	(16,546)	(20,167)
General and administrative	(26,695)	(17,165)	(15,449)
Loss from investment in McEwen Copper Inc. (Note 9)	(25,547)	(46,977)	(57,821)
Income from investment in Minera Santa Cruz S.A. (Note 9)	41,125	9,021	62
Depreciation	(620)	(634)	(1,138)
Reclamation and remediation	(3,017)	(2,054)	(2,693)
	(44,911)	(81,507)	(179,843)
Operating income (loss)	2,653	(50,572)	(162,063)

OTHER INCOME (EXPENSES):
Interest and other finance (expenses) income, net	(7,217)	(4,595)	36,918
Other income (expenses) (Note 18)	10,724	2,651	(29,976)
Dilution gain from investments in McEwen Copper Inc. (Note 9)	789	5,777	—
Gain on deconsolidation of McEwen Copper Inc. (Note 9)	—	—	222,157
Total other income	4,296	3,833	229,099
Income (loss) before income and mining taxes	6,949	(46,739)	67,036
Income and mining tax recovery (expense) (Note 19)	27,485	3,048	(33,859)
Net income (loss) after income and mining taxes	34,434	(43,691)	33,177
Net loss attributable to non-controlling interests	—	—	22,122
Net income (loss) and comprehensive income (loss) attributable to McEwen shareholders	$34,434	$(43,691)	$55,299

Net income (loss) per share (Note 14):
Basic	$0.64	$(0.86)	$1.16
Diluted	$0.59	$(0.86)	$1.16
Weighted average common shares outstanding (thousands) (Note 14):
Basic	54,046	51,021	47,544
Diluted	65,560	51,021	47,544

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars)

	As at	As at
	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$51,015	$13,692
Marketable securities (Note 5)	21,114	1,617
Receivables, prepaids and other current assets (Note 6)	5,752	7,486
Due from McEwen Copper Inc. (Note 15)	3,169	286
Inventories (Note 7)	26,836	18,111
Total current assets	107,886	41,192
Mineral property interests and plant and equipment, net (Note 8)	227,208	210,922
Equity method investments (Note 9)	428,641	400,801
Due from McEwen Copper Inc. (Note 15)	6,052	—
Deferred tax assets (Note 19)	25,591	—
Inventories (Note 7)	20,560	7,834
Restricted cash (Note 4)	4,246	3,772
Other assets	34	102
TOTAL ASSETS	$820,218	$664,623

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,911	$28,448
Reclamation and remediation liabilities (Note 12)	6,473	4,988
Contract liability (Note 17)	7,549	3,544
Flow-through share premium (Note 13)	974	5,447
Tax liabilities (Note 19)	2,976	4,478
Lease liabilities (Note 10)	926	788
Total current liabilities	63,809	47,693
Long-term debt, net of issuance costs (Note 11)	126,168	40,000
Reclamation and remediation liabilities (Note 12)	39,384	41,075
Deferred tax liabilities (Note 19)	40,328	36,630
Lease liabilities (Note 10)	1,088	1,323
Other liabilities	3,204	2,927
Total liabilities	$273,981	$169,648

Shareholders’ equity:
Common shares: 55,517 as at December 31, 2025, and 53,054 as at December 31, 2024 issued and outstanding (in thousands) (Note 13)	$1,821,530	$1,804,702
Accumulated deficit	(1,275,293)	(1,309,727)
Total shareholders’ equity	546,237	494,975
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$820,218	$664,623

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars and shares)

	Common Shares
	and Additional
	Paid-in Capital		Accumulated	Non-controlling
	Shares	Amount	Deficit	Interests	Total
Balance, December 31, 2022	47,428	$1,644,144	$(1,321,335)	$33,465	$356,274
Stock-based compensation	66	605	—	—	605
Restricted shares issued	43	366	—	—	366
Proceeds from McEwen Copper Inc. financing	—	109,913	—	75,477	185,390
Sale of flow-through shares (Note 13)	1,903	13,428	—	—	13,428
Net loss and comprehensive loss	—	—	55,299	(22,122)	33,177
McEwen Copper Inc. deconsolidation (Note 9)	—	—	—	(86,820)	(86,820)
Balance, December 31, 2023	49,440	$1,768,456	$(1,266,036)	$—	$502,420
Stock-based compensation	241	3,244	—	—	3,244
Exercise of warrants	1	9	—	—	9
Sale of flow-through shares (Note 13)	1,533	14,374	—	—	14,374
Shares issued to acquire Timberline Resources Corporation	1,839	17,706	—	—	17,706
Warrants assumed in acquisition of Timberline Resources Corporation	—	913	—	—	913
Net loss and comprehensive loss	—	—	(43,691)	—	(43,691)
Balance, December 31, 2024	53,054	$1,804,702	$(1,309,727)	$—	$494,975
Stock-based compensation	533	7,251	—	—	7,251
Exercise of warrants	85	610	—	—	610
Investment in Goliath Resources Limited (Note 5)	868	6,068	—	—	6,068
Investment in Paragon Advanced Labs Inc. (Note 9)	709	13,719	—	—	13,719
Purchase of capped call options (Note 11)	—	(15,114)	—	—	(15,114)
Shares issued for debt refinancing (Note 11)	53	400	—	—	400
Sale of flow-through shares (Note 13)	215	3,894	—	—	3,894
Net income and comprehensive income	—	—	34,434	—	34,434
Balance, December 31, 2025	55,517	$1,821,530	$(1,275,293)	$—	$546,237

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$34,434	$(43,691)	$33,177
Adjustments to reconcile net loss from operating activities:
Loss from investment in McEwen Copper Inc. (Note 9)	25,547	46,977	57,821
Income from investment in Minera Santa Cruz S.A. (Note 9)	(41,125)	(9,021)	(62)
Depreciation, amortization and depletion	27,849	30,863	30,359
Gain on marketable securities (Note 5)	(12,849)	(286)	(10,684)
Foreign exchange (gain) loss	(235)	656	48,977
Reclamation accretion and adjustments to estimate	3,861	864	2,693
Income and mining tax (recovery) expense (Note 19)	(22,291)	(6,976)	37,018
Flow through premium amortization (Note 13)	(5,649)	(2,304)	(4,045)
Stock-based compensation	3,713	3,244	971
Dilution gain from investments in McEwen Copper Inc. (Note 9)	(789)	(5,777)	—
Gain on deconsolidation of McEwen Copper Inc. (Note 9)	—	—	(222,157)
Amortization of debt issuance costs	697	—	—
Other	437	349	—
Changes in non-cash working capital items:
Change in inventories	(18,901)	(711)	4,554
Change in other assets related to operations	(2,077)	3,067	(81)
Change in accounts payable and accrued liabilities	13,016	5,792	(19,865)
Change in contract liability	4,005	3,543	(6,151)
Change in other liabilities related to operations	(2,778)	2,865	7,838
Cash provided by (used in) operating activities	$6,865	$29,454	$(39,637)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(44,639)	$(43,095)	$(26,099)
Advances to related parties - McEwen Copper Inc. (Note 14)	(5,056)	—	—
Investment in marketable securities (Note 5)	(2,154)	(366)	(34,157)
Dividends received from Minera Santa Cruz S.A. (Note 9)	2,246	—	—
Proceeds from sale of marketable securities	1,574	—	—
Investment in McEwen Copper Inc. (Note 9)	—	(14,000)	—
Proceeds from sale of investment in McEwen Copper Inc.	—	—	6,032
Cash outflow on McEwen Copper Inc. deconsolidation	—	—	(45,708)
Notes receivable from Timberline	—	(1,880)	—
Cash and restricted cash received from acquisition of Timberline (Note 20)	—	1,131	—
Other	—	164	295
Cash used in investing activities	$(48,029)	$(58,046)	$(99,637)

Cash flows from financing activities:
Proceeds from senior convertible notes (Note 10)	110,000	—	—
Purchase of capped call options (Note 10)	(15,114)	—	—
Convertible notes financing costs (Note 10)	(4,123)	—	—
Principal repayment on long-term debt (Note 11)	(20,000)	—	(25,000)
Issuance of flow-through common shares, net of issuance costs (Note 13)	4,868	20,424	13,428
Proceeds from McEwen Copper Inc. financing	—	—	185,390
Proceeds from exercise of stock options	3,538	—	—
Proceeds from exercise of warrants	610	9	—
Payment of finance lease obligations	(1,053)	(1,231)	(1,636)
Cash provided by financing activities	$78,726	$19,202	$172,182
Effect of exchange rate change on cash and cash equivalents	235	(656)	(48,977)
Increase in cash, cash equivalents and restricted cash	37,797	(10,046)	(16,069)
Cash, cash equivalents and restricted cash, beginning of period	17,464	27,510	43,579
Cash, cash equivalents and restricted cash, end of period	$55,261	$17,464	$27,510

Supplemental disclosure of cash flow information:
Cash received (paid) during the period:
Interest paid	$(5,067)	$(3,911)	$(4,728)
Interest received	1,126	636	34,680
Taxes paid	(1,977)	(712)	(1,410)
Non-cash investing activities:
Mineral property additions in accounts payable and accrued liabilities	(3,448)	—	—

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

The Company operates in the United States, Canada, Mexico and Argentina. The Company owns a 100% interest in the Gold Bar gold mine in Nevada, the Fox Complex in Ontario, Canada, the El Gallo Project in Mexico and a portfolio of exploration properties in Nevada, Canada, Mexico and Argentina. As of December 31, 2025, the Company also owns a 46.3% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina, a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc., and a 27.0 % interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. The Company reports its investments in McEwen Copper, MSC and Paragon under the equity method of accounting.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates:

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to environmental reclamation and closure obligations; asset useful lives utilized for depletion, depreciation, amortization and accretion calculations; fair value of equity investments and the impairment test; recoverable gold in leach pad inventory; current and long-term inventory; mine development capitalization costs; the collectability of sales taxes receivable; the amount of mineral reserves; life of mine; valuation allowances for deferred tax assets, and income and mining tax provisions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

References to “CAD” refers to Canadian Dollar, “USD” refers to United States Dollar, “MXN” refers to Mexican Peso, and “ARS” refers to Argentine Peso.

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

Investments:

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting pursuant to ASC (“Accounting Standards Codification”) Topic 323, Investments – Equity Method and Joint Ventures. Under the equity method, the Company’s investment is initially recognized at cost in the Consolidated Balance Sheets and subsequently increased or decreased to recognize the Company's share of income and losses of the investee, dividends received from the investee and impairment losses after the initial recognition date. The Company's share of income and losses of the investee and impairment losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statement of Operations”) during the period. The Company presents distributions received from investees in the Consolidated Statements of Cash Flows based on the cumulative earnings approach. The Company evaluates the equity method investments for impairment under ASC 323-35-31 and ASC 323-35. An impairment loss on the equity method investments is recognized as an operating expense when the decline in value is determined to be other-than-temporary. The Company assesses significant influence on an ongoing basis. Changes in ownership are accounted for under ASC 323-10-35 and ASC 323-10-40. Decreases in ownership resulting from the issuance of shares by the investee to other investors are recorded as a sale of shares, with a dilution gain or loss recorded in the Statement of Operations.

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

Drilling and related costs are capitalized for an ore body where an economically viable deposit exists and the activities are directed at obtaining additional information, providing greater definition of the ore body, or converting non-reserve mineralization to proven and/or probable reserves if the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred as Exploration or Advanced Projects. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert non-reserve material into proven and probable reserves. Drilling costs incurred for the purpose of operational ore control during the production stage, rather than for obtaining additional information about the ore body, are allocated to inventory costs and then expensed as a component of production costs applicable to sales once revenue from the sale of inventory is realized.

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

In addition to selling refined bullion at spot prices, the Company has doré purchase agreements in place with refiners and traders. Under the agreements, the Company has the option to sell up to 100% of the gold and silver contained in doré bars prior to the completion of refining by the third-party refiner. The Company has an option to sell the gold on a spot basis, on a forward basis and on a supplier advance basis.

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

Income and Mining Taxes:

Income and Mining Taxes. The Company accounts for income and mining taxes under ASC 740 using the liability method. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as for carry-forwards. Deductible temporary differences and carry-forwards give rise to deferred tax assets, whereas taxable temporary differences give rise to deferred tax liabilities. Deferred taxes are measured using the enacted statutory tax rates expected to apply when the temporary differences reverse. The income tax expense (recovery) for a period includes the change in the net deferred tax asset or liability (inclusive of any valuation allowance). The Company records a valuation allowance to reduce deferred tax assets to the amount that is more-likely-than-not to be realized based on the weight of available positive and negative evidence.

Per Share Amounts:

Basic income or loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution of securities that could share in the earnings of the Company and is computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding for stock options and warrants. The if-converted method is applied to the convertible senior unsecured notes. Only those instruments that result in a reduction in income per share are included in the calculation of diluted income per share.

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

New Accounting Pronouncements Not Yet Adopted:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Amended guidance requires more detailed disclosures about the nature of significant expenses included in the Statements of Operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early and retrospective adoption are permitted. The Company is currently evaluating the impact of adopting the ASU on the financial statements and related disclosures.

Recently Adopted Accounting Pronouncements and Securities and Exchange Commissions Rules:

Improvement to income tax disclosure: In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregated information within the effective tax rate reconciliation and additional information regarding income taxes paid that meet certain quantitative thresholds. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the required disclosures in Note 19. As the standard impacts presentation and disclosure only, its adoption did not affect the Company’s consolidated financial position.

NOTE 3 OPERATING SEGMENT REPORTING

McEwen Inc. is a mining and minerals production and exploration company focused on precious and base metals in the United States, Canada, Mexico, and Argentina. The chief operating decision-maker (“CODM”) is the executive leadership team of the Company. The CODM reviews operating results, assesses performance and makes decisions about allocation of resources to these segments at the geographic region level, by major mine/project where the economic characteristics of the individual mines or projects within a geographic region are not alike, or by investee for those which are considered a reportable segment.  As a result, these operating segments also represent the Company’s reportable segments.

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

Year ended December 31, 2025	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$116,706	$76,038	$4,809	$—	$—	$197,553
Production costs applicable to sales (1)	(68,099)	(52,802)	(1,859)	—	—	(122,760)
Depreciation and depletion (1)	(7,072)	(20,157)	—	—	—	(27,229)
Gross profit	41,535	3,079	2,950	—	—	47,564

Advanced projects (1)	—	(2,504)	(5,457)	—	—	(7,961)
Exploration (1)	(11,973)	(10,223)	—	—	—	(22,196)
Income (loss) from equity method investments (2)	—	—	—	41,125	(25,547)	15,578
Other segment items (3)	(4,808)	(6,152)	(6,203)	—	—	(17,163)
Segment profit (loss)	$24,754	$(15,800)	$(8,710)	$41,125	$(25,547)	$15,822

Unallocated amounts:

Dilution gain from investments in McEwen Copper Inc. (Note 9)						789
General and administrative (4)						(14,571)
Depreciation (5)						(444)
Interest and other finance expense, net						(6,311)
Other income						11,664
Income before income and mining taxes						$6,949

Capital expenditures	$11,306	$36,581	$200	$—	$—	$48,087

Year ended December 31, 2024	USA	Canada	Mexico	MSC	McEwen Copper	Total
Revenue from gold and silver sales	$105,147	$67,808	$1,522	$—	$—	$174,477
Production costs applicable to sales (1)	(63,547)	(49,766)	—	—	—	(113,313)
Depreciation and depletion (1)	(12,657)	(17,572)	—	—	—	(30,229)
Gross profit	28,943	470	1,522	—	—	30,935

Advanced projects (1)	—	—	(7,152)	—	—	(7,152)
Exploration (1)	(8,420)	(8,126)	—	—	—	(16,546)
Income (loss) from equity method investments (2)	—	—	—	9,021	(46,977)	(37,956)
Other segment items (3)	(1,968)	334	(3,644)	—	—	(5,278)
Segment profit (loss)	$18,555	$(7,322)	$(9,274)	$9,021	$(46,977)	$(35,997)

Unallocated amounts:

Dilution gain from investments in McEwen Copper Inc. (Note 9)						5,777
General and administrative (4)						(13,303)
Depreciation (5)						(475)
Interest and other finance expense, net						(3,033)
Other income						292
Loss before income and mining taxes						$(46,739)

Capital expenditures	$17,789	$23,288	$2,018	$—	$—	$43,095

Year ended December 31, 2023	USA	Canada	Mexico	MSC	McEwen Copper (6)	Total
Revenue from gold and silver sales	$83,409	$81,295	$1,527	$—	$—	$166,231
Production costs applicable to sales (1)	(67,335)	(51,895)	—	—	—	(119,230)
Depreciation and depletion (1)	(7,130)	(22,091)	—	—	—	(29,221)
Gross profit	8,944	7,309	1,527	—	—	17,780

Advanced projects (1)	—	—	(6,292)	—	(76,345)	(82,637)
Exploration (1)	(6,225)	(13,556)	—	—	(386)	(20,167)
Income (loss) from equity method investments (2)	—	—	—	62	(57,821)	(57,759)
Other segment items (3)	(1,891)	(220)	(5,002)	—	7,484	371
Segment profit (loss)	$828	$(6,467)	$(9,767)	$62	$(127,068)	$(142,412)

Unallocated amounts:

Gain on deconsolidation of McEwen Copper Inc.						222,157
General and administrative (4)						(7,335)
Depreciation (5)						(510)
Interest and other finance expense, net						(5,598)
Other income						734
Income before income and mining taxes						$67,036

Capital expenditures	$9,028	$9,131	$1,258	$—	$6,781	$26,198

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of MSC and McEwen Copper on a 100% basis are presented in Note 9 – Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest (other than on long-term debt)
e.	Other (income) expenses
f.	Foreign currency loss (gain)
(4)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(5)	Depreciation is attributable to corporate assets and other non-productive assets.
(6)	Includes the consolidated results for McEwen Copper for the period from January 1, 2023 to October 10, 2023 and the loss from the equity-accounted investment for the period from October 11, 2023 to December 31, 2023.

Geographic Information

Geographic information includes the following long-lived assets balances and revenues presented for the Company’s operating segments:

	Non-current Assets		Revenue (1)
	December 31,	December 31,	Year ended December 31,
	2025	2024	2025	2024	2023
USA	$114,644	$100,488	$116,706	$105,147	$83,409
Canada (2)	125,364	89,822	76,038	67,808	81,295
Mexico	25,759	32,320	4,809	1,522	1,527
Argentina (3)(4)	414,922	400,801	—	—	—
Total consolidated	$680,689	$623,431	$197,553	$174,477	$166,231

(1)	Presented based on the location from which the product originated.
(2)	Includes investment in Paragon Advanced Labs Inc. of $13.7 million as of December 31, 2025 (December 31, 2024 – $nil).
(3)	Includes investment in MSC of $140.7 million as of December 31, 2025 (December 31, 2024 – $101.9 million).
(4)	Includes investment in McEwen Copper of $274.2 million as of December 31, 2025 (December 31, 2024 – $298.9 million).

As gold and silver can be sold through numerous gold and silver markets worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The following is a summary of revenue from gold and silver sales for significant customers for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Auramet International LLC (“Auramet”)	$130,944	$56,869	$136,911
Asahi Refining Inc.	63,444	112,298	24,639
Other	3,165	5,310	4,681
Revenue from gold and silver sales	$197,553	$174,477	$166,231

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$51,015	$13,692	$23,020
Restricted cash in non-current assets	4,246	3,772	4,490
Total cash and cash equivalents and restricted cash	$55,261	$17,464	$27,510

Amounts classified as restricted cash in long term assets relate to bonding requirements for environmental reclamation obligations.

NOTE 5 MARKETABLE SECURITIES

The Company’s investment portfolio consists of marketable equity securities and warrants of certain publicly traded companies. The following is a summary of the activity in investments for the years ended December 31, 2025, 2024 and 2023:

	As at	Additions/	Disposals/	Gain on	As at
	December 31,	transfers during	transfers during	securities	December 31,
	2024	period	period	held	2025
Equity securities	$1,206	$7,690	$(1,544)	$11,414	$18,766
Warrants	411	982	(480)	1,435	2,348
Total marketable securities	$1,617	$8,672	$(2,024)	$12,849	$21,114

	As at	Additions/	Disposals/	Gain (loss) on	As at
	December 31,	transfers during	transfers during	securities	December 31,
	2023	period	period	held	2024
Marketable securities	$1,743	$243	$(778)	$(2)	$1,206
Warrants	—	123	—	288	411
Total marketable securities	$1,743	366	(778)	286	1,617

	As at	Additions/	Disposals/	Gain on	McEwen	As at
	December 31,	transfers during	transfers during	securities	Copper	December 31,
	2022	year	year	held	deconsolidation	2023
Marketable equity securities	$1,133	$34,157	$—	$10,684	$(44,231)	$1,743
Warrants	162	—	(162)	—	—	—
Total investments	$1,295	$34,157	(162)	$10,684	$(44,231)	$1,743

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

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

Receivables, prepaids and other current assets as at December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Government sales tax receivable	$3,071	$3,918
Prepaids and other assets	2,681	3,568
Receivables, prepaids and other current assets	$5,752	$7,486

In Mexico, Argentina, and Canada, sales taxes are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable.

NOTE 7 INVENTORIES

Inventories at December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Material on leach pads	$31,390	$13,453
In-process inventory	5,105	2,551
Stockpiles	3,026	1,112
Precious metals	412	2,312
Materials and supplies	7,463	6,517
	$47,396	$25,945
Less: long-term portion	(20,560)	(7,834)
Current portion	$26,836	$18,111

The Company did not have any inventory write-downs during the year ended December 31, 2025. During the year ended December 31, 2024, the Company incurred $1.8 million and $0.7 million in inventory write-downs at the Fox Complex and Gold Bar Mine Complex, respectively. Of these write-downs, a total of $2.1 million was included in production costs applicable to sales and $0.4 million was included in depreciation and depletion in the Statement of Operations.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests and plant and equipment at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Mineral property interests, cost	$305,642	$264,495
Less: accumulated depletion	(123,427)	(98,752)
Mineral property interests, carrying value	$182,215	$165,743

Plant and equipment, cost
Land	$15,139	$12,884
Construction in progress	30,134	30,151
Plant and equipment	77,159	73,633
Subtotal	$122,432	$116,668
Less: accumulated depreciation	(77,439)	(71,489)
Plant and equipment, carrying value	$44,993	$45,179

Mineral property interests and plant and equipment, carrying value	$227,208	$210,922

Mineral property interest carrying value at December 31, 2025 and 2024 includes the following:

Name of Property/Complex	State/Province	Country	2025	2024
Fox Complex, other than Lexam	Ontario	Canada	$49,352	$37,015
Lexam Properties	Ontario	Canada	42,400	42,320
Gold Bar Mine	Nevada	United States	24,485	20,566
Tonkin Properties	Nevada	United States	5,943	5,623
Elder Creek Exploration Property - 1.25% NSR	Nevada	United States	150	150
Lookout Mountain Project	Nevada	United States	22,441	22,369
Los Azules Copper Project - 1.25% NSR	San Juan	Argentina	28,822	28,821
El Gallo	Sinaloa	Mexico	8,622	8,879
Total mineral property interests			$182,215	$165,743

Gold Bar mine mineral property interests are depleted based on the units of production method from the production commencement date over the estimated proven and probable reserves.

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

The Fox Complex is depleted and depreciated using the straight-line or units of production method over the stated mine life, as the projects do not have proven and probable reserves that conform to S-K 1300.

The Company conducts a review of potential triggering events for impairment for all its mineral projects on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the years ended December 31, 2025 and 2024, no impairment has been noted for any of the Company’s mineral property interests.

NOTE 9 EQUITY METHOD INVESTMENTS

The Company accounts for investments over which it exerts significant influence but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investments in McEwen Copper, Paragon and MSC, the financial statements of Paragon and MSC, which are originally prepared in accordance with IFRS Accounting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP.

A reconciliation of the Company’s equity method investments as at December 31, 2025 and 2024, is as follows:

	December 31, 2025	December 31, 2024
Investment in McEwen Copper Inc.	$274,189	$298,947
Investment in Minera Santa Cruz S.A.	140,733	101,854
Investment in Paragon Advanced Labs Inc.	13,719	—
Total equity method investments	$428,641	$400,801

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

On December 11, 2025, Mr. McEwen exercised 100,000 warrants to acquire an equivalent number of common shares of McEwen Copper at a price of $35.00 per share. As a result, the Company’s ownership in McEwen Copper decreased from 46.4% to 46.3%. The decrease in ownership was accounted for as a notional disposition of shares, resulting in a $0.8 million dilution gain recognized in earnings.

A summary of the operating results for McEwen Copper for the years ended December 31, 2025, 2024, and for the period from October 10, 2023 to December 31, 2023, is as follows:

	Year ended December 31,
	2025	2024	2023
McEwen Copper (100%)
Advanced projects	$(41,925)	$(114,544)	$(36,475)
Other expenses	(11,679)	(6,196)	(4,684)
Foreign exchange gain (loss)	(2,701)	2,631	(99,338)
Interest and other income (1)	1,294	19,130	19,356
Loss before tax	$(55,011)	$(98,979)	$(121,141)
Current and deferred taxes	—	—	—
Net loss	$(55,011)	$(98,979)	$(121,141)

Portion attributable to McEwen Inc.
Loss from investment in McEwen Copper	$(25,547)	$(46,977)	$(57,821)

(1)	Interest and other income include gains on marketable securities and other finance-related income.

Changes in the Company’s investment in McEwen Copper for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31,
	2025	2024
Investment, beginning of period	$298,947	$326,147
Additional investment in McEwen Copper	—	14,000
Dilution gain	789	5,777
Attributable net loss from McEwen Copper	(25,547)	(46,977)
Investment, end of period	$274,189	$298,947

A summary of McEwen Copper’s assets and liabilities as at December 31, 2025 and 2024, is as follows:

As at	December 31, 2025	December 31, 2024
Current assets	$7,089	$34,067
Total assets	$203,277	$226,329

Current liabilities	$(11,365)	$(14,656)
Total liabilities	$(41,759)	$(14,856)

As at December 31, 2025, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.1 million. This basis difference is attributable to equity-method goodwill and is not amortized.

Equity Method Investment in MSC

A summary of the operating results of MSC for the years ended December 31, 2025, 2024, and 2023, is as follows:

	Year ended December 31,
	2025	2024	2023
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$459,545	$310,411	$254,926
Production costs applicable to sales	(248,460)	(215,065)	(177,234)
Depreciation and depletion	(52,969)	(51,188)	(58,935)
Gross profit	158,116	44,158	18,757
Exploration	(13,490)	(11,257)	(9,346)
Other expense(1)	(11,843)	(1,717)	(3,977)
Income before tax	$132,783	$31,184	$5,434
Current and deferred income tax recovery (expense)	(44,505)	(6,548)	3,051
Net income	$88,278	$24,636	$8,485

Portion attributable to McEwen Inc.
Net income	$43,256	$12,072	$4,157
Amortization of fair value increments	(2,160)	(3,088)	(4,612)
Income tax recovery	29	37	517
Income from investment in MSC, net of amortization	$41,125	$9,021	$62

(1)	Other expenses include foreign exchange, accretion of asset retirement obligations and other finance-related expenses.

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

Changes in the Company’s investment in MSC for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31,
	2025	2024
Investment, beginning of period	$101,854	$93,218
Attributable net income from MSC	43,256	12,072
Amortization of fair value increments	(2,160)	(3,088)
Income tax recovery	29	37
Dividend distribution received	(2,246)	(385)
Investment, end of period	$140,733	$101,854

A summary of MSC’s assets and liabilities as at December 31, 2025 and 2024, is as follows:

As at	December 31, 2025	December 31, 2024
Current assets	$290,704	$144,327
Total assets	$372,994	$233,003

Current liabilities	$(107,930)	$(57,373)
Total liabilities	$(145,761)	$(89,594)

As at December 31, 2025, the Company's investment in MSC exceeded its proportionate share of the underlying net assets by $29.4 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit of production basis.

Equity Method Investment in Paragon

On December 9, 2025, the Company completed the previously announced transaction to acquire 27.32% equity interest in Paragon, a provider of advanced analytical services to the mining industry. The transaction involved a share exchange in which the Company acquired a total of 8,742,880 Paragon shares in exchange for 709,992 common shares of the Company. The total fair value of the transaction was $13.7 million, based on the Company's closing share price of $19.35 per share on December 9, 2025.

As of December 9, 2025, the carrying value of Paragon’s net assets was $4.6 million, consisting of total assets of $36.9 million, including $7.3 million of current assets, and total liabilities of $32.3 million, including $9.9 million of current liabilities. The Company's investment in Paragon exceeded its proportionate share of the underlying net assets by $12.5 million. This basis difference is attributable to equity-method goodwill and is not amortized.

Subsequent to the acquisition, on December 15, 2025, an existing shareholder exercised 400,000 warrants to acquire an equivalent number of common shares of Paragon. As a result, the Company’s ownership in Paragon decreased from 27.3% to 27.0%. This reduction in ownership is accounted for as a notional disposition of shares, resulting in a $0.2 million dilution loss.

Due to the timing of the availability of financial information, the Company recognizes its share of the earnings of Paragon on a three-month lag basis. The Company monitors the investee for material intervening events and concluded that no material adjustments were necessary for the period from December 9, 2025, to December 31, 2025.

NOTE 10 LEASE LIABILITIES

The Company’s lease obligations include equipment, vehicles and office space. For further information on leased assets, refer to Note 8. Mineral Property Interests and Plant and Equipment. The terms and conditions contained in the Company’s leases do not contain variable components.

Lease liabilities as at December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
Finance leases	$744	$897
Operating leases	1,270	1,214
Lease liabilities	$2,014	$2,111
Current portion	(926)	(788)
Long-term portion	$1,088	$1,323

Lease liabilities as at December 31, 2025 are recorded using weighted average discount rate of 6.31% for both finance and operating leases and have a weighted average remaining lease term of 1.4 years for finance leases and 3.4 years for operating leases. By comparison, as at December 31, 2024, lease liabilities were recorded at average rates of 6.58% and 6.30% for finance and operating leases, respectively, and had average remaining lease terms of one year.

During the year ended December 31, 2025, the Company recorded $0.7 million (December 31, 2024 – $0.8 million) in interest and other finance costs related to leases. A breakdown of the lease-related costs for the years ended December 31, 2025 and 2024, is as follows:

	Year ended December 31,
	2025	2024
Finance leases:
Amortization of ROU assets	$577	$740
Interest expense	54	78
Total	$631	$818

Operating leases:
Rent expense	$71	$43

Minimum undiscounted lease payments as at December 31, 2025 are as follows:

	Payments due by period
	2026	2027	2028	2029	2030	Total

	(in thousands)
Operating lease obligation	$458	$331	$288	$192	$—	$1,269
Finance lease obligations	654	156	60	—	—	870
Total minimum lease payments	$1,112	$487	$348	$192	$—	$2,139
Less: Imputed interest						(125)
Total						$2,014

NOTE 11 DEBT

	December 31, 2025	December 31, 2024
Convertible senior unsecured notes due 2030	$110,000	$—
Term loan facility	20,000	40,000
Debt issuance cost	(3,832)	—
	$126,168	$40,000
Less: current maturities of debt	—	—
Long-term debt	$126,168	$40,000

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

Total interest expense related to the term loan for the year ended December 31, 2025, was $2.2 million, at an effective interest rate of 11.16%. This included $2.1 million, in interest at the contractual coupon rate of 9.75% and $0.1 million related to the amortization of the debt issuance costs. For the year ended December 31, 2024, total interest expense related to the term loan was $3.9 million, at an effective interest rate equal contractual rate of 9.75%.

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

The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the year ended December 31, 2025, was $5.8 million at an effective interest rate of 6.33%, and was comprised of $5.2 million related to the contractual interest coupon and $0.6 million related to the amortization of the debt issuance costs.

As of December 31, 2025, the Convertible Notes have a net carrying amount of $106.4 million and an estimated fair value of $209.3 million. The fair value is based on Level 1 quoted prices in active markets for identical securities.

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

NOTE 12 ASSET RETIREMENT OBLIGATIONS

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at December  31, 2025, the asset retirement obligation balances at the properties subject to these obligations were $20.8 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $18.6 million at the Fox Complex and $6.4 million at the El Gallo mine in Mexico (December 31, 2024 – $22.4 million, $16.7 million and $7.0 million, respectively).

A reconciliation of the Company’s reclamation and remediation liabilities for the years ended December 31, 2025 and 2024, is as follows:

	December 31,	December 31,
	2025	2024
Reclamation and remediation liabilities, beginning balance	$46,063	$43,021
Acquisitions and divestitures	—	256
Settlements	(2,705)	(740)
Accretion of liability	3,019	2,757
Revisions to estimates and discount rate	(1,364)	1,959
Foreign exchange revaluation	844	(1,190)
Reclamation and remediation liabilities, ending balance	$45,857	$46,063
Less: current portion	6,473	4,988
Long-term portion	$39,384	$41,075

NOTE 13 SHAREHOLDERS’ EQUITY

Flow-through shares issuance

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

On December 19, 2025, the Company issued 215,000 flow-through common shares priced at $23.88 per share for gross proceeds of $5.1 million. Proceeds from the CEE are expected to be used for the ongoing exploration and development of the Grey Fox properties. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $4.9 million were allocated between the sale of tax benefits in the amount of $1.0 million and sale of common shares in the amount of $3.9 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of December 31, 2025, the Company incurred a total of $17.3 million in eligible CEE (December 31, 2024 – $7.9 million). The Company has fulfilled its CEE commitments related to the June 2024 and December 2023 issuances. The remaining CEE commitments from the most recent raise in December 2025 are expected to be fulfilled by the end of 2026.

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

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of December 31, 2025, the Company incurred a total of $20.7 million in eligible CDE (December 31, 2024 – $9.5). The Company has fulfilled its CDE commitments related to the June 2024 and December 2023 issuances.

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

Investments in Paragon Advanced Labs Inc.

On December 9, 2025, the Company issued 709,992 common shares in exchange of 8,742,880 Paragon shares. For further information, refer to Note 9 Equity Method Investments.

Stock-based Compensation

Stock Options

The Company’s Amended and Restated Equity Incentive Plan (the “Plan”) allows for equity awards to be granted to employees, consultants, advisors, and directors. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which determines the terms pursuant to which any award is granted. The Committee may delegate to certain officers the authority to grant awards to certain employees (other than such officers), consultants and advisors. The number of shares of common stock reserved for issuance thereunder is 3 million shares, including shares issued under the Plan before it was amended, with no more than 1 million shares subject to grants of options to an individual in a calendar year. The Plan provides for the grant of incentive options under Section 422 of the Internal Revenue Code, which provides potential tax benefits to the recipients compared to non-qualified options.

As of December 31, 2025, 1,492,467 options were outstanding under the plan (December 31, 2024 – 832,614).

The following table summarizes information about stock options outstanding under the Plan at December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

	(in thousands, except per share and year data)
Balance at December 31, 2022	448	$13.43	2.6	$—
Granted	630	7.22	—	—
Forfeited	(67)	11.45	—	3
Balance at December 31, 2023	1,011	$9.69	3.0	$61
Exercised	(8)	7.10	—	6
Forfeited	(75)	10.56	—	49
Expired	(95)	16.70	—	—
Balance at December 31, 2024	833	$8.84	2.7	$352
Granted	1,091	10.86	—	—
Exercised	(347)	10.50	—	1,286
Forfeited	(85)	9.94	—	645
Balance at December 31, 2025	1,492	$9.85	4.0	$12,925
Exercisable at December 31, 2025	287	$7.67	2.4	$3,108

Stock options have been granted to key employees, directors and consultants under the Plan. Options to purchase shares under the Plan were granted with an exercise price at or above the market value of the common stock as of the date of the grant. During the year ended December 31, 2025, the Company granted stock options to certain employees and directors for an aggregate of 1.1 million shares of common stock at a weighted average exercise price of $10.86 per share. No stock options were granted during the year ended December 31, 2024. The options vest equally over a three-year period if the individuals remain affiliated with the Company and are exercisable for a period of five years from the date of grant.

The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2025	2024	2023
Risk-free interest rate	3.67%	—	4.44%
Dividend yield	0.00%	—	0.00%
Volatility factor of the expected market price of common stock	61%	—	67%
Weighted-average expected life of option	3 years	—	3 years
Weighted-average grant date fair value	$4.70	—	$3.36

During the year ended December 31, 2025, the Company recorded stock option expense of $1.3 million (December 31, 2024 – $0.9 million, and December 31, 2023 – $0.3 million) while the corresponding fair value of awards vesting in the year was $0.7 million (December 31, 2023 – $0.4 million, and December 31, 2022 – $0.8 million).

As of December 31, 2025, there was $2.9 million (December 31, 2024 – $1.3 million, and December 31, 2023 – $1.9 million) of unrecognized compensation expense related to 1.2 million unvested stock options outstanding (December 31, 2024 – 0.4 million, and December 31, 2023 – 0.6 million). This cost is expected to be recognized over a weighted-average period of approximately 1.6 years (2024 – 1.3 years, 2023 – 1.5 years).

The following table summarizes the status and activity of non-vested stock options for the year ended December 31, 2025, for the Company’s Plan:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

	(in thousands, except per share amounts)
Non-vested balance at December 31, 2024	385	$3.37
Granted	1,091	4.70
Forfeited	(67)	4.18
Vested	(202)	3.36
Non-vested balance at December 31, 2025	1,207	$4.53

Restricted Stock Units

The following table summarizes information about Restricted Stock Units (“RSUs”) under the Plan for the years ended December 31, 2025, 2024 and 2023:

Number of Shares
(in thousands)
Balance at December 31, 2022	—
Granted	109
Vested and issued	(80)
Balance at December 31, 2023	29
Granted	258
Vested and issued	(273)
Balance at December 31, 2024	14
Granted	249
Vested and issued	(175)
Balance at December 31, 2025	88

The Company provides equity compensation in the form of RSUs to certain eligible employees. For the year ended December 31, 2025, 249,284 RSU awards were granted (December 31, 2024 – 257,906, and December 31, 2023 – 109,000). The related compensation expense recognized during 2025 was $2.4 million (December 31, 2024 – $2.3 million, and December 31, 2023 – $0.6).

NOTE 14 NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the treasury stock method for options and warrants and the if-converted method for the convertible senior unsecured notes. Under the if-converted method, interest expense, net of tax, is added back to net income and the weighted-average shares outstanding are increased by the shares issuable upon conversion of the notes. In applying the treasury stock method, instruments with an exercise price greater than the average quoted market price of the common shares for the period are not included in the calculation, as the impact would be anti-dilutive.

For periods in which the Company has reported a net loss, diluted net loss per share is computed in the same manner as basic net loss per share because potentially dilutive instruments, including the conversion option embedded in the convertible senior unsecured notes, are generally anti-dilutive during such periods.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net income (loss) per share for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023

	(amounts in thousands, unless otherwise noted)
Basic Earnings per Share
Net income (loss) available to common stockholders — Basic earnings per share	$34,434	$(43,691)	$55,299
Weighted average common shares outstanding	54,046	51,021	47,544
Basic net income (loss) per share:	$0.64	$(0.86)	$1.16

Diluted Earnings per Share
Net income (loss) available to common stockholders	$34,434	$(43,691)	$55,299
Add back: Interest effect of convertible notes, net of tax	4,093	—	—
Net income (loss) available to common stockholders — Diluted earnings per share	$38,527	$(43,691)	$55,299

Weighted average common shares outstanding	54,046	51,021	47,544
Dilutive effect of stock options, restricted stock units, and warrants	261	—	—
Dilutive effect of convertible notes	11,253	—	—
Weighted average diluted shares	65,560	51,021	47,544
Diluted net income (loss) per share	$0.59	$(0.86)	$1.16

For the year ended December 31, 2025, the weighted average number of common shares was increased by 260,815 incremental shares to reflect the impact of dilutive instruments, while 593,577 options were anti-dilutive and excluded.

Convertible senior unsecured notes were assumed to have been converted at their issuance date of February 11, 2025. Accordingly, $4.1 million of interest expense related to the notes, net of tax, was added back to net income, and the weighted-average number of common shares outstanding was increased by 11,253,461 shares representing the shares issuable upon conversion.

For the year ended December 31, 2024, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

For the year ended December 31, 2023, the outstanding options for which the average market price during the year exceeded the exercise price were anti-dilutive under the treasury stock method and, therefore, not included in the calculation of diluted income per share.

NOTE 15 RELATED PARTY TRANSACTIONS

Due to related parties

The Company incurred the following expenses in respect to the related party outlined below during the years presented:

	Year ended December 31,
	2025	2024	2023
REVlaw	$312	$154	$194
Paragon Advanced Labs Inc.	168	—	—
Total expenses	$480	$154	$194

The Company has the following outstanding accounts payable balance in respect to the related parties outlined below:

	December 31, 2025	December 31, 2024
REVlaw	$46	$30
Paragon Advanced Labs Inc.	168	—
Total accounts payable	$214	$30

REVlaw is a company owned by Ms. Carmen Diges, General Counsel of the Company. The legal services of Ms. Diges as General Counsel and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

During 2025, the Company purchased 4,817 tonnes of ore inventory from Inventus Mining Corp. for total consideration of $1.4 million. Inventus Mining Corp. is an affiliate of Robert R. McEwen, Perry Ing, Interim Chief Financial Officer, and Stefan M. Spears, Vice President, Corporate Development.

An affiliate of Robert R. McEwen, Chairman and Chief Executive Officer, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months, and is due beginning on January 31, 2027 with the remaining outstanding principal repayment on August 31, 2028. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation, and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025. For the year ended December 31, 2025, the Company paid $2.1 million (December 31, 2024 – $3.9 million) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

Due from related parties

The Company has the following outstanding accounts receivable balance in respect to the related party outlined below:

	December 31, 2025	December 31, 2024
Current receivables	$3,169	$286
Non-current receivables	6,052	—
Total receivables from McEwen Copper Inc.	$9,221	$286

As at December 31, 2025, receivables from McEwen Copper primarily comprised of advances and charges for management, technical, legal, financial, administrative, geological and engineering services incurred by the Company and billed to McEwen Copper.

Investments in related parties

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold, an affiliate of Robert R. McEwen, who owns approximately 32.5% of Canadian Gold Corp., and Ian Ball, a director of the Company, who serves as a consultant for Canadian Gold Corp. and served as its interim Chief Executive Officer from April 2023 to October 2023. For more information, refer to Note 5 Marketable Securities. Subsequent to year end, on January 5, 2026, the Company completed the acquisition of Canadian Gold. For more information, refer to Note 22 Subsequent Events.

On April 28, 2025, the Company exercised 9.2 million of its 10.0 million warrants in Inventus Mining Corp. Subsequently, on July 11, 2025, the Company exercised an additional 800,000 warrants. For more information, refer to Note 5 Marketable Securities.

On December 9, 2025, the Company completed the previously announced transaction to acquire 27.32% equity interest in Paragon.

NOTE 16 FAIR VALUE ACCOUNTING

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

The following table presents the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$18,766	$2,348	$—	$21,114

	Fair value as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$1,206	$411	$—	$1,617

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

NOTE 17 COMMITMENTS AND CONTINGENCIES

The following are minimum commitments of the Company as at December 31, 2025, and related payments due over the following five years:

		Payments due by period
	2026	2027	2028	2029	Thereafter	Total
Mining and surface rights	$2,495	$1,878	$1,028	$635	$639	$6,675
Reclamation costs(1)	4,919	4,411	2,131	4,671	40,117	56,249
Lease obligations (Note 10)	1,112	487	348	192	—	2,139
Total	$8,526	$6,776	$3,507	$5,498	$40,756	$65,063

(1)	Amounts presented represent the undiscounted uninflated future payments.

Reclamation Bonds

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations of $34.4 million in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.8 million (C$18.9 million) in Canada with respect to the Fox Complex. In addition, under Canadian regulations, the Company was required to deposit approximately $0.1 million with respect to its Lexam properties in Timmins, which is recorded as non-current restricted cash. The Company has a surety facility in place to cover all its bonding obligations. The terms of the facility carry an average annual financing fee of 2.4% and require a deposit of 7.2%. Surety bonds are available for drawdown by the beneficiary in the event the Company does not perform its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at December 31, 2025, the Company recorded $4.0 million in restricted cash as a deposit against the surety facility (December 31, 2024 – $3.8 million).

Flow-through Eligible Expenses

On June 14, 2024, the Company completed a flow-through share issuance for gross proceeds of $21.9 million. The proceeds of this offering were be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company fulfilled its remaining CEE and CDE obligations in 2025. For further information, refer to Note 13 Shareholder’s Equity.

On December 19, 2025, the Company completed a flow-through share issuance for gross proceeds of $5.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company expects to fulfill its CEE obligations from this offering by the end of 2026.

Prepayment Agreement

On February 1, 2025, the Company extended the existing precious metals purchase agreement with Auramet. Under this agreement, the Company may sell the gold on a spot basis, on a forward basis and on a supplier advance basis, i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days before shipment; or
(ii)	in transit to a refinery; or
(iii)	being refined at a refinery.

During the year ended December 31, 2025, the Company received net proceeds of $104.1 million from the sales on a supplier advance basis (December 31, 2024 – $8.4 million). The Company recorded revenue of $100.1 million related to the gold sales (December 31, 2024 – $4.9 million), with the remaining $7.5 million representing 1,690 ounces pledged but not yet delivered to Auramet (December 31, 2024 – $3.5 million representing 1,335 ounces pledged but not yet delivered) recorded as a contract liability on the Consolidated Balance Sheets.

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

NOTE 18 OTHER INCOME (EXPENSE)

The following is a summary of other income (expense) for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Unrealized and realized gain on investments	$12,821	$433	$20,462
Foreign currency gain on Blue Chip Swap	—	—	7,993
Foreign currency gain (loss)	(2,041)	1,459	(59,503)
Other income (expense)	(56)	759	1,072
Total other income (expenses)	$10,724	$2,651	$(29,976)

NOTE 19 INCOME AND MINING TAXES

The Company’s income and mining tax (recovery) expense consisted of:

	Year ended December 31,
	2025	2024	2023
State	$(859)	$2,073	$971
Foreign	1,314	2,231	(4,107)
Current tax (recovery) expense	$455	$4,304	$(3,136)

Federal	$(22,222)	$—	$—
State	419	(195)	—
Foreign	(6,137)	(7,157)	36,995
Deferred tax (recovery) expense	$(27,940)	$(7,352)	$36,995

Federal	$(22,222)	$—	$—
State	(440)	1,878	971
Foreign	(4,823)	(4,926)	32,888
Total income and mining tax (recovery) expense	$(27,485)	$(3,048)	$33,859

The Company’s income (loss) before income and mining tax consisted of:

	Year ended December 31,
	2025	2024	2023
United States	$20,028	$6,130	$(7,702)
Foreign	(13,079)	(52,869)	74,738
Income (loss) before income and mining taxes	$6,949	$(46,739)	$67,036

The table below provides the updated requirements of ASU 2023-09 for 2025. The Company's income and mining tax expense (recovery) for the year ended December 31, 2025 differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year ended December 31, 2025
	Amount	Percent
Income before income and mining taxes	$6,949

U.S. Federal statutory tax rate	1,459	21%
State and local income taxes, net of Federal income tax (1)	1,296	19%
Foreign tax effects	—	0%
Canada
Adjustment for foreign tax rate	2,562	37%
Adjustment for foreign provincial tax rate	(4,640)	(67)%
Change in valuation allowance	12,248	176%
Canadian branch losses	(10,127)	(146)%
Equity loss from investments	3,280	47%
Foregone interest	915	13%
Realized flow-through expenditures	5,483	79%
Realized flow-through premium	(5,649)	(81)%
Deferred mining tax expense net of income tax benefit	672	10%
Withholding taxes	342	5%
Foreign exchange on translation of books	(537)	(8)%
Adjustments in relation to prior years	(585)	(8)%
Other	(112)	(2)%
Argentina
Adjustment for foreign tax rate	(60)	(1)%
Change in valuation allowance	8	0%
Equity income from investments	(8,636)	(124)%
Non deductible interest	1,772	26%
Effect of foreign exchange on translation of books and records	(1,382)	(20)%
Other	57	1%
Mexico
Adjustment for foreign tax rate	(997)	(14)%
Change in valuation allowance	1,411	20%
Non deductible interest	695	10%
Inflation adjustment on monetary assets	738	11%
Effect of foreign exchange on translation of books and records	372	5%
Other	108	2%
Effect of changes in tax laws/rates enacted in the current period	—	0%
Effect of cross-border tax laws	931	13%
Tax credits	(74)	(1)%
Changes in valuation allowances	(30,209)	(435)%
Nontaxable or nondeductible items	478	7%
Changes in unrecognized tax benefits	695	10%
Income and mining tax recovery	$(27,485)	(396)%

(1)	State taxes are comprised entirely of Nevada Net Proceeds Tax, net of federal benefit.

The Company’s effective tax rate of (396%) for the year ended December 31, 2025 is primarily attributable to the partial release of the valuation allowance on U.S. federal and certain state deferred tax assets. During 2025, the Company's valuation allowance decreased by $30.2 million after carefully evaluating all available positive and negative evidence in accordance with ASC 740. The positive evidence included sustained improvements in operating performance, continued profitability, and forecasted taxable income supported by the Company’s long‑term financial projections, despite historical operating losses in earlier periods. Management concluded that the positive evidence outweighs the negative evidence, and therefore determined that it is more likely than not that a portion of the Company’s U.S. deferred tax assets will be realized.The release of the valuation allowance resulted in a significant favorable impact on the Company’s effective tax rate for the period.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year ended December 31,
Expected tax expense at	2024	2023
(Loss) income before income and mining taxes	$(46,739)	$67,036
Statutory tax rate	21%	21%
US Federal and State tax (recovery) expense at statutory rate	(9,815)	14,078
Reconciling items:
Equity loss from investments	10,555	15,310
Deconsolidation of McEwen Copper Inc.	—	(46,644)
Disposal of McEwen Copper Inc.'s shares	(1,531)	6,179
Deferred tax liability on investment in associate	—	38,340
Realized flow-through expenditures	4,017	3,570
Realized flow-through premium	(2,304)	(3,423)
Withholding tax	426	632
Adjustment for foreign tax rates	(3,746)	(13,769)
Permanent differences	(2,014)	9,909
Foreign exchange on translation of books	(4,157)	42
Losses expired	3,330	8,282
Adjustments in relation to prior years	367	(629)
Current and deferred mining tax liabilities	2,283	1,455
Movement in valuation allowance	(505)	821
Other	46	(294)
(Loss) income and mining tax (recovery) expense	$(3,048)	$33,859

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as at December 31, 2025 and 2024, respectively, are presented below:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$72,844	$61,135
Stock based compensation	2,294	—
Mineral properties	46,290	52,228
Other temporary differences	20,018	22,259
Total gross deferred tax assets	141,446	135,622
Less: valuation allowance	(115,855)	(132,396)
Net deferred tax assets	$25,591	$3,226
Deferred tax liabilities:
Unrealized loss	(642)	—
Acquired mineral property interests	(5,876)	(3,928)
Equity accounted investments	(29,600)	(32,881)
Other taxable temporary differences	(4,210)	(3,047)
Total deferred tax liabilities	$(40,328)	$(39,856)
Deferred income and mining tax liability	$(14,737)	$(36,630)

The Company evaluates all available positive and negative evidence to determine whether it is more likely than not that sufficient future taxable income will be generated to realize its deferred tax assets. As the Company continues to experience sustained improvements in operating performance and forecasted taxable income in its U.S. operations, management concluded that it is more likely than not that a portion of its deferred tax assets will be realized. Accordingly, during 2025, the Company's valuation allowance related to its U.S. deferred tax assets decreased by $30.2 million.

With respect to foreign jurisdictions a significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future growth.

The table below summarizes changes to the valuation allowance:

	Balance at			Balance at
For the year ended December 31,	beginning of year	Additions (1)	Deductions (2)	end of year
2025	$132,396	$13,668	$(30,209)	$115,855
2024	130,002	2,780	(386)	132,396
2023	149,342	3,391	(22,731)	130,002

(1)	The additions to valuation allowance mainly result from the Company and its subsidiaries incurring losses and exploration expenses for tax purposes that do not meet the more-likely-than-not criterion for recognition of deferred tax assets.
(2)	The reductions to valuation allowance mainly result from release of valuation allowance in the United States.

As at December 31, 2025, 2024 and 2023, the Company did not have any income-tax related accrued interest and tax penalties.

The following table summarizes the Company’s losses that can be applied against future taxable profit:

Country	Type of Loss	Amount	Expiry Period
United States (1)	Net operating losses	$202,166	2027-Unlimited
Mexico	Net operating losses	59,631	2029-2034
Canada (1)	Net operating losses	47,864	2026-2045
Argentina (1)	Net operating losses	1	2030

(1)	The losses in the United States, Canada, and Argentina are part of multiple consolidating groups and, therefore, may be restricted in use to specific projects.

Net cash paid for income taxes consisted of the following:

Year ended December 31,
2025
State and local jurisdictions
Nevada	$203
Canada - Ontario	1,661
Other	113
Total taxes paid	$1,977

The following table presents the changes in gross unrecognized tax benefits:

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits - beginning of period	$—	$—	$—
Additions for tax positions taken in prior years	2,644	—	—
Lapses of applicable statues of limitations	(507)	—	—
Total unrecognized tax benefits	$2,137	$—	$—

If recognized, the balance of unrecognized tax benefits that would favorably affect the effective income tax rate would be $0.1 million.

The Company has not recognized an amount for interest and penalties in relation to the unrecognized tax benefit.

The Company or its subsidiaries file income tax returns in the United States, Canada, Mexico and Argentina. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2020 to 2025

Canada: 2018 to 2025

Mexico: 2019 to 2025

Argentina: 2019 to 2025

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
$21,726

NOTE 21 UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

The following table summarizes unaudited supplementary quarterly information for the three months ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, and for the corresponding periods in 2024.

	Three months ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$35,696	$46,700	$50,534	$64,623
Gross profit	10,070	12,281	7,816	17,397
Net profit (loss)	(6,270)	3,040	(462)	38,126
Net profit (loss) per share:
Basic	$(0.12)	$0.06	$(0.01)	$0.70
Diluted	(0.12)	0.06	(0.01)	0.57
Weighted average shares outstanding:
Basic	53,270	53,968	54,170	54,751
Diluted	53,270	54,022	54,170	66,614

	Three months ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024

	(unaudited) (in thousands, except per share)
Revenue from gold and silver sales	$41,228	$47,476	$52,250	$33,523
Gross profit	6,011	10,758	13,803	363
Net loss	(20,383)	(12,995)	(2,081)	(8,232)
Net loss per share:
Basic and diluted	$(0.41)	$(0.26)	$(0.04)	$(0.16)
Weighted average shares outstanding:
Basic and diluted	49,440	49,718	51,953	52,926

NOTE 22 SUBSEQUENT EVENTS

Acquisition of Canadian Gold Corp.

On January 5, 2026, the Company completed the acquisition of Canadian Gold, an exploration and production mine which has 100% interest in the Tartan Lake Gold Mine Project (the “Tartan Mine”) located in the province of Manitoba, Canada. The Company acquired 100% of Canadian Gold’s outstanding equity interests.

Under the terms of the agreement, each holder of Canadian Gold common shares received 0.0225 common shares of the Company for each Canadian Gold share held. Management is in the process of finalizing its accounting assessment of this matter.

Flow-through shares issuance – CDE

On January 22, 2026, the Company issued 350,000 flow-through common shares priced at $20.90 per share for gross proceeds of $7.3 million. Subsequently, on January 28, 2026, the Company issued an additional 377,000 flow-through common shares at a price of $21.25 per share for gross proceeds of $8.0 million.

Loan Agreement for McEwen Copper Inc.

On February 6, 2026, McEwen Copper entered into a loan agreement providing for borrowings of up to $240.0 million, which may be advanced in one or more tranches upon mutual agreement among McEwen Copper, as borrower, the Company, as agent, and a syndicate of lenders. As of the date of this filing, approximately $28.5 million of additional funding has been secured under the agreement, including $13.6 million from the Company. As part of the loan agreement, the Company also received 203,280 transferable warrants to purchase shares of McEwen Copper at $40 per share. The loan bears interest at an annual rate of 12%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[NONE]

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based upon those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Ernst & Young LLP’s report on our internal control over financing reporting as of December 31, 2025 can be found under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2025, the Company completed the remediation efforts necessary to remediate the material weakness in internal control over financial reporting previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024. The identified deficiencies that were remediated related to the Company not having a sufficient complement of human resources to support the design and operation of its internal controls associated with certain aspects of non-routine transactions, and other less complex transactions within income taxes.

During the fiscal year ended December 31, 2025, the Company implemented remediation actions including: (i) onboarding of additional human resources; (ii) creation of additional layers of review in relevant control processes, and (iii) ongoing engagement of third-party resources where appropriate. Management evaluated the remediation actions implemented by the Company, including testing the design and operating effectiveness of the controls addressing the material weakness. Based on this evaluation, management has concluded that the previously identified material weakness described above has been remediated as of December 31, 2025.

Except for the changes described in the preceding paragraphs, there were no other changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Information Required by Item 408(a) of Regulation S-K: During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 10 is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2026.

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.mcewenmining.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 11 is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 12 is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 13 is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the information required to be included in this Item 14 is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, expected to be filed with the SEC on or before April 30, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in this Item 15 are filed or furnished (except where otherwise indicated) as part of this report:

(a)	Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual

Report on Form 10-K.

(b)	Exhibits

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

4.3	Form of 5.25% Convertible Senior Note due 2030 (included in Exhibit 10.10).
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

10.6 +	Loan Agreement between McEwen Inc., McEwen Copper Inc., and the Lenders, dated February 6, 2026.
10.7

Third Amended and Restated Credit Agreement, dated May 19, 2023, between McEwen Inc. and the lenders named therein (incorporated b reference from the Current Report on the Form 8-K filed with the SEC on May 30, 2023, Exhibit 10.1, File No. 001-33190).

10.8

Amendment No. 1 to the Third Amended and Restated Credit Agreement among McEwen Inc. and Evanachan Limited, dated as of January 31, 2025 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on February 06, 2025, Exhibit 10.1, File No. 001-33190).

10.9

Indenture between McEwen Inc. and US Bank Trust Company, National Association, dated as of February 11, 2025 (incorporated by reference from the Current Report on the Form 8-K filed with the SEC on February 11, 2025, Exhibit 4.1, File No. 001-33190).

10.10	Form of Capped Call Confirmation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on February 11, 2025, Exhibit 10.1, File No. 001-33190).
10.11	Subscription and Renunciation Agreement – CDE Flow-Through Shares (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 23, 2026, File No. 001-33190).
10.12

Arrangement Agreement between McEwen Inc. and Canadian Gold Corp., dated October 10, 2025 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 16, 2025, Exhibit 10.1, File No. 001-33190).

10.13 #

Employment Agreement, dated May 24, 2019, between McEwen Inc. and Stefan Spears (incorporated by reference from the Definitive Proxy Statement on Form Schedule 14A filed with the SEC on May 17, 2024, Annex A, File No. 001-33190).

10.14 #

Consulting Agreement, dated May 15, 2022, between McEwen Inc. and Perry Ing (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 8, 2022, Exhibit 10.1, File No. 001-33190).

10.15 #

Employment Agreement, dated January 9, 2023, between McEwen Inc. and Jeffrey Chan (incorporated by reference from the Definitive Proxy Statement on Form Schedule 14A filed with the SEC on May 17, 2024, Annex A, File No. 001-33190).

10.16 #

Amended and Restated Equity Incentive Plan dated as of March 17, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 29, 2015, Exhibit 4.1, File No. 001-33190).

10.17 #

First Amendment to the Amended and Restated Equity Incentive Plan dated April 16, 2021 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 10.1, File No. 001-33190).

10.18 #	McEwen Inc. 2024 Equity and Incentive Plan (incorporated by reference from the Definitive Proxy Statement on Form Schedule 14A filed with the SEC on May 17, 2024, Annex A, File No. 001-33190).
10.19 #	Form of Restricted Stock Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 3, 2025, Exhibit 10.3, File No. 001-33190).
10.20 #	Form of Restricted Stock Unit Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 3, 2025, Exhibit 10.2, File No. 001-33190).
10.21 #	Form of Stock Option Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 15, 2025, Exhibit 10.1, File No. 001-33190).
19	Insider Trading Policy (Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2025, Exhibit 19, File No. 001-33190).
21 +	List of subsidiaries of the Company
22 +	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.1 +	Consent of Luke Willis
23.2 +	Consent of Channa Kumarage
23.3 +	Consent of Sean Farrell
23.4 +	Consent of Rob Glover
23.5 +	Consent of Carson Cybolsky
23.6 +	Consent of Dave Tyler
23.7 +	Consent of Michael C. Bauman
23.8 +	Consent of Benjamin Bermudez
23.9 +	Consent of Kevin W. Kunkel
23.10 +	Consent of Independent Mining Consultants Inc.
23.11 +	Consent of Forte Dynamics
23.12 +	Consent of Dave Tyler, Sme-Rm
23.13 +	Consent of Stantec Consulting International Ltd.
23.14 +	Consent of Samuel Engineering Inc.
23.15 +	Consent of Knight Piesold Ltd.
23.16 +	Consent of SRK Consulting (Argentina) S.A.
23.17 +	Consent of Mining Plus Canada Consulting Ltd.
23.18 +	Consent of P&E Mining Consultants Inc.
23.19 +	Consent of Luke Willis
23.20 +	Consent of CRM-SA, LLC.
31.1 +	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Robert R. McEwen, Chief Executive Officer.
31.2 +	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Perry Ing, Chief Financial Officer.
32 +	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
95 +	Mine safety disclosure
96 +	Technical Report Summary of the Loz Azules Copper Mining Project
96.1

S-K 1300 Technical Report Summary on the initial assessment of the Fox Complex dated as of December 31, 2024 (incorporated by reference from the Current Report on Form 10-K filed with the SEC on March 14, 2025, Exhibit 96, File No. 001-33190).

97	Clawback policy disclosure (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2025, Exhibit 97, File No. 001-33190).
101 SCH	Inline XRBL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Furnished with this report
#	Indicates management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

[NONE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCEWEN INC.
	By:	/s/ ROBERT R. MCEWEN
Dated: March 16, 2026		Robert R. McEwen,
Chairman of the Board of Directors and
Chief Executive Officer

/s/ ROBERT R. MCEWEN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
Robert R. McEwen

/s/ PERRY ING	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026
Perry Ing

/s/ RICHARD W. BRISSENDEN	Director	March 16, 2026
Richard W. Brissenden

/s/ WILLIAM SHAVER	Director	March 16, 2026
William Shaver

/s/ IAN J. BALL	Director	March 16, 2026
Ian Ball

/s/ MICHELLE MAKORI	Director	March 16, 2026
Michelle Makori

/s/ NICOLAS DARVEAU	Director	March 16, 2026
Nicolas Darveau

/s/ ALFRED COLAS	Director	March 16, 2026
Alfred Colas

JOHN C FLOREK	Director	March 16, 2026
John C Florek

DALIA ASTERBADI	Director	March 16, 2026
Dalia Asterbadi

STEVE KASZAS	Director	March 16, 2026
Steve Kaszas

MICHAEL MELANSON	Director	March 16, 2026
Michael Melanson