Form 10-Q
period 2026-03-31
McEwen Inc.
filed 2026-05-06
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 59,740,087 shares of common stock outstanding.

McEWEN INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

McEWEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share, and shares)

	Three months ended March 31,
	2026	2025
Revenue from gold and silver sales	$74,049	$35,696
Production costs applicable to sales	(35,644)	(19,605)
Depreciation and depletion	(6,910)	(6,021)
Gross profit	31,495	10,070

OTHER OPERATING INCOME (EXPENSES):
Advanced projects	(4,779)	(1,684)
Exploration	(5,459)	(3,681)
General and administrative (Note 19)	(9,464)	(3,369)
Income (loss) from equity method investments (Note 9)	30,338	(8,068)
Depreciation	(167)	(150)
Reclamation and remediation	(722)	(758)
	9,747	(17,710)
Operating income (loss)	41,242	(7,640)

OTHER INCOME (EXPENSES):
Interest and other finance expenses	(1,537)	(1,286)
Other income (expenses) (Note 3)	(6,338)	1,577
Dilution loss from investments in Paragon Advanced Labs Inc. (Note 9)	(162)	—
Total other income (expenses)	(8,037)	291
Income (loss) before income and mining taxes	33,205	(7,349)
Income and mining tax recovery (Note 17)	174	1,079
Net income (loss) after income and mining taxes	33,379	(6,270)

Net income (loss) per share (Note 13):
Basic	$0.56	$(0.12)
Diluted	$0.47	$(0.12)
Weighted average common shares outstanding (thousands) (Note 13):
Basic	58,859	53,270
Diluted	72,426	53,270

OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation adjustments (Note 9)	$24	$—
Comprehensive income (loss)	$33,403	$(6,270)

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars and shares)

	As at	As at
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$56,535	$51,015
Marketable securities (Note 5)	13,542	21,114
Receivables, prepaids and other current assets (Note 6)	6,447	5,752
Due from McEwen Copper Inc. (Note 14)	1,934	3,169
Inventories (Note 7)	31,361	26,836
Total current assets	109,819	107,886
Mineral property interests and plant and equipment, net (Note 8)	350,539	227,208
Equity method investments (Note 9)	450,006	428,641
Loan receivable from McEwen Copper Inc. (Note 14)	12,336	6,052
Deferred tax assets	21,345	25,591
Inventories (Note 7)	24,139	20,560
Restricted cash (Note 4)	4,378	4,246
Other assets	35	34
TOTAL ASSETS	$972,597	$820,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$47,728	$44,911
Consideration payable for Canadian Gold Corp. acquisition (Note 14)	31,230	—
Long-term debt, current portion (Note 10)	3,000	—
Reclamation and remediation liabilities (Note 11)	7,321	6,473
Contract liability (Note 16)	1,838	7,549
Flow-through share premium (Note 12)	1,255	974
Tax liabilities	3,476	2,976
Lease liabilities	819	926
Total current liabilities	96,667	63,809
Long-term debt, net of issuance costs (Note 10)	123,367	126,168
Reclamation and remediation liabilities (Note 11)	38,637	39,384
Deferred tax liabilities	58,676	40,328
Lease liabilities	933	1,088
Other liabilities	2,357	3,204
Total liabilities	$320,637	$273,981

Shareholders’ equity:
Common shares: 59,188 as at March 31, 2026 (in thousands) (Note 12)	$1,893,850	$1,821,530
Accumulated deficit	(1,241,914)	(1,275,293)
Accumulated other comprehensive income	24	—
Total shareholders’ equity	651,960	546,237
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$972,597	$820,218

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock			Accumulated
	and Additional			Other
	Paid-in Capital		Accumulated	Comprehensive
Three months ended March 31, 2025	Shares	Amount	Deficit	Income	Total
Balance, December 31, 2024	53,054	$1,804,702	$(1,309,727)	$—	$494,975
Stock-based compensation	13	178	—	—	178
Investments in Goliath Resources Limited	868	6,068	—	—	6,068
Purchase of capped call options	—	(15,114)	—	—	(15,114)
Net loss	—	—	(6,270)	—	(6,270)
Balance, March 31, 2025	53,935	$1,795,834	$(1,315,997)	$—	$479,837

Three months ended March 31, 2026
Balance, December 31, 2025	55,517	$1,821,530	$(1,275,293)	—	$546,237
Investment in Canadian Gold Corp. (Note 18)	2,944	57,698	—	—	57,698
Sales of flow-through shares (Note 12)	727	13,738	—	—	13,738
Stock-based compensation	—	884	—	—	884
Net income	—	—	33,379	—	33,379
Change in foreign currency translation adjustments (Note 9)	—	—	—	24	24
Balance, March 31, 2026	59,188	$1,893,850	$(1,241,914)	$24	$651,960

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$33,379	$(6,270)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss from equity method investments (Note 9)	(30,338)	8,068
Dividends received from Minera Santa Cruz S.A. (Note 9)	8,835	—
Depreciation, amortization and depletion	7,077	6,171
Loss (gain) on marketable securities (Note 5)	5,189	(1,755)
Reclamation accretion and adjustments to estimate	364	794
Deferred income and mining tax (recovery) expense (Note 17)	140	(1,489)
Flow-through premium amortization (Note 12)	(812)	(1,428)
Other	2,509	332
Changes in non-cash working capital items:
Change in inventories	(7,095)	(5,170)
Change in other assets related to operations	(1,036)	1,364
Change in accounts payable and accrued liabilities	171	(1,444)
Change in contract liability	(5,712)	(2,015)
Change in other liabilities related to operations	(568)	910
Cash provided by (used in) operating activities	$12,103	$(1,932)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(14,551)	$(14,534)
Loan receivable from McEwen Copper Inc. (Note 14)	(7,500)	—
Dividends received from Minera Santa Cruz S.A. (Note 9)	—	2,246
Investment in marketable securities (Note 5)	—	(1,399)
Other	1,013	94
Cash used in investing activities	$(21,038)	$(13,593)

Cash flows from financing activities:
Issuance of flow-through common shares, net of issuance costs (Note 12)	14,831	—
Proceeds from senior convertible notes (Note 10)	—	110,000
Purchase of capped call options (Note 10)	—	(15,114)
Convertible notes financing costs (Note 10)	—	(4,176)
Principal repayment on long-term debt (Note 10)	—	(20,000)
Payment of finance lease obligations	(296)	(197)
Cash provided by financing activities	$14,535	$70,513
Effect of exchange rate change on cash and cash equivalents	52	4
Increase in cash, cash equivalents and restricted cash	5,652	54,992
Cash, cash equivalents and restricted cash, beginning of period	55,261	17,464
Cash, cash equivalents and restricted cash, end of period	$60,913	$72,456

Supplemental disclosure of cash flow information:
Cash received (paid) during the period:
Interest paid	$(3,368)	$(759)
Interest received	385	361
Taxes paid	—	(211)
Non-cash investing activities:
Mineral property additions in accounts payable and accrued liabilities	5,782	—
Receipt of warrants in connection with loan to McEwen Copper Inc. (Note 14)	3,380	—

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

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

The Company owns a 100% interest in the Gold Bar Mine Complex in Nevada, United States, the Fox Complex in Ontario, Canada, the Tartan Mine project in Manitoba, Canada, the El Gallo Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of March 31, 2026, the Company also owns a 46.3% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. and a 27.0% interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. The Company reports its investments in McEwen Copper, MSC and Paragon under the equity method of accounting.

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the interim consolidated financial statements are adequate and not misleading. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2025.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) for the three months ended March 31, 2026, and 2025, the unaudited Consolidated Balance Sheet as at March 31, 2026 and the Consolidated Balance Sheet as at December 31, 2025, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026, and 2025, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method. Certain prior period amounts have been reclassified for consistency with the current period presentation in the unaudited Consolidated Statements of Cash Flows. The reclassifications had no impact on reported results.

References to “CAD” refers to Canadian Dollar, “USD” refers to United States Dollar, “MXN” refers to Mexican Peso, and “ARS” refers to Argentine Peso.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 2 OPERATING SEGMENT REPORTING

The chief operating decision-maker (“CODM”) is the executive leadership team of the Company. The CODM reviews operating results, assesses performance and makes decisions about allocation of resources to these segments at the major mine/project where the economic characteristics of the individual mines, or by investee for those which are considered a reportable segment. As a result, these operating segments also represent the Company’s reportable segments.

The CODM reviews segment income or loss, defined as gold and silver sales, less production costs applicable to sales, depreciation and depletion, advanced projects, and exploration costs and an allocation of other segment items for all segments except for the McEwen Copper and MSC segments, which are evaluated based on the attributable equity income or loss pickup. The CODM uses segment gross profit (loss) and profit (loss) before taxes, or income (loss) from equity method investments, to allocate resources (including employees, property, and financial or capital resources) for each segment. CODM predominantly considers such measures in the annual budget and forecasting process. The CODM considers budget-to-actual variances for operating segments on a quarterly basis to support resource allocation and performance evaluation.

Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions. Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

	Gold Bar	Fox	Tartan	El Gallo	MSC	McEwen	Total
Three months ended March 31, 2026	Mine Complex	Complex	Lake (7)			Copper
Revenue from gold and silver sales	$37,717	$25,316	$—	$11,016	$—	$—	$74,049
Production costs applicable to sales (1)	(19,379)	(14,711)	—	(1,554)	—	—	(35,644)
Depreciation and depletion (1)	(2,312)	(4,598)	—	—	—	—	(6,910)
Gross profit	16,026	6,007	—	9,462	—	—	31,495

Advanced projects (1)	—	(1,126)	—	(3,653)	—	—	(4,779)
Exploration (1)	(3,140)	(1,385)	(934)	—	—	—	(5,459)
Income (loss) from equity method investments (2)	—	—	—	—	32,752	(2,074)	30,678
Other segment items (3)	(2,135)	(2,026)	(76)	(87)	—	—	(4,324)
Segment profit (loss)	$10,751	$1,470	$(1,010)	$5,722	$32,752	$(2,074)	$47,611

Unallocated amounts:

Loss from equity method investment (4)							(501)
General and administrative (5)							(5,602)
Depreciation (6)							(113)
Interest and other finance expenses, net							(1,590)
Other expense							(6,600)
Loss before income and mining taxes							$33,205

Capital expenditures	$2,075	$14,711	$—	$99	$—	$—	$16,885

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	Gold Bar	Fox	Tartan	El Gallo	MSC	McEwen	Total
Three months ended March 31, 2025	Mine Complex	Complex	Lake (7)			Copper
Revenue from gold and silver sales	$22,391	$13,305	$—	$—	$—	$—	$35,696
Production costs applicable to sales (1)	(9,094)	(10,511)	—	—	—	—	(19,605)
Depreciation and depletion (1)	(1,178)	(4,843)	—	—	—	—	(6,021)
Gross profit (loss)	12,119	(2,049)	—	—	—	—	10,070

Advanced projects (1)	—	—	—	(1,684)	—	—	(1,684)
Exploration (1)	(1,421)	(2,260)	—	—	—	—	(3,681)
Income (loss) from equity method investments (2)	—	—	—	—	510	(8,578)	(8,068)
Other segment items (3)	(418)	(347)	—	(931)	—	—	(1,696)
Segment profit (loss)	$10,280	$(4,656)	$—	$(2,615)	$510	$(8,578)	$(5,059)

Unallocated amounts:

General and administrative (5)							(2,411)
Depreciation (6)							(110)
Interest and other finance expenses, net							(1,309)
Other income							1,540
Loss before income and mining taxes							$(7,349)

Capital expenditures	$8,263	$6,254	$—	$17	$—	$—	$14,534
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of McEwen Copper and MSC on a 100% basis are presented in Note 9 – Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest and other (income) expenses
e.	Foreign currency loss (gain)
(4)	Operating results of Paragon on a 100% basis are presented in Note 9 – Equity Method Investments.
(5)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(6)	Depreciation is attributable to the corporate assets and other non-productive assets.
(7)	Tartan Lake is a newly identified segment resulting from the acquisition of Canadian Gold Corp. (“Canadian Gold”), refer to Note 18 – Canadian Gold Corp Acquisition.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)
	March 31,	December 31,	Three months ended March 31,
	2026	2025	2026	2025
USA	$116,919	$114,644	$37,717	$22,391
Canada (2)	249,564	125,364	25,316	13,305
Mexico	25,848	25,759	11,016	—
Argentina (3)(4)	436,767	414,922	—	—
Total consolidated	$829,098	$680,689	$74,049	$35,696
(1)	Presented based on the location from which the precious metals originated.
(2)	Includes investment in Paragon Advanced Labs Inc. of $13.2 million (December 31, 2025 – $13.7 million).
(3)	Includes investment in MSC of $164.7 million (December 31, 2025 – $140.7 million) and investment in McEwen Copper of $272.1 million (December 31, 2025 – $274.2 million).
(4)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 – Equity Method Investments.

NOTE 3 OTHER INCOME (EXPENSES)

The following is a summary of other income (expenses) for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025
Unrealized and realized gain (loss) on investments	$(5,189)	$1,735
Other expenses	(1,149)	(158)
Total other income (expenses)	$(6,338)	$1,577

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a breakdown of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$56,535	$51,015
Restricted cash in non-current assets	4,378	4,246
Total cash and cash equivalents and restricted cash	$60,913	$55,261

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the three months ended March 31, 2026, and 2025:

	As at	Additions/	Disposals/	Loss on	As at
	December 31,	transfers during	transfers during	securities	March 31,
	2025	period	period	held	2026
Equity securities	$18,766	$—	$(5,763)	$(3,504)	$9,499
Warrants	2,348	3,380	—	(1,685)	4,043
Total marketable securities	$21,114	$3,380	$(5,763)	$(5,189)	$13,542

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	As at	Additions/	Disposals/	Gain on	As at
	December 31,	transfers during	transfers during	securities	March 31,
	2024	period	period	held	2025
Marketable securities	$1,206	$6,866	$(94)	$1,720	$9,698
Warrants	411	601	—	35	1,047
Total marketable securities	$1,617	7,467	(94)	1,755	10,745

On March 10, 2025, the Company acquired 5,181,347 units of Goliath Resources Limited (TSX-V: GOT) (“Goliath Resources”) in exchange for 868,056 common shares of the Company. Each unit consists of one common share and one-half of one warrant. Each whole warrant entitles the Company to purchase one common share of Goliath Resources at a price of C$2.50 for a period of twelve months following the closing of the offering, expiring on March 10, 2026. Following the closing, as at March 10, 2025, the Company held an approximate 4% ownership interest in Goliath Resources. The Company recognized a day one gain of $0.9 million on the difference between the transaction price and fair value of units received. The warrants expired unexercised on March 10, 2026, resulting in the recognition of a loss of $0.5 million during the three-month period ended March 31, 2026.

On March 27, 2025, the Company participated in two private placement offerings by Canadian Gold (TSX-V: CGC), acquiring 8,823,529 common shares and 2,941,176 units for a total investment of $1.4 million. Each unit consists of one common share and one non-transferable share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of C$0.22 per share up to March 27, 2026. Following the closing, as at March 27, 2025, the Company held an approximate 6% ownership interest in Canadian Gold. The Company recognized a day one gain of $0.5 million on the difference between the transaction price and fair value of units received. The warrants expired unexercised upon acquisition of Canadian Gold on January 5, 2026, resulting in the recognition of a loss of $0.7 million during the three-month period ended March 31, 2026.

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

On February 6, 2026, the Company entered into a loan agreement with McEwen Copper. In connection with this arrangement, McEwen Copper issued 203,280 warrants to acquire an equal number of common shares at an exercise price of $40 per warrant, which were measured at a fair value of $3.4 million upon acquisition. Refer to Note 14. Related Party Transactions for further details.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Government sales tax receivable	$3,185	$3,071
Prepaids and other assets	3,262	2,681
Receivables, prepaids and other current assets	$6,447	$5,752

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories as at March 31, 2026, and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Material on leach pads	$35,512	$31,390
In-process inventory	8,205	5,105
Stockpiles	2,180	3,026
Precious metals	713	412
Materials and supplies	8,890	7,463
	$55,500	$47,396
Less: long-term portion	(24,139)	(20,560)
Current portion	$31,361	$26,836

The Company did not have any inventory write-downs during the three months ended March 31, 2026, and 2025.

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

During the three months ended March 31, 2026, no indicators of impairment were noted for any of the Company’s mineral property interests.

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

A reconciliation of the Company’s equity method investments as at March 31, 2026, and December 31, 2025, is as follows:

	March 31, 2026	December 31, 2025
Investment in McEwen Copper Inc.	$272,115	$274,189
Investment in Minera Santa Cruz S.A.	164,650	140,733
Investment in Paragon Advanced Labs Inc.	13,241	13,719
Total equity method investments	$450,006	$428,641

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three months ended March 31, 2026, and 2025, is as follows:

	Three months ended March 31,
	2026	2025
McEwen Copper (100%)
Advanced projects	$—	$(21,271)
Other expenses	(2,900)	(1,097)
Foreign exchange gain (loss)	177	(9)
Interest and other income (expenses) (1)	(1,720)	3,906
Loss before tax	$(4,443)	$(18,471)
Current and deferred taxes	—	—
Net loss	$(4,443)	$(18,471)

Portion attributable to McEwen Inc.
Net loss	$(2,057)	$(8,578)
McEwen Inc.'s portion of interest capitalized	(17)	—
Loss from investment in McEwen Copper	$(2,074)	$(8,578)

(1) Interest and other income (expenses) include interest on term debt and finance-related income and expenses.

Changes in the Company’s investment in McEwen Copper for the three months ended March 31, 2026, and for the year ended December 31, 2025, are as follows:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Investment, beginning of period	$274,189	$298,947
Dilution gain	—	789
Attributable net loss from McEwen Copper	(2,074)	(25,547)
Investment, end of period	$272,115	$274,189

A summary of the key assets and liabilities of McEwen Copper as at March 31, 2026, and December 31, 2025, is as follows:

As at	March 31, 2026	December 31, 2025
Current assets	$24,589	$7,089
Total assets	$236,725	$203,277

Current liabilities	$(17,667)	$(11,365)
Total liabilities	$(67,761)	$(41,759)

As at March 31, 2026, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.1 million. This basis difference is attributable to equity method goodwill and not amortized.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Equity method investment in MSC

A summary of the operating results for MSC for the three months ended March 31, 2026, and 2025, is as follows:

	Three months ended March 31,
	2026	2025
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$185,813	$71,903
Production costs applicable to sales	(77,655)	(56,588)
Depreciation and depletion	(7,896)	(10,610)
Gross profit	100,262	4,705
Exploration	(4,341)	(2,300)
Other income (1)	2,600	826
Income before tax	$98,521	$3,231
Current and deferred income tax expense	(31,271)	(1,039)
Net income	$67,250	$2,192

Portion attributable to McEwen Inc.
Net income	$32,953	$1,073
Amortization of fair value increments	(199)	(568)
Income tax recovery (expense)	(2)	5
Income from investment in MSC, net of amortization	$32,752	$510

(1) Other income includes foreign exchange gains and losses, accretion of asset retirement obligations, and other finance-related income.

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

Changes in the Company’s investment in MSC for the three months ended March 31, 2026, and for the year ended December 31, 2025, are as follows:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Investment, beginning of period	$140,733	$101,854
Attributable net income from MSC	32,953	43,256
Amortization of fair value increments	(199)	(2,160)
Income tax recovery (expense)	(2)	29
Dividend distribution received	(8,835)	(2,246)
Investment, end of period	$164,650	$140,733

A summary of the key assets and liabilities of MSC as at March 31, 2026, and December 31, 2025, is as follows:

As at	March 31, 2026	December 31, 2025
Current assets	$352,418	$290,704
Total assets	$435,282	$372,994

Current liabilities	$(119,476)	$(107,930)
Total liabilities	$(158,855)	$(145,761)

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

As at March 31, 2026, the Company’s investment in MSC exceeded its proportionate share of the underlying net assets by $29.2 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit-of-production basis.

Equity method Investment in Paragon

On December 9, 2025, the Company completed the transaction to acquire 27.32% equity interest in Paragon, a provider of advanced analytical services to the mining industry. The transaction involved a share exchange in which the Company acquired a total of 8,742,880 Paragon shares in exchange for 709,992 common shares of the Company. The total fair value of the transaction was $13.7 million, based on the Company's closing share price of $19.35 per share on December 9, 2025.

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

Due to the timing of the availability of financial information, the Company recognizes its share of the earnings of Paragon on a three-month lag basis. The Company monitors the investee for material intervening events and concluded that no material adjustments were necessary for the three months ended March 31, 2026.

A summary of the operating results for Paragon for the period from December 9, 2025, to December 31, 2025, is as follows:

Period ended
December 31, 2025
Paragon (100%)
Revenue	$312
Production costs applicable to sales	(591)
Gross loss	(279)
Operating expense	(749)
Other expense	(231)
Net loss	(1,259)
Change in foreign currency translation adjustments	90
Net comprehensive loss for the year	$(1,169)

Portion attributable to McEwen Inc.
Net loss	$(340)
Attributable change in foreign currency translation adjustments	24
Comprehensive loss from investment in Paragon	$(315)

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in Paragon for the three months ended March 31, 2026, and December 31, 2025, are as follows:

	Three months ended	Period ended
	March 31, 2026	December 31, 2025
Investment, beginning of period	$13,719	$—
Investment in Paragon	—	13,719
Net loss attributable to McEwen Inc.	(340)	—
Dilution loss	(162)	—
Change in foreign currency translation adjustments	24	—
Investment, end of period	$13,241	$13,719

A summary of the key assets and liabilities of Paragon as at December 31, 2025, is as follows:

As at	December 31, 2025
Current assets	$6,328
Total assets	$35,622

Current liabilities	$(10,642)
Total liabilities	$(33,050)

NOTE 10 DEBT

	March 31, 2026	December 31, 2025
Convertible senior unsecured notes due 2030	$110,000	$110,000
Term loan facility	20,000	20,000
Debt issuance cost	(3,633)	(3,832)
	$126,367	$126,168
Less: current maturities of debt	3,000	—
Long-term debt	$123,367	$126,168

Term loan facility

On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement (“ARCA”). The amendments refinanced the outstanding $40.0 million loan and included the following revisions:

●	Scheduled repayments of principal under the ARCA were extended by 24 months. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2027, with the remaining outstanding principal repayment due on August 31, 2028.
●	On May 6, 2025, the Company issued 53,160 shares of common stock with a value equivalent to $0.4 million or 2% of the outstanding loan balance as at March 31, 2025, to an affiliate of Robert R. McEwen as consideration for the maintenance, continuation, and extension of the maturity date of the loan.
●	The Company was permitted to incur up to $110.0 million in principal borrowings under unsecured convertible senior notes due 2030.

The consideration issued for the maintenance, continuation, and extension of the maturity date of the loan was accounted for as debt issuance costs, which were capitalized as deferred financing costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Following the issuance of the Convertible Notes (as defined below), on February 21, 2025, the Company voluntarily repaid $20.0 million in principal under the ARCA.

Total interest expense related to the term loan for the three months ended March 31, 2026, was $0.5 million, at an effective interest rate of 11.16%. This included $0.5 million in interest at the contractual coupon rate of 9.75% and $34 thousand related to the amortization of the debt issuance costs. For the three months ended March 31, 2025, total interest expense related to the term loan was $0.8 million, at an effective interest rate of 11.16% and was comprised of $0.8 million related to the interest coupon at the contractual rate of 9.75% and $26 thousand related to the amortization of the debt issuance costs.

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

The Convertible Notes may be converted at any time prior to May 15, 2030, only under the following circumstances:

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

March 31, 2026

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

The Indenture contains other customary terms and covenants, including certain events of default. The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the three months ended March 31, 2026, was $1.6 million at an effective interest rate of 6.33%, and was comprised of $1.4 million related to the contractual interest coupon and $0.2 million related to the amortization of the debt issuance costs. For the three months ended March 31, 2025, total interest expense related to the Convertible Notes was $0.9 million at an effective interest rate of 6.33% and was comprised of $0.8 million related to the contractual interest coupon and $0.1 million related to the amortization of the debt issuance costs.

As of March 31, 2026, the Convertible Notes have a net carrying amount of $106.6 million and an estimated fair value of $227.5 million. The fair value is based on Level 1 quoted prices in active markets for identical securities.

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

NOTE 11 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at March 31, 2026, the reclamation and remediation liability balances at the properties subject to these obligations were $21.1 million at the Gold Bar, Tonkin and Lookout Mountain properties in Nevada, $18.5 million at the Fox Complex and $6.3 million at the El Gallo mine in Mexico (December 31, 2025 – $20.8 million, $18.6 million and $6.4 million, respectively).

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A reconciliation of the Company’s reclamation and remediation liabilities for the three months ended March 31, 2026, and for the year ended December 31, 2025, is as follows:

	March 31,	December 31,
	2026	2025
Reclamation and remediation liabilities, beginning balance	$45,857	$46,063
Settlements	(253)	(2,705)
Accretion of liability	722	3,019
Revisions to estimates and discount rate	(10)	(1,364)
Foreign exchange revaluation	(358)	844
Reclamation and remediation liabilities, ending balance	$45,958	$45,857
Less: current portion	7,321	6,473
Long-term portion	$38,637	$39,384

\

NOTE 12 SHAREHOLDERS’ EQUITY

Flow-through shares issuance

Canadian Exploration Expenses (“CEE”)

On December 19, 2025, the Company issued 215,000 flow-through common shares priced at $23.88 per share for gross proceeds of $5.1 million. Proceeds from the CEE offering are expected to be used for the ongoing exploration and development of the Grey Fox properties. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $4.9 million were allocated between the sale of tax benefits in the amount of $1.0 million and sale of common shares in the amount of $3.9 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of March 31, 2026, the Company incurred a total of $1.4 million in eligible CEE. The remaining CEE commitments from the most recent raise in December 2025 are expected to be fulfilled by the end of 2026.

Canadian Development Expenses (“CDE”)

On January 22, 2026, the Company issued 350,000 flow-through common shares priced at $20.96 per share for gross proceeds of $7.3 million. Proceeds from the CDE offering are expected to be used for the ongoing exploration and development of the Grey Fox properties. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $7.0 million were allocated between the sale of tax benefits in the amount of $0.5 million and sale of common shares in the amount of $6.5 million.

On January 28, 2026, the Company issued 377,000 flow-through common shares priced at $21.55 per share for gross proceeds of $8.1 million. Proceeds from the CDE offering are expected to be used for the ongoing exploration and development of the Grey Fox properties. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $7.8 million were allocated between the sale of tax benefits in the amount of $0.6 million and sale of common shares in the amount of $7.2 million

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of March 31, 2026, the Company incurred a total of $8.3 million in eligible CDE. The Company has fulfilled its obligations related to the January 22, 2026, issuance, and the remaining CDE commitments from January 28, 2026, financing are expected to be fulfilled by May 31, 2026.

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

Investments in Canadian Gold Corp.

On January 5, 2026, the Company completed the acquisition of Canadian Gold by acquiring all issued and outstanding common shares. Pursuant to an Arrangement Agreement, the Company issued 2,943,766 common shares and 1,526,786 subscription receipts at a deemed price of $19.60 per share, for total consideration of $87.7 million. The number of instruments issued was determined based on an exchange ratio of 0.0225 applied to Canadian Gold shares outstanding. Refer to Note 14 Related Party Transactions and Note 18 Canadian Gold Corp. Acquisition for additional details.

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

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net income (loss) per share for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025

	(amounts in thousands, unless otherwise noted)
Basic Earnings per Share
Net income (loss) available to common stockholders — Basic earnings per share	$33,379	$(6,270)
Weighted average common shares outstanding	58,859	53,270
Basic net income (loss) per share:	$0.56	$(0.12)

Diluted Earnings per Share
Net income (loss) available to common stockholders	$33,379	$(6,270)
Add back: Interest effect of convertible notes, net of tax	1,141	—
Net income (loss) available to common stockholders — Diluted earnings per share	$34,520	$(6,270)

Weighted average common shares outstanding	58,859	53,270
Dilutive effect of stock options, restricted stock units, and warrants	851	—
Dilutive effect of convertible notes	12,717	—
Weighted average diluted shares	72,426	53,270
Diluted net income (loss) per share	$0.47	$(0.12)

For the three months ended March 31, 2026, the weighted average number of common shares was increased by 850,705 incremental shares to reflect the impact of dilutive instruments.

Convertible senior unsecured notes were assumed to have been converted at the beginning of the period. Accordingly, $1.1 million of interest expense related to the notes, net of tax, was added back to net income, and the weighted-average number of common shares outstanding was increased by 12,716,759 shares representing the shares issuable upon conversion.

For the three months ended March 31, 2025, all outstanding options to purchase shares of common stock and share purchase warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 14 RELATED PARTY TRANSACTIONS

Due to related parties

The Company recorded the following expense in respect to the related party outlined below during the periods presented:

	Three months ended March 31,
	2026	2025
REVlaw	$105	$61
Paragon Advanced Labs Inc.	652	—
Total expenses	$757	$61

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	March 31, 2026	December 31, 2025
Robert R. McEwen	$31,177	$—
Inventus Mining Corp.	404	—
Paragon Advanced Labs Inc.	199	168
REVlaw	—	46
Total due to related parties	$31,780	$214

On January 5, 2026, the Company completed the acquisition of Canadian Gold by acquiring all issued and outstanding common shares of Canadian Gold in exchange for shares of the Company’s common stock. All Canadian Gold shares, other than those held by Robert R. McEwen, Chairman and Chief Executive Officer of the Company, were exchanged for 3,208,481 common shares of the Company. In respect of his ownership interest, Mr. McEwen received 1,526,786 subscription receipts, the conversion of which into common shares of the Company is subject to approval by the Company’s shareholders in accordance with applicable listing rules. If shareholder approval is not obtained, the Company will be required to settle the subscription receipts in cash equal to the fair value of the underlying shares as of the transaction date, totaling $29.9 million. For further information, refer to Note 18 Canadian Gold Corp. Acquisition. As at March 31, 2026, the fair value of the consideration was $31.2 million, resulting in a $1.3 million loss recorded on Statements of Operations.

Inventus Mining Corp. (“Inventus”) is an affiliate of Robert R. McEwen and Perry Ing, Interim Chief Financial Officer. On January 7, 2026, the Company purchased 9,865 tonnes of ore inventory from Inventus for processing at the Fox Complex. The Company paid $1.6 million, with the remaining $0.4 million payable upon completion of the final pour.

REVlaw is a company owned by Carmen Diges, General Counsel and Secretary of the Company. The legal services of Ms. Diges as General Counsel and Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

Paragon Advanced Labs Inc. is a related party of the Company, in which the Company holds a 27.0% ownership interest and exercises significant influence. The assaying services are provided by Paragon in the normal course of business and have been recorded at their exchange amount.

An affiliate of Robert R. McEwen, Evanachan Limited, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months, and is due beginning on January 31, 2027, with the remaining outstanding principal repayment due on August 31, 2028. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation, and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2026. During the three months ended March 31, 2026, the Company paid $0.5 million (three months ended March 31, 2025 – $0.8 million) in interest to this affiliate. Interest is payable monthly at a rate of 9.75% per annum.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Due from related parties

The Company has the following outstanding accounts receivable from McEwen Copper during the periods presented:

	March 31, 2026	December 31, 2025
Term debt	$15,658	$—
Loan origination fee	(3,322)	—
Other receivables	1,934	9,221
Total receivables from McEwen Copper Inc.	$14,270	$9,221
Less: current receivables	1,934	3,169
Non-current receivables from McEwen Copper Inc.	$12,336	$6,052

As at March 31, 2026, current receivables from McEwen Copper primarily comprised of charges for management, technical, legal, financial, administrative, geological and engineering services incurred by the Company and billed to McEwen Copper.

On February 6, 2026, the Company entered into a loan agreement with McEwen Copper in the amount of $13.6 million due on February 6, 2030. The loan consists of $6.1 million in previously advanced funds and $7.5 million in new advances. The loan bears interest at a rate of 12% per annum, payable monthly. In connection with the loan, McEwen Copper issued 203,280 warrants to the Company, which were measured at a fair value of $3.4 million at issuance and accounted for as a loan origination fee.

For the three months ended March 31, 2026, the Company recognized total interest income of $0.2 million related to this loan, reflecting an effective interest rate of 24%. Interest income consisted of $0.2 million of contractual interest and $36 thousand related to the amortization of the loan origination fee (three months ended March 31, 2025 – $nil).

On the same date, Minera Andes S.A., an Argentinian subsidiary of the Company entered into a loan agreement with Andes Corporation Minera S.A., an Argentinian subsidiary of McEwen Copper, in respect of $2.1 million in previously advanced funds. The loan is due on February 29, 2028, and bears interest at a rate of 12% per annum, payable monthly. For the three months ended March 31, 2026, the Company recognized interest income of $37 thousand, representing contractual interest (three months ended March 31, 2025 – $nil).

As of March 31, 2026, the total carrying value of McEwen Copper term debt was $12.3 million (March 31, 2025 – $nil).

Investments in related parties

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold, an affiliate of Robert R. McEwen, who owned approximately 32.5% of Canadian Gold Corp., and Ian Ball, a director of the Company, who serves as a consultant for Canadian Gold Corp. and served as its interim Chief Executive Officer from April 2023 to October 2023. For more information, refer to Note 5 Marketable Securities.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

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

● Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s Level 3 assets include investments in share purchase warrants of McEwen Copper with fair value determined using the Black-Scholes option pricing model and unobservable inputs. Significant unobservable inputs used in Level 3 fair value measurements developed internally by the Company as of March 31, 2026 included the estimated fair value of McEwen Copper shares of $35 per share.

The following table presents the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$9,499	$803	$3,240	$13,542

	Fair value as at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$18,766	$2,348	$—	$21,114

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

The following table presents the reconciliation for the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three months ended
March 31, 2026
Fair value, beginning of period	$—
Acquisitions	3,380
Total unrealized losses included in earnings:
Other income (expenses)	(140)
Fair value, end of period	$3,240

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at March 31, 2026, the Company had surety facilities in place to cover its bonding obligations, which include $35.8 million of bonding in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.6 million (C$18.9 million) of bonding in Canada with respect to the Fox Complex.

The terms of the facilities carry an average annual financing fee of 2.4% and require an average deposit of 7.2%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not fulfil its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at March 31, 2026, the Company recorded $4.4 million in restricted cash in non-current assets as a deposit against the surety facility (December 31, 2025 – $4.2 million).

Flow-through eligible expenses

On December 19, 2025, the Company completed a flow-through share issuance for gross proceeds of $5.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company expects to fulfill its CEE obligations from this offering by the end of 2026.

On January 22, 2026, and January 28, 2026, the Company completed flow-through share issuances for gross proceeds of $7.3 million and $8.1 million, respectively. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company has fulfilled its obligations related to the January 22, 2026, issuance and expects to meet the remaining CDE obligations by May 31, 2026.

Prepayment agreement

On February 10, 2025, the Company extended the existing precious metals purchase agreement with Auramet International LLC. Key terms of the agreement remained unchanged. Under this agreement, the Company may sell the gold and silver contained in doré bars produced at the Gold Bar Mine Complex, Fox Complex and El Gallo prior to the completion of refining on a Spot Basis, on a Forward Basis, on an In-Process Basis, and Prepayment Basis i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days prior to delivery; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three months ended March 31, 2026, the Company received net proceeds of $34.4 million from the sales on a Supplier Advance Basis (three months ended March 31, 2025 – $27.8 million). During the three months ended March 31, 2026, the Company recorded revenue of $32.6 million related to the gold sales (three months ended March 31, 2025 – $29.8 million) with the remaining $1.8 million representing 400 ounces pledged but not yet delivered to Auramet (March 31, 2025 – $1.5 million representing 500 ounces pledged but not yet delivered) recorded as a contract liability on the Consolidated Balance Sheets.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

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

NOTE 17 INCOME AND MINING TAXES

The Company’s income and mining tax recovery for the three months ended March 31, 2026, and 2025, consisted of the following:

	Three months ended March 31,
	2026	2025
Domestic	$202	$887
Foreign	296	951
Current tax expense	$498	$1,838

Domestic	$480	$—
Foreign	(1,152)	(2,917)
Deferred tax recovery	$(672)	$(2,917)
Total income and mining tax recovery	$(174)	$(1,079)

The income and mining tax recovery for the three months ended March 31, 2026, and 2025, varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions and the non-recognition of deferred tax assets.

For the three months ended March 31, 2026, and 2025, the Company used the annual effective tax rate method to calculate its tax provision. The tax provision also includes discrete adjustments including the amortization of the flow-through shares premium and changes to valuation allowances on various jurisdictions.

NOTE 18 CANADIAN GOLD CORP ACQUISITION

On January 5, 2026, the Company completed the acquisition of Canadian Gold, an exploration and production mine which has 100% interest in the Tartan Lake Gold Mine Project located in the province of Manitoba, Canada. The Company acquired 100% of Canadian Gold’s outstanding equity interests.

The Company accounted for the acquisition of Canadian Gold as an asset acquisition, according to ASC 805 – Business Combinations.

Consideration transferred to acquire Canadian Gold was measured at fair value. Pursuant to the Arrangement Agreement, the Company issued 2,943,766 common shares and 1,529,508 subscription receipts with a fair value of $87.7 million as part of the consideration. The Company’s previously held equity interest was measured at a fair value of $5.1 million and included in consideration.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The following tables summarize the purchase price and the estimated fair value of assets acquired and liabilities assumed on January 5, 2026:

Fair value
January 5, 2026
Purchase price:
Common shares	$57,698
Subscription receipts (Note 14)	29,978
Previously held equity interest	5,128
$92,804

Fair Value
January 5, 2026
Purchase price:
Cash and cash equivalents	$499
Accounts receivable	106
Prepaid and other current assets	20
Property, plant and equipment	39
Mineral property interests	115,136
Accounts payable and accrued liabilities	(539)
Deferred income tax liability	(22,457)
$92,804

NOTE 19 GENERAL AND ADMINISTRATIVE EXPENSES

The Company’s general and administrative expenses for the three months ended March 31, 2026, and 2025, consisted of the following:

	Three months ended March 31,
	2026	2025

Professional services	$5,358	$1,339
Salaries and benefits	1,229	1,023
Acquisition and financing costs	943	608
Legal fees	287	130
Other	1,647	877
	$9,464	$3,977
Less: debt issuance costs in general and administrative	—	(608)
Total general and administrative expenses	$9,464	$3,369

NOTE 20 SUBSEQUENT EVENT

Acquisition of Golden Lake Exploration Inc.

On April 30, 2026, the Company completed the acquisition of 100% of Golden Lake Exploration Inc.’s (“Golden Lake”) outstanding equity interests. Golden Lake is a mineral exploration company which has an option to purchase a 100% interest in the Jewel Ridge and Jewel Ridge West projects, which are located adjacent to the Company’s Windfall and Lookout Mountain properties.

Under the terms of the arrangement, each Golden Lake shareholder will receive 0.003876 common shares of the Company for each Golden Lake common share held. Management is currently finalizing its assessment of the accounting treatment of the transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen”, the “Company,” “we,” “our,” and “us” refer to McEwen Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three months ended March 31, 2026, and compares those to the results for the three months ended March 31, 2025. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”).

The discussion contains financial performance measures that are not prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP” or “GAAP”). Each of the following is a non-GAAP measure: cash costs, cash costs per ounce, all-in sustaining costs (“AISC”), all-in sustaining cost per ounce, adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), adjusted EBITDA per share, and average realized price per ounce. These non-GAAP measures are used by management in running the business and we believe they provide useful information that can be used by investors to evaluate our performance and our ability to generate cash flows. These measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP.

For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2026, and 2025 and to our Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, and certain limitations inherent in such measures, see discussion under “Non-GAAP Financial Performance Measures,” beginning on page 41.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended March 31, 2026, and 2025 are abbreviated as Q1/26 and Q1/25, respectively. Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 58:1 for Q1/26 and 90:1 for Q1/25, based on the average per ounce price of gold and silver during each period.

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

The Company owns 100% of the Froome mine and Stock mill in Ontario, Canada; 100% of the Tartan Mine Project in Manitoba, Canada; 100% of the Gold Bar Mine Complex in Nevada; 100% of El Gallo (previously known as the Fenix Project) in Sinaloa, Mexico; a 46.3% interest in McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina; a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina and 27% interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. In addition to the above, we hold interests in advanced-stage and exploration-stage projects in the United States, Canada, Mexico, and Argentina.

Q1/26 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q1/26 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On January 5, 2026, the Company completed the acquisition of Canadian Gold through a share-for-share transaction, issuing 2,943,766 common shares to Canadian Gold shareholders, other than the Company’s Chairman and Chief Executive Officer. In respect of his ownership interest, the Chairman and Chief Executive Officer received 1,529,508 subscription receipts, which are convertible into common shares subject to approval by the Company’s shareholders under applicable listing rules. If shareholder approval is not obtained, the subscription receipts will be settled in cash based on the fair value of the underlying shares at the transaction date, representing a potential cash obligation of approximately $30.0 million.

●	On January 22, 2026, the Company issued 350,000 flow-through common shares at approximately $20.90 per share for gross proceeds of $7.3 million. Subsequently, on January 28, 2026, the Company issued an additional 377,000 flow-through common shares at approximately $21.25 per share for gross proceeds of $8.0 million. Proceeds will be used for the development of the Stock project. The Company has fulfilled its obligations related to the January 22, 2026 issuance, and the remaining CDE commitments from the January 28, 2026 financing are expected to be completed by May 31, 2026.

●	On February 5, 2026, MSC paid a dividend of ARS $26.0 billion ($18.0 million) on a 100% basis, or ARS $12.7 billion ($8.8 million) attributable and paid to the Company.

●	On February 6, 2026, McEwen Copper entered into a loan agreement for an amount of up to $240.0 million which may be advanced in one or more tranches upon mutual agreement between McEwen Copper as the borrower, the Company as the agent, and a syndicate of lenders. Approximately $28.5 million of additional funding has been secured under this loan agreement to date, including $13.6 million from the Company. As part of the loan agreement, the Company also received 203,280 transferable warrants to purchase shares of McEwen Copper at $40 per share. The proceeds of the loans are to be used for general corporate purposes, working capital, costs associated with a going public transaction, and to advance the Los Azules Project toward a Final Investment Decision. Annual interest on the loan is 12%. Subsequent to Q1/26, related parties provided McEwen Copper with an additional $4.0 million under the agreement.

Subsequent Events

●	On April 30, 2026, the Company completed the acquisition of 100% of Golden Lake Exploration Inc.’s (“Golden Lake”) outstanding equity interests. Golden Lake is a mineral exploration company which has an option to purchase a 100% interest in the Jewel Ridge and Jewel Ridge West projects, which are located adjacent to the Company’s Windfall and Lookout Mountain properties. Under the terms of the arrangement, each Golden Lake shareholder will receive 0.003876 common shares of the Company for each Golden Lake common share held. Management is currently finalizing its assessment of the accounting treatment of the transaction.

Operational Highlights

●	Q1/26 consolidated production of 30,471 GEOs, including 14,582 attributable GEOs from the San José mine(1), compared to 24,132 GEOs produced in Q1/25 which included 10,924 attributable GEOs from the San José mine(1). We remain on track to deliver 2026 production guidance of 114,000 to 126,000 GEOs.

●	Q1/26 consolidated sales of 31,889 GEOs, including 16,137 attributable GEOs from the San José mine(1). This compares to 23,804 GEOs sold in Q1/25, including 10,769 attributable GEOs from the San José mine(1).

●	At the Fox Complex, we invested approximately $9.9 million in the Stock project during Q1/26, completing key infrastructure work. The project is on track to reaching pre-commercial production in Q4/26 with development efforts focused on prioritizing Stock East ventilation and haulage ramps. At Froome, we produced 5,784 GEOs during Q1/26, representing a 5% increase compared to 5,520 GEOs in Q1/25, and was a result of 43% and 41% higher mined and processed grades, respectively, compared to Q1/25. The Fox Complex expects to meet its annual production guidance of 16,000 to 19,000 GEOs.

●	At the Gold Bar Mine Complex, we produced 7,884 GEOs during Q1/26, representing a 3% increase compared to 7,688 GEOs in Q1/25. With increased mining rates planned for the remainder of the year, the Gold Bar Mine expects to meet its annual production guidance of 39,000 to 43,000 GEOs.

●	At the San José Mine, Q1/26 production of 14,582 GEOs(1) increased by 33% compared to 10,924 GEOs(1) during Q1/25. MSC’s Q1/26 production increased due to a 6% increase in gold recovery rates and a 3% increase in silver recovery rates. MSC remains on track to meet its annual production guidance of 59,000 to 64,000 GEOs(1).

●	We continued to meet safety expectations at our 100% owned operations. During Q1/26, we did not have any lost-time incidents at the Fox Complex, the Gold Bar Mine Complex, or El Gallo.

Financial Highlights

●	Q1/26 revenues of $74.0 million were recognized from the sale of 15,752 GEOs from our 100% owned operations at an average realized price(2) of $4,792 per GEO. This compares to Q1/25 revenues of $35.7 million from the sale of 13,036 GEOs at an average realized price of $2,803 per GEO.

●	We reported gross profit of $31.5 million in Q1/26 compared to $10.1 million in Q1/25. The change was primarily driven by a 21% increase in GEOs sold and a 71% increase in average realized price.

●	Net income for Q1/26 was $33.4 million, or $0.56 per share, compared to a net loss of $6.3 million for Q1/25, or $0.12 per share. The improvement was primarily driven by a $21.4 million increase in gross profit and a $38.4 million increase in income from equity method investments, partially offset by $11.0 million increase in other operating expenses and $8.3 million in other expenses including a $5.2 million loss from marketable securities.

●	Adjusted EBITDA(2) for Q1/26 was $44.8 million, or $0.76 per share, compared to Q1/25 adjusted EBITDA of $8.7 million, or $0.16 per share. Adjusted EBITDA excludes the impact of McEwen Copper and Paragon’s results and reflects the earnings of our operating properties, including the San José mine(1).

●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q1/26 were $2,365 and $3,148 respectively. as compared to annual guidance ranges of $2,200 to $2,400 and $2,650 to $2,850, respectively. The Company plans for a decrease in AISC over the remainder of the year as planned mine development costs wind down at Froome.

●	Gold Bar Mine Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q1/26 were $2,460 and $2,705, respectively, as compared to annual guidance of $2,250 to $2,450 and $2,350 to $2,550, respectively. Our 2026 mine plans include a gradual decrease in strip ratios and an increase in mined ore, resulting in lower total costs and increased production in remaining quarters. As a result, AISC is expected to decrease through the year.

●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q1/26 were $2,365 and $2,704, respectively, as compared to full year guidance of $2,000 to $2,200 and $2,300 to $2,500, respectively. Higher unit costs were primarily the result of 38% higher production costs driven by relative strength in the Argentine peso. As higher planned production is achieved through remaining quarters in 2026, we expect San José to decrease its unit costs.

Exploration Highlights

●	We completed 17,000 feet (5,200 meters) of drilling at our Grey Fox deposit during Q1/26 to support the development of a resource estimate. This estimate will form the basis of ongoing technical studies for a pre-feasibility report, scheduled for release in H1/26. Preliminary technical evaluations, including trade-off analyses and mine design studies, indicate that Grey Fox is a robust and economically resilient asset with an anticipated mine life capable of supporting the growth of the Fox Complex.

●	We incurred $3.1 million in exploration expenses at the Gold Bar Mine Complex during Q1/26, primarily to evaluate the resource potential of Windfall, Lookout Mountain, and the Gold Bar South targets, as well as to advance ongoing drilling at Trinity Ridge. At Windfall, drilling resumed in March, with one reverse circulation drill focused on defining mineralization to advance the target toward a potential resource. Planning was completed for drilling at Lookout Mountain to both expand the resource and convert inferred resources into indicated resources. This drilling program is expected to commence in Q2/26.

●	We incurred $1.0 million in exploration expenses at the Tartan Mine Project during Q1/26. The exploration expense was primarily incurred on drilling aiming to expand the high grade portion of the Main Zone along the western flank and for the preparation of a technical report summary supporting the mineral resource estimate.

(1) At our 49% attributable interest.

(2) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 41.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$74,049	$35,696
Production costs applicable to sales (1)	$(35,644)	$(19,605)
Gross profit (1)	$31,495	$10,070
Net income (loss)	$33,379	$(6,270)
Net income (loss) per share	$0.56	$(0.12)
Adjusted EBITDA (2)	$44,819	$8,709
Adjusted EBITDA per share (2)	$0.76	$0.16
Cash from (used) in operating activities	$12,103	$(1,932)
Additions to mineral property interests and plant and equipment	$16,885	$14,534

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 41.

	March 31, 2026	December 31, 2025

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$56,535	$51,015
Current assets	$109,819	$107,886
Current liabilities	$96,667	$63,809
Long-term debt	$123,367	$126,168

	Three months ended March 31,
	2026	2025

GEOs produced (1)	30,471	24,132
100% owned operations	15,889	13,208
San José mine (49% attributable)	14,582	10,924
GEOs sold (1)	31,889	23,804
100% owned operations	15,752	13,036
San José mine (49% attributable)	16,137	10,769
Average realized price ($/GEO) (2)(3)	$4,792	$2,803
P.M. Fix Gold ($/oz)	$4,873	$2,860
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$2,421	$1,504
San José mine (49% attributable)	$2,365	$2,575
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,887	$2,318
San José mine (49% attributable)	$2,704	$3,047
Gold : Silver ratio (1)	58:1	90 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 58 : 1 for Q1/26 and 90 : 1 for Q1/25.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 41.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: During Q1/26, revenue from our 100% owned operations increased by 107% to $74.0 million, from $35.7 million in Q1/25. This was primarily driven by a 21% increase in GEOs sold and a 71% increase in realized gold prices, from $2,803 per GEO in Q1/25 to $4,792 per GEO in Q1/26.

Production costs applicable to sales: During Q1/26, production costs applicable to sales increased by 82% to $35.6 million from $19.6 million in Q1/25. The increase was primarily driven by $10.3 million in higher operating costs at the Gold Bar Mine Complex due to costs associated with stripping activities at Pick III, which were previously capitalized in Q1/25 prior to reaching commercial production levels. At the Fox Complex, the increase in operating costs was primarily driven by an 11% increase in GEOs sold during the period along with higher waste tonnes mined as Froome reaches the end of its mine life.

Advanced project costs were $4.8 million in Q1/26, a $3.1 million increase compared to Q1/25. This increase was primarily attributable to the commencement of our Grey Fox project.

Exploration costs were $5.5 million in Q1/26, compared to $3.7 million in Q1/25. At the Fox Complex, $1.4 million was spent primarily on diamond drilling at the Gibson area of the Grey Fox project. At the Tartan Mine Project, $1.0 million was spent on drilling aimed to expand the Main Zone and for the preparation of a technical report summary. At the Gold Bar Mine Complex, $3.1 million was spent on infill drill programs for operational areas, as well as exploration drilling at the Windfall and Lookout Mountain projects.

Income from equity method investments: During Q1/26, we recorded an income of $30.3 million from its equity method investments, compared to a loss of $8.1 million in Q1/25. This amount represents the Company’s proportionate share of the results of MSC, McEwen Copper, and Paragon. Details of operating results of the Company’s equity method investees are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

General and administrative expenses: During Q1/26, we incurred $9.5 million in general and administrative expenses compared to $3.4 million in Q1/25. The increase was primarily attributable to a $4.0 million increase in fees paid for professional services, as well as $0.9 million higher acquisition and financing costs.

Interest and other finance expenses, net: Interest and other finance expenses totaled $1.5 million in Q1/26, a $0.2 million increase from $1.3 million in Q1/25. These changes reflect the increase in monthly interest payments on the Company’s higher outstanding debt.

Other income (expense): During Q1/26, we incurred $6.3 million in other expenses, compared to an income of $1.6 million in Q1/25. The $7.9 million decrease was primarily driven by unrealized losses on marketable securities.

Income and mining tax recovery: During Q1/26, the Company recorded an income tax recovery of $0.2 million, compared to a recovery of $1.1 million in Q1/25. The current period recovery primarily reflects flow-through share premium amortization of $0.8 million, partially offset by $0.5 million of deferred income and mining tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $5.7 million during Q1/26, from $55.3 million as at December 31, 2025, to $60.9 million as at March 31, 2026.

Cash provided by operating activities of $12.1 million during Q1/26 reflects the net income of $33.4 million for the period and $8.8 million in dividends received from MSC, adjusted for non-cash impacts, including net income from equity method investments of $30.3 million, depreciation, amortization, and depletion of $7.1 million, unrealized loss on marketable securities of $5.2 million, flow-through premium amortization of $0.8 million, and $14.2 million in changes in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $21.0 million during Q1/26 primarily consisted of cash additions to mineral property interests, plant and equipment of $14.6 million and a loan provided to McEwen Copper of $7.5 million, partially offset by cash provided by other investing activities of $1.0 million.

Cash provided by financing activities of $14.5 million during Q1/26 consisted of $14.8 million proceeds from issuance of flow through common shares partially offset by a $0.3 million repayment of finance lease obligations.

Working capital as at March 31, 2026, was $13.2 million, a $30.9 million decrease from $44.1 million as at December 31, 2025. The decrease in working capital was primarily driven by a $31.2 million increase in consideration payable for the Canadian Gold acquisition, a $7.6 million decrease in marketable securities, a $2.8 million increase in accounts payable, accrued liabilities, a $3.0 million increase in current portion of long-term debt, a $0.5 million increase in tax liabilities, partially offset by a $5.5 million increase in cash and cash equivalents, a $4.5 million increase in inventory, and a $5.7 million decrease in contract liability.

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

Gold Bar Mine Complex

The following table summarizes the operating and financial results for the Gold Bar Mine for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025

Operating Results
Mined mineralized material (kt)	625	451
Average grade (g/t Au)	0.59	0.81
Stacked mineralized material (kt)	637	468
Average grade (g/t Au)	0.68	0.79
Gold ounces:
Produced	7,882	7,686
Sold	7,876	7,935
Silver ounces:
Produced	130	138
Sold	58	—
GEOs:
Produced	7,884	7,688
Sold	7,877	7,935
Revenue from gold and silver sales, ($000s)	$37,717	$22,391
Cash costs (1), ($000s)	$19,379	$9,094
Cash costs per ounce ($/GEO sold) (1)	$2,460	$1,146
All‑in sustaining costs (1), ($000s)	$21,309	$17,436
AISC per ounce ($/GEO sold) (1)	$2,705	$2,197
Gold : Silver ratio	58:1	90 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 41.

Q1/26 compared to Q1/25

The Gold Bar Mine produced 7,884 GEOs in Q1/26, representing a 3% increase from 7,688 GEOs produced in Q1/25 driven by higher mined and stacked tonnes. Operational activities in Q1/26 focused on continued mining at the Pick III deposit, supported by definition drilling ahead of mining to optimize mine planning and confirm the updated mine model.

Revenue from gold and silver sales was $37.7 million in Q1/26, an increase from $22.4 million in Q1/25. The $15.3 million increase was primarily attributable to a higher average realized price of $4,792 per GEO in Q1/26, compared to $2,803 per GEO in Q1/25.

Production costs applicable to sales were $19.4 million in Q1/26, an increase of $10.3 million from $9.1 million in Q1/25. This increase was primarily driven by costs associated with stripping activities at Pick III, which were previously capitalized in Q1/25 prior to reaching commercial production levels.

Cash costs and AISC per GEO sold in Q1/26 were $2,460 and $2,705 respectively, compared to $1,146 and $2,197 in Q1/25, respectively. The increase in cash costs, and a corresponding increase in AISC, was primarily driven by higher mining costs at the Pick III deposit relative to Gold Bar South, which was mined in Q1/25.

Exploration Activities

During Q1/26, exploration activities were focused on Windfall and Lookout Mountain. The primary exploration activity consisted of drilling at Windfall which commenced in Q1/26 with a core drill for metallurgical sampling. The results will be used to help generate targets for 2026 exploration. Land Management activities are being performed to survey claims at Windfall and Lookout Mountain to define claim boundaries. In addition, an updated technical report incorporating the results of recent land management activities and updated geological and operational information is expected to be released in H2/26.

Canada Segment

The Canada segment is comprised of the Fox Complex, which currently includes our Froome underground gold mine (including the Froome West deposit); the Stock Mine (consisting of the West, East and Main zones); the Stock mill; the Grey Fox exploration project; and a number of exploration and other properties located near the city of Timmins, Ontario. The Canada segment also comprises of the Tartan Mine Project located in Flin Flon, Manitoba which is an exploration project within the Flin Flon Greenstone belt.

Fox Complex

The following table summarizes the operating and financial results for the Fox Complex for the three months ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025

Operating Results
Mined mineralized material (kt)	54	70
Average grade (g/t Au)	4.32	3.02
Processed mineralized material (kt)	64	64
Average grade (g/t Au)	4.24	3.00
Gold ounces:
Produced	5,762	5,512
Sold, excluding stream	5,315	4,730
Sold, stream	343	382
Sold, including stream	5,658	5,100
Silver ounces:
Produced	1,311	655
Sold	569	—
GEOs:
Produced	5,784	5,520
Sold, excluding stream	5,326	4,730
Sold	5,669	5,101
Revenue from gold and silver sales, ($000s)	$25,316	$13,305
Cash costs (1), ($000s)	$12,999	$10,511
Cash costs per ounce ($/GEO sold) (1)	$2,365	$2,061
All‑in sustaining costs (1), ($000s)	$17,307	$12,774
AISC per ounce ($/GEO sold) (1)	$3,148	$2,504
Gold : Silver ratio	58:1	90 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 41.

Stock Project

During Q1/26, the Company invested $9.9 million in the Stock project, with development activities progressed in line with the Company’s 2026 mine development plan. Activities during the period included upgrades to ventilation and air heating systems and enhancements to underground readiness. Site construction also progressed across key infrastructure, including shaft electrical power distribution, installation of automation and control systems, development of the Stock West and East haulage ramps, dewatering of the Stock mine shaft, and equipment selection for production and development activities. Pre-commercial production is expected to commence in Q4/26, with commercial production anticipated in Q2/27.

Q1/26 compared to Q1/25

The Fox Complex produced 5,784 GEOs from the Froome mine in Q1/26, reflecting a 5% increase from the 5,520 GEOs produced in Q1/25. The increase was driven by an optimized mine plan and higher mined and processed grades of approximately 40%. As of March 31, 2026, all development activities at Froome Main were completed in accordance with the mine plan, with production beginning in late Q3/26 for Froome West.

Revenue from gold sales was $25.3 million for Q1/26, compared to $13.3 million for Q1/25. This increase of 90% was primarily driven by a 71% increase in the average realized gold price, and an 11% increase in GEOs sold.

Production costs applicable to sales were $14.7 million in Q1/26, compared to $10.5 million in Q1/25, reflecting an 11% increase in GEOs sold and $1.7 million in higher costs associated with externally sourced material processed.

Cash costs and AISC per GEO sold were $2,365 and $3,148 for Q1/26, respectively, compared to $2,061 and $2,504 for Q1/25. The increase in unit costs was primarily driven by higher production costs discussed above, as well as a $2.0 million increase in sustaining mining development at Froome West.

Exploration Activities

We completed 18,700 feet (5,700 meters) of drilling at our Grey Fox deposit during Q1/26 at a cost of $1.4 million in exploration expenditures. This drilling was designed to support continued resource growth at Grey Fox post Pre-Feasibility Study which is anticipated to be published in Q2/26. Priority areas were the Gibson and Whiskey Jack zones which propose early mining horizons during the initial phases of the Grey Fox project.

Tartan Mine Project

The Tartan Mine Project is located in Flin Flon, Manitoba and was acquired as part of our Canadian Gold acquisition completed on January 5, 2026.

During Q1/26, a total of $1.0 million was incurred at the Tartan Mine Project to advance drilling, permitting, metallurgical testing to optimize both process plant designs and underground mine plans, and engineering studies.

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

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment consists of a 49% interest in the San José mine, located in Santa Cruz, Argentina. Hochschild is the majority owner and operator of the San José mine.

The following table sets out certain operating results for the San José mine for the three months ended March 31, 2026 and 2025 on a 100% basis:

	Three months ended March 31,
	2026	2025

Operating Results
San José Mine—100% basis
Stacked mineralized material (kt)	176	147
Average grade mined (g/t)
Gold	2.95	3.53
Silver	151	179
Processed mineralized material (kt)	181	153
Average grade processed (g/t)
Gold	3.57	3.53
Silver	143	181
Average recovery (%):
Gold	86.3	81.6
Silver	84.3	82.0
Gold ounces:
Produced	17,919	14,157
Sold	19,810	13,971
Silver ounces:
Produced	698,562	729,488
Sold	774,246	718,383
GEOs:
Produced	29,759	22,294
Sold	32,933	21,977
Revenue from gold and silver sales, ($000s)	$185,813	$71,903
Average realized price(1):
Gold ($/Au oz)	$5,394	$3,271
Silver ($/Ag oz)	$91.42	$36.47
Cash costs (1), ($000s)	$77,871	$56,588
Cash costs per ounce ($/GEO sold) (1)	$2,365	$2,575
All‑in sustaining costs (1), ($000s)	$89,039	$66,972
AISC per ounce sold ($/GEO) (1)	$2,704	$3,047
Gold : Silver ratio	58:1	90 : 1

(1) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 41.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q1/26 compared to Q1/25

On a 100% basis, the San José mine produced 29,759 GEOs in Q1/26, compared to 22,294 GEOs in Q1/25. The increase in Q1/26 was primarily due to a 20% increase in processed mineralized material and a more favorable gold-to-silver ratio of 58:1 compared to 90:1 in Q1/25.

Revenue from gold and silver sales was $185.5 million in Q1/26, compared to $71.9 million in Q1/25. This increase was primarily driven by 65% and 151% higher realized gold and silver prices, respectively, and a 60% increase in GEOs sold.

Production costs applicable to sales were $77.7 million in Q1/26, compared to $56.6 million in Q1/25. Cost increases during Q1/26 were largely attributable to high inflation in the Argentine market, which outpaced the government-controlled depreciation of the peso against the U.S. dollar. This resulted in higher real costs for expenses denominated in local currency.

Cash costs and AISC per GEO sold were $2,365 and $2,704 in Q1/26, respectively, compared to $2,575 and $3,047 in Q1/25. The decrease in both cash costs and AISC in Q1/26 was primarily due to a 50% increase in GEOs sold, partially offset by 38% higher production costs, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q1/26 resulted in an income of $32.7 million, compared to an income of $0.5 million in Q1/25. Despite higher than planned unit costs arising from negative macroeconomic factors, the metal price environment has allowed the operation to strengthen its liquidity, improving its working capital balance to $233.3 million as at March 31, 2026, compared to $182.8 million as of December 31, 2025.

MSC Dividend Distribution (49%)

We received $8.8 million in dividends from MSC for Q1/26 compared to $2.2 million in Q1/25. Further, the Company is expected to receive $10.0 million in each quarter for the remainder of 2026 from excess cash after considering reclamation and closure costs.

McEwen Copper Inc.

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

Los Azules, San Juan, Argentina

As of March 31, 2026, we own a 46.3% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. Including amounts spent by Minera Andes Inc. prior to 2012, and directly by McEwen Inc. prior to 2021, we have invested over $430 million in exploration expenditures to develop Los Azules as a world-class copper deposit.

In Q4/25, McEwen Copper achieved a key milestone by completing the Feasibility Study and associated reserve estimate for the project. The Feasibility Study established mineral reserves and resources, with proven and probable reserves totaling 10.2 billion pounds of copper based on a copper price of $4.25 per pound. Mineral resources, comprising 5.4 billion pounds of measured and indicated copper and 20.0 billion pounds of inferred copper, were estimated using a copper price of $4.80 per pound

Since 2021, McEwen Copper has been advancing Los Azules through significant additional drilling, numerous studies, social consultation, and permitting. Equipped with the results from the Feasibility Study and key government approvals, McEwen Copper will continue developing the Los Azules project in subsequent periods.

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

Cash costs consist of mining, processing, onsite general and administrative expenses, community and permitting costs related to current operations, royalty costs, refining and treatment charges (for both doré and concentrate products), sales costs, export taxes and operational stripping costs, but exclude depreciation and amortization (non-cash items). The sum of these costs is divided by the corresponding gold equivalent ounces sold to determine a per ounce amount.

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

The following is additional information regarding our all-in sustaining costs:

●	Sustaining operating costs represent expenditures incurred at current operations that are considered necessary to maintain current annual production at the mine site and include mine development costs and ongoing replacement of mine equipment and other capital facilities. Sustaining capital costs do not include the costs of expanding the project that would result in improved productivity of the existing asset, increased existing capacity or extended useful life.

●	Sustaining exploration and development costs include expenditures incurred to sustain current operations and to replace reserves and/or resources extracted as part of the ongoing production. Exploration activities performed near-mine (brownfield) or new exploration projects (greenfield) are classified as non-sustaining.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended March 31, 2026
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales	$19,379	$14,711	$34,090
Less: costs of externally sourced material processed	—	(1,712)	(1,712)
Production costs applicable to sales (100% owned)	19,379	12,999	32,378
In‑mine exploration	84	—	84
Capitalized mine development (sustaining)	—	4,274	4,274
Capital expenditures on plant and equipment (sustaining)	1,846	—	1,846
Sustaining leases	—	34	34
All‑in sustaining costs	$21,309	$17,307	$38,616
Ounces sold, including stream (GEO)	7,877	5,669	13,547
Less: ounces from externally sourced material processed (GEO)	—	(172)	(172)
Ounces sold from own production, including stream (GEO)	7,877	5,497	13,375
Cash cost per ounce sold ($/GEO)	$2,460	$2,365	$2,421
AISC per ounce sold ($/GEO)	$2,705	$3,148	$2,887

	Three months ended March 31, 2025
	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)
Production costs applicable to sales (100% owned)	$9,094	$10,511	$19,605
In‑mine exploration	67	—	67
Capitalized underground mine development (sustaining)	7,597	2,338	9,935
Capital expenditures on plant and equipment (sustaining)	665	—	665
Sustaining leases	13	(75)	(62)
All‑in sustaining costs	$17,436	$12,774	$30,210
Ounces sold, including stream (GEO)	7,935	5,101	13,036
Cash cost per ounce sold ($/GEO)	$1,146	$2,061	$1,504
AISC per ounce sold ($/GEO)	$2,197	$2,504	$2,318

	Three months ended March 31,
	2026	2025

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales	$77,871	$56,588
Site exploration expenses	4,341	1,397
Capitalized underground mine development (sustaining)	5,751	8,761
Less: Depreciation	(218)	(694)
Capital expenditures (sustaining)	1,294	920
All‑in sustaining costs	$89,039	$66,972
Ounces sold (GEO)	32,933	21,977
Cash cost per ounce sold ($/GEO)	$2,365	$2,575
AISC per ounce sold ($/GEO)	$2,704	$3,047

Adjusted EBITDA and adjusted EBITDA per share

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure and does not have any standardized meaning. We use adjusted EBITDA to evaluate our operating performance and ability to generate cash flow from our gold operations in production, including the San José mine; we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our precious metal operations and capital activities separately from our copper exploration operations. The most directly comparable measure prepared in accordance with GAAP is net income (loss) before income and mining taxes. Adjusted EBITDA is calculated by adding back McEwen Copper's and Paragon’s income or loss impacts on our consolidated income or loss before income and mining taxes.

The following tables present a reconciliation of adjusted EBITDA:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net income (loss) before income and mining taxes	$33,205	$(7,349)
Less:
Depreciation and depletion	7,077	6,171
Loss from investment in Paragon Advanced Labs Inc. (Note 9)	340	—
Loss from investment in McEwen Copper Inc. (Note 9)	2,074	8,578
Interest expense	2,124	1,309
Adjusted EBITDA	$44,819	$8,709
Weighted average shares outstanding (thousands)	59,112	53,270
Adjusted EBITDA per share	$0.76	$0.16

Average realized price per ounce

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

The following tables reconcile average realized prices to the most directly comparable U.S. GAAP measure, which is revenue from gold and silver sales.

	Three months ended March 31,
	2026	2025

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$74,049	$35,696
Less: revenue from gold sales, stream	212	231
Revenue from gold and silver sales, excluding stream	$73,837	$35,465
GEOs sold	15,752	13,036
Less: gold ounces sold, stream	343	382
GEOs sold, excluding stream	15,409	12,654
Average realized price per GEO sold, excluding stream	$4,792	$2,803

	Three months ended March 31,
	2026	2025

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$111,772	$45,701
Silver sales	74,041	26,202
Revenue from gold and silver sales	$185,813	$71,903
Less: commercial discounts	(8,185)	—
Revenue from gold and silver sales, excluding commercial discounts	177,628	—
Gold ounces sold	19,810	13,971
Silver ounces sold	774,246	718,383
GEOs sold	32,933	21,977
Average realized price per gold ounce sold	$5,394	$3,271
Average realized price per silver ounce sold	$91.42	$36.47
Average realized price per GEO sold	$5,642	$3,272

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

There have been no material changes in our critical accounting policies or estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “Annual Report”). For further details on the Company’s accounting policies and estimates, refer to the Form 10-K for the year ended December 31, 2025.

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

Included among the forward-looking statements and information that we may provide is production guidance. From time to time the Company provides guidance on operations, based on stand-alone budgets for each operating mine. In developing the mine production portion of the budget, we evaluate a number of factors and assumptions, which include, but are not limited to:

●	gold and silver price forecasts;
●	average gold and silver grade mined, using a resource model;
●	average grade processed by the crushing facility (Gold Bar Mine Complex) or milling facility (San José mine and Fox Complex);
●	expected tonnes moved and strip ratios;
●	available stockpile material (grades, tonnes, and accessibility);
●	estimates of in process inventory (either on the leach pad or plant for Gold Bar Mine Complex, or in the mill facility for the San José mine and the Fox Complex);
●	estimated leach recovery rates and leach cycle times (Gold Bar Mine Complex);
●	estimated mill recovery rates (San José mine and Fox Complex);
●	dilution of material processed;
●	internal and contractor equipment and labor availability; and
●	seasonal weather patterns.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

Important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in the “Risk Factors” section in our report on Form 10-K for the year ended December 31, 2025 and other reports filed with the SEC, and the following:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, equity price risks, commodity price fluctuations, credit risk, interest rate risk and inflationary risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.3% ownership in McEwen Copper as of March 31, 2026, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended March 31, 2026, the Canadian dollar and Mexican peso depreciated by 1.6% and 0.1%, respectively, while the Argentine peso appreciated by 5.5% against the U.S. dollar. In the same period of 2025, the Canadian dollar appreciated by 0.2% while the Mexican peso and Argentine peso depreciated by 1.0% and 3.9% respectively, against the U.S. dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $1.7 million (CAD $2.5 million) and $0.5 million (MXN $9.6 million), respectively, as at March 31, 2026. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation. Based on the marketable securities balance of $13.5 million as at March 31, 2026, a 1.0% change in fair value would result in a gain or loss of approximately $0.1 million.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $74.0 million for the three months ended March 31, 2026, a 10% change in the price of gold and silver would have had an impact of approximately $7.4 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At March 31, 2026, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of March 31, 2026, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at March 31, 2026, we have surety bonds of $49.4 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.4% of their value and require a deposit of 7.2% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that,as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended March 31, 2026, and through the date of filing of this report were previously reported in reports the Company has filed with the SEC.

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

Item 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

(c)	During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

3.1.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on July 7, 2025 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 10, 2025, File No. 001-33190).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 25, 2025, Exhibit 3.1, File No. 001-33190).
4.1	Form of 5.25% Convertible Senior Note due 2030 (incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 16, 2026, Exhibit 4.3, File No. 001-33190).
10.1

Loan Agreement between McEwen Inc., McEwen Copper Inc., and the Lenders, dated February 6, 2026 (Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 16, 2026, Exhibit 10.6, File No. 001-33190).

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Robert R. McEwen, Chief Executive Officer.
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Perry Ing, Chief Financial Officer.
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
95*	Mine safety disclosure.
101.SCH	Inline XRBL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN INC.

/s/ Robert R. McEwen
Date: May 6, 2026	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: May 6, 2026	By: Perry Ing,
Interim Chief Financial Officer