Form 10-K/A
period 2025-12-31
McEwen Inc.
filed 2026-06-24
CIK 314203

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

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. These financial statements shall be prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) or IFRS Accounting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). MSC met the significant subsidiary test described above for the Company’s fiscal years ending December 31, 2025, 2024 and 2023 and accordingly, the Company has included in this Amendment the required Statements of Financial Position as of December 31, 2025 and 2024, and the related Statements of Profit (Loss) and Other Comprehensive Income, Statements of Changes in Equity, and Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and the accompanying Notes to the Financial Statements of MSC, prepared in accordance with IFRS. We caution readers that the MSC financial results included in our Annual Report on Form 10-K are presented in accordance with US GAAP and may therefore differ from the MSC results presented as separate financial statements reported under IFRS.

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

19	Insider Trading Policy (Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 14, 2025, Exhibit 19, File No. 001-33190).
21*	List of subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.19+	Consent of Independent Auditors.
31.1+	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Robert R. McEwen, Chief Executive Officer.
31.2+	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Perry Ing, Chief Financial Officer.
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
95*	Mine safety disclosure.
99.1+	Audited Financial Statements of Minera Santa Cruz S.A for the years ended December 31, 2025, and 2024, with report of Independent Auditor.
101 SCH	Inline XRBL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*        Previously filed with the original Form 10-K on March 16, 2026, File No. 001-33190.

+        Furnished with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

McEWEN INC.

	By:	/s/ Perry Y. Ing
Dated: June 24, 2026		Perry Y. Ing, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4