Form 10-Q
period 2026-06-30
McEwen Inc.
filed 2026-08-05
CIK 314203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 61,358,566 shares of common stock outstanding.

McEWEN INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

McEWEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share, and shares)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from gold and silver sales	$59,234	$46,700	$133,283	$82,396
Production costs applicable to sales	(31,145)	(27,733)	(66,789)	(47,338)
Depreciation and depletion	(8,009)	(6,686)	(14,919)	(12,707)
Gross profit	20,080	12,281	51,575	22,351

OTHER OPERATING INCOME (EXPENSES):
Advanced projects	(3,363)	(895)	(8,142)	(2,579)
Exploration	(11,400)	(5,392)	(16,859)	(9,073)
General and administrative (Note 19)	(7,931)	(5,046)	(17,395)	(8,415)
Income (loss) from equity method investments (Note 9)	11,212	(3,382)	41,550	(11,450)
Depreciation	(178)	(167)	(345)	(317)
Reclamation and remediation	(715)	(774)	(1,437)	(1,532)
	(12,375)	(15,656)	(2,628)	(33,366)
Operating income (loss)	7,705	(3,375)	48,947	(11,015)

OTHER INCOME (EXPENSES):
Interest and other finance income	1,365	671	2,504	1,069
Interest and other finance expenses	(1,839)	(2,417)	(4,515)	(4,101)
Other income (expenses) (Note 3)	(1,441)	7,050	(7,941)	8,627
Total other income (expenses)	(1,915)	5,304	(9,952)	5,595
Income (loss) before income and mining taxes	5,790	1,929	38,995	(5,420)
Income and mining tax recovery (Note 17)	3,816	1,111	3,990	2,190
Net income (loss) after income and mining taxes	$9,606	$3,040	$42,985	$(3,230)

Net income (loss) per share (Note 13):
Basic	$0.16	$0.06	$0.72	$(0.06)
Diluted	$0.14	$0.06	$0.61	$(0.06)
Weighted average common shares outstanding (thousands) (Note 13):
Basic	59,998	53,968	59,694	53,623
Diluted	74,606	54,022	74,509	53,623

OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation adjustments (Note 9)	$(3)	$—	$21	$—
Comprehensive income (loss)	$9,603	$3,040	$43,006	$(3,230)

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars and shares)

	As at	As at
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$78,883	$51,015
Marketable securities (Note 5)	12,825	21,114
Receivables, prepaids and other current assets (Note 6)	7,848	5,752
Inventories (Note 7)	27,176	26,836
Due from McEwen Copper Inc. (Note 14)	3,003	3,169
Total current assets	129,735	107,886
Mineral property interests and plant and equipment, net (Note 8)	376,887	227,208
Equity method investments (Note 9)	411,759	428,641
Loan receivable from McEwen Copper Inc. (Note 14)	12,440	6,052
Deferred tax assets	22,612	25,591
Inventories (Note 7)	34,036	20,560
Restricted cash (Note 4)	4,637	4,246
Other assets	—	34
TOTAL ASSETS	$992,106	$820,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,324	$44,911
Long-term debt, current portion (Note 10)	6,000	—
Reclamation and remediation liabilities (Note 11)	6,808	6,473
Contract liability (Note 16)	8,050	7,549
Flow-through share premium (Note 12)	231	974
Tax liabilities	448	2,976
Lease liabilities	831	926
Total current liabilities	63,692	63,809
Long-term debt, net of issuance costs (Note 10)	120,572	126,168
Reclamation and remediation liabilities (Note 11)	39,379	39,384
Deferred tax liabilities	58,738	40,328
Lease liabilities	995	1,088
Other liabilities	2,094	3,204
Total liabilities	$285,470	$273,981

Shareholders’ equity:
Common shares: 59,744 as at June 30, 2026 (in thousands) (Note 12)	$1,906,616	$1,821,530
Common stock issuable (Note 18)	32,307	—
Accumulated deficit	(1,232,308)	(1,275,293)
Accumulated other comprehensive income	21	—
Total shareholders’ equity	706,636	546,237
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$992,106	$820,218

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock				Accumulated
	and Additional		Common		Other
	Paid-in Capital		Stock	Accumulated	Comprehensive
Three months ended June 30, 2025 and 2026	Shares	Amount	Issuable	Deficit	Income	Total
Balance, March 31, 2025	53,935	$1,795,834	$—	$(1,315,997)	$—	$479,837
Stock-based compensation	110	1,202	—	—	—	1,202
Shares issued for debt refinancing (Note 10)	53	400	—	—	—	400
Net income	—	—	—	3,040	—	3,040
Balance, June 30, 2025	54,098	$1,797,436	$—	$(1,312,957)	$—	$484,479

Balance, March 31, 2026	59,188	$1,893,850	$—	$(1,241,914)	$24	$651,960
Investment in Canadian Gold Corp. (Note 18)	—	—	32,307	—	—	32,307
Investment in Golden Lake Exploration Inc. (Note 18)	532	11,693	—	—	—	11,693
Stock-based compensation	21	1,050	—	—	—	1,050
Exercise of warrants	3	23	—	—	—	23
Net income	—	—	—	9,606	—	9,606
Change in foreign currency translation adjustments (Note 9)	—	—	—	—	(3)	(3)
Balance, June 30, 2026	59,744	$1,906,616	$32,307	$(1,232,308)	$21	$706,636

	Common Stock				Accumulated
	and Additional		Common		Other
	Paid-in Capital		Stock	Accumulated	Comprehensive
Six months ended June 30, 2025 and 2026	Shares	Amount	Issuable	Deficit	Income	Total
Balance, December 31, 2024	53,054	$1,804,702	—	$(1,309,727)	$—	$494,975
Stock-based compensation	123	1,380	—	—	—	1,380
Investment in Goliath Resources Limited (Note 5)	868	6,068	—	—	—	6,068
Purchase of capped call options (Note 10)	—	(15,114)	—	—	—	(15,114)
Shares issued for debt refinancing (Note 10)	53	400	—	—	—	400
Net loss	—	—	—	(3,230)	—	(3,230)
Balance, June 30, 2025	54,098	$1,797,436	—	$(1,312,957)	$—	$484,479

Balance, December 31, 2025	55,517	$1,821,530	—	$(1,275,293)	$—	$546,237
Investment in Canadian Gold Corp. (Note 18)	2,944	57,698	32,307	—	—	90,005
Investment in Golden Lake Exploration Inc. (Note 18)	532	11,693	—	—	—	11,693
Sales of flow-through shares (Note 12)	727	13,738	—	—	—	13,738
Stock-based compensation	21	1,934	—	—	—	1,934
Exercise of warrants	3	23	—	—	—	23
Net income	—	—	—	42,985	—	42,985
Change in foreign currency translation adjustments (Note 9)	—	—	—	—	21	21
Balance, June 30, 2026	59,744	$1,906,616	32,307	$(1,232,308)	$21	$706,636

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$42,985	$(3,230)
Adjustments to reconcile net income (loss) from operating activities:
(Income) loss from equity method investments (Note 9)	(41,550)	11,450
Dividends received from Minera Santa Cruz S.A. (Note 9)	58,283	—
Depreciation, amortization and depletion	15,264	13,024
Loss (gain) on marketable securities (Note 5)	5,906	(6,453)
Reclamation accretion and adjustments to estimate	636	2,449
Deferred income and mining tax recovery (Note 17)	(1,276)	(2,267)
Flow-through premium amortization (Note 12)	(1,835)	(3,554)
Loss on revaluation of consideration payable for Canadian Gold Corp. acquisition (Note 14)	2,382	—
Other	1,392	(1,373)
Changes in non-cash working capital items:
Change in inventories	(13,344)	(13,170)
Change in other assets related to operations	(3,653)	(1,117)
Change in accounts payable and accrued liabilities	(2,498)	5,457
Change in contract liability	501	(3,544)
Change in other liabilities related to operations	(4,869)	874
Cash provided by (used in) operating activities	$58,324	$(1,454)

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(39,849)	$(24,183)
Loan receivable from McEwen Copper Inc. (Note 14)	(7,500)	(5,056)
Other	1,696	417
Cash used in investing activities	$(45,653)	$(28,822)

Cash flows from financing activities:
Issuance of flow-through common shares, net of issuance costs (Note 12)	$14,831	$—
Proceeds from senior convertible notes (Note 10)	—	110,000
Purchase of capped call options (Note 10)	—	(15,114)
Convertible notes financing costs (Note 10)	—	(4,123)
Principal repayment on long-term debt (Note 10)	—	(20,000)
Proceeds from exercise of stock options and warrants	233	—
Payment of finance lease obligations	(558)	(513)
Cash provided by financing activities	$14,506	$70,250
Effect of exchange rate change on cash and cash equivalents	1,082	112
Increase in cash, cash equivalents and restricted cash	28,259	40,086
Cash, cash equivalents and restricted cash, beginning of period	55,261	17,464
Cash, cash equivalents and restricted cash, end of period	$83,520	$57,550

Supplemental disclosure of cash flow information:
Cash received (paid) during the period:
Interest paid	$(3,854)	$(1,143)
Interest received	$1,082	$693
Taxes paid	$(1,750)	$(1,940)
Non-cash investing activities:
Properties, plants, equipment and mineral property additions in accounts payable and accrued liabilities	$4,661	$—
Receipt of warrants in connection with loan to McEwen Copper Inc. (Note 14)	$3,380	$—

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

The Company owns a 100% interest in the Gold Bar Mine Complex in Nevada, United States, the Fox Complex in Ontario, Canada, the Tartan Mine project in Manitoba, Canada, the El Gallo Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As of June 30, 2026, the Company also owns a 46.3% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. and a 26.9% interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. The Company reports its investments in McEwen Copper, MSC and Paragon under the equity method of accounting.

The interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the interim consolidated financial statements are adequate and not misleading. Therefore, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2025.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) for the three and six months ended June 30, 2026, and 2025, the unaudited Consolidated Balance Sheet as at June 30, 2026 and December 31, 2025, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026, and 2025, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method. Certain prior period amounts have been reclassified for consistency with the current period presentation in the unaudited Consolidated Statements of Cash Flows. The reclassifications had no impact on reported results.

References to “CAD” refers to Canadian Dollar, “USD” refers to United States Dollar, “MXN” refers to Mexican Peso, and “ARS” refers to Argentine Peso.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

	Gold Bar	Fox	Tartan	El Gallo	MSC	McEwen	Total
Three months ended June 30, 2026	Mine Complex	Complex	Lake (7)			Copper
Revenue from gold and silver sales	$26,015	$28,867	$—	$4,352	$—	$—	$59,234
Production costs applicable to sales (1)	(15,871)	(14,232)	—	(1,042)	—	—	(31,145)
Depreciation and depletion (1)	(1,578)	(6,431)	—	—	—	—	(8,009)
Gross profit	8,566	8,204	—	3,310	—	—	20,080

Advanced projects (1)	—	(491)	—	(2,872)	—	—	(3,363)
Exploration (1)	(6,507)	(2,570)	(2,323)	—	—	—	(11,400)
Income (loss) from equity method investments (2)	—	—	—	—	17,306	(5,434)	11,872
Other segment items (3)	(1,591)	(1,066)	34	(151)	—	—	(2,774)
Segment profit (loss)	$468	$4,077	$(2,289)	$287	$17,306	$(5,434)	$14,415

Unallocated amounts:

Loss from equity method investment (4)							(669)
General and administrative (5)							(5,285)
Depreciation (6)							(123)
Interest and other finance expenses, net							(383)
Other expense							(2,165)
Loss before income and mining taxes							$5,790

Capital expenditures	$3,294	$17,595	$—	$169	$—	$—	$21,058

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	Gold Bar	Fox	Tartan	El Gallo	MSC	McEwen	Total
Six months ended June 30, 2026	Mine Complex	Complex	Lake (7)			Copper
Revenue from gold and silver sales	$63,732	$54,183	$—	$15,368	$—	$—	$133,283
Production costs applicable to sales (1)	(35,250)	(28,943)	—	(2,596)	—	—	(66,789)
Depreciation and depletion (1)	(3,891)	(11,028)	—	—	—	—	(14,919)
Gross profit	24,591	14,212	—	12,772	—	—	51,575

Advanced projects (1)	—	(1,616)	—	(6,526)	—	—	(8,142)
Exploration (1)	(9,648)	(3,955)	(3,256)	—	—	—	(16,859)
Income (loss) from equity method investments (2)	—	—	—	—	50,057	(7,508)	42,549
Other segment items (3)	(3,726)	(3,092)	(42)	(238)	—	—	(7,098)
Segment profit (loss)	$11,217	$5,549	$(3,298)	$6,008	$50,057	$(7,508)	$62,025

Unallocated amounts:

Dilution gain from investments in McEwen Copper Inc. (Note 9)							(1,170)
General and administrative (4)							(10,886)
Depreciation (5)							(237)
Interest and other finance expense, net							(1,972)
Other expense							(8,765)
Income before income and mining taxes							$38,995

Capital expenditures	$5,369	$32,306	$—	$268	$—	$—	$37,943

	Gold Bar	Fox	Tartan	El Gallo	MSC	McEwen	Total
Three months ended June 30, 2025	Mine Complex	Complex	Lake (7)			Copper
Revenue from gold and silver sales	$27,523	$19,177	$—	$—	$—	$—	$46,700
Production costs applicable to sales (1)	(14,020)	(13,713)	—	—	—	—	(27,733)
Depreciation and depletion (1)	(1,137)	(5,549)	—	—	—	—	(6,686)
Gross profit (loss)	12,366	(85)	—	—	—	—	12,281

Advanced projects (1)	—	—	—	(895)	—	—	(895)
Exploration (1)	(2,529)	(2,863)	—	—	—	—	(5,392)
Income (loss) from equity method investments (2)	—	—	—	—	3,596	(6,978)	(3,382)
Other segment items (3)	(418)	(1,406)	—	(1,680)	—	—	(3,504)
Segment profit (loss)	$9,419	$(4,354)	$—	$(2,575)	$3,596	$(6,978)	$(892)

Unallocated amounts:

General and administrative (5)							(3,998)
Depreciation (6)							(111)
Interest and other finance expenses, net							(1,414)
Other income							8,344
Income before income and mining taxes							$1,929

Capital expenditures	$870	$8,758	$—	$21	$—	$—	$9,649

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	Gold Bar	Fox	Tartan	El Gallo	MSC	McEwen	Total
Six months ended June 30, 2025	Mine Complex	Complex	Lake (7)			Copper
Revenue from gold and silver sales	$49,913	$32,483	$—	$—	$—	$—	$82,396
Production costs applicable to sales (1)	(23,113)	(24,225)	—	—	—	—	(47,338)
Depreciation and depletion (1)	(2,315)	(10,392)	—	—	—	—	(12,707)
Gross profit	24,485	(2,134)	—	—	—	—	22,351

Advanced projects (1)	—	—	—	(2,579)	—	—	(2,579)
Exploration (1)	(3,950)	(5,123)	—	—	—	—	(9,073)
Income (loss) from equity method investments (2)	—	—	—	—	4,106	(15,556)	(11,450)
Other segment items (3)	(836)	(1,753)	—	(2,611)	—	—	(5,200)
Segment profit (loss)	$19,699	$(9,010)	$—	$(5,190)	$4,106	$(15,556)	$(5,951)

Unallocated amounts:

General and administrative (4)							(6,408)
Depreciation (5)							(221)
Interest and other finance expense, net							(2,724)
Other income							9,884
Loss before income and mining taxes							$(5,420)

Capital expenditures	$9,133	$15,012	$—	$38	$—	$—	$24,183

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of McEwen Copper and MSC on a 100% basis are presented in Note 9 – Equity Method Investments.
(3)	Other segment items include:
a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Accretion expense
d.	Interest and other (income) expenses
e.	Foreign currency loss (gain)
(4)	Operating results of Paragon on a 100% basis are presented in Note 9 – Equity Method Investments.
(5)	General and administrative expenses are comprised primarily of corporate expenses not attributable to any reporting segment.
(6)	Depreciation is attributable to the corporate assets and other non-productive assets.
(7)	Tartan Lake is a newly identified segment resulting from the acquisition of Canadian Gold Corp. (“Canadian Gold”), refer to Note 18 – Asset Acquisitions.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	June 30,	December 31,	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2026	2025
USA	$141,123	$114,644	$26,015	$27,523	$63,732	$49,913
Canada (2)	260,988	125,364	28,867	19,177	54,183	32,483
Mexico	26,017	25,759	4,352	—	15,368	—
Argentina (3)(4)	399,191	414,922	—	—	—	—
Total consolidated	$827,319	$680,689	$59,234	$46,700	$133,283	$82,396
(1)	Presented based on the location from which the precious metals originated.
(2)	Includes investment in Paragon Advanced Labs Inc. of $12.6 million (December 31, 2025 – $13.7 million).
(3)	Includes investment in MSC of $132.5 million (December 31, 2025 – $140.7 million) and investment in McEwen Copper of $266.7 million (December 31, 2025 – $274.2 million).
(4)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 – Equity Method Investments.

NOTE 3 OTHER INCOME (EXPENSES)

The following is a summary of other income (expenses) for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Unrealized and realized gain (loss) on investments	$(717)	$4,715	$(5,906)	$6,450
Other income (expenses)	(724)	2,335	(2,035)	2,177
Total other income (expenses)	$(1,441)	$7,050	$(7,941)	$8,627

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a breakdown of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$78,883	$51,015
Restricted cash in non-current assets	4,637	4,246
Total cash and cash equivalents and restricted cash	$83,520	$55,261

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the six months ended June 30, 2026, and 2025:

	As at	Additions/	Disposals/	Loss on	As at
	December 31,	transfers during	transfers during	securities	June 30,
	2025	period	period	held	2026
Equity securities	$18,766	$—	$(5,763)	$(4,367)	$8,636
Warrants	2,348	3,380	—	(1,539)	4,189
Total marketable securities	$21,114	$3,380	$(5,763)	$(5,906)	$12,825

	As at	Additions/	Disposals/	Gain on	As at
	December 31,	transfers during	transfers during	securities	June 30,
	2024	period	period	held	2025
Marketable securities	$1,206	$7,463	$(168)	$5,386	$13,887
Warrants	411	982	(380)	1,067	2,080
Total marketable securities	$1,617	8,445	(548)	6,453	15,967

On March 10, 2025, the Company acquired 5,181,347 units of Goliath Resources Limited (TSX-V: GOT) (“Goliath Resources”) in exchange for 868,056 common shares of the Company. Each unit consists of one common share and one-half of one warrant. Each whole warrant entitles the Company to purchase one common share of Goliath Resources at a price of C$2.50 for a period of twelve months following the closing of the offering, expiring on March 10, 2026. Following the closing, as at March 10, 2025, the Company held an approximate 4% ownership interest in Goliath Resources. The Company recognized a day-one gain of $0.9 million on the difference between the transaction price and fair value of units received. The warrants expired unexercised on March 10, 2026, resulting in the recognition of a loss of $0.5 million during the three-month period ended March 31, 2026.

On March 27, 2025, the Company participated in two private placement offerings by Canadian Gold (TSX-V: CGC), acquiring 8,823,529 common shares and 2,941,176 units for a total investment of $1.4 million. Each unit consists of one common share and one non-transferable share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of C$0.22 per share up to March 27, 2026. Following the closing, as at March 27, 2025, the Company held an approximate 6% ownership interest in Canadian Gold. The Company recognized a day-one gain of $0.5 million on the difference between the transaction price and fair value of units received. The warrants expired unexercised upon acquisition of Canadian Gold on January 5, 2026, resulting in the recognition of a loss of $0.7 million during the three-month period ended March 31, 2026.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Government sales tax receivable	$3,648	$3,071
Prepaids and other assets	4,200	2,681
Receivables, prepaids and other current assets	$7,848	$5,752

NOTE 7 INVENTORIES

Inventories as at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
Material on leach pads	$44,864	$31,390
In-process inventory	4,508	5,105
Stockpiles	2,139	3,026
Precious metals	566	412
Materials and supplies	9,135	7,463
	$61,212	$47,396
Less: long-term portion	(34,036)	(20,560)
Current portion	$27,176	$26,836

The Company did not have any inventory write-downs during the six months ended June 30, 2026, and 2025.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the Regulation S-K 1300 requirements of the SEC. If proven and probable reserves or economically viable deposits exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units-of-production method upon commencement of production. The Company’s Gold Bar Mine Complex, San José and Los Azules properties have proven and probable reserves estimated in accordance with Regulation S-K 1300. The mineral properties associated with the Fox Complex include the Froome and Black Fox mines, the Grey Fox deposit, and the Stock property. The Fox Complex is depleted and depreciated using the units-of-production method over the estimated production for the remaining life of the mine, as the project does not have proven and probable reserves that conform to the guidance under Regulation S-K 1300.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the six months ended June 30, 2026, no indicators of impairment were noted for any of the Company’s mineral property interests.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 9 EQUITY METHOD INVESTMENTS

The Company accounts for investments over which it exerts significant influence, but does not control through majority ownership using the equity method of accounting. In applying the equity method of accounting to the Company’s investments in McEwen Copper, Paragon and MSC, the financial statements of Paragon and MSC, which are originally prepared in accordance with IFRS Accounting Standards as issued by the International Accounting Standards Board, have been adjusted to conform with U.S. GAAP.

A reconciliation of the Company’s equity method investments as at June 30, 2026, and December 31, 2025, is as follows:

	June 30, 2026	December 31, 2025
Investment in McEwen Copper Inc.	$266,681	$274,189
Investment in Minera Santa Cruz S.A.	132,507	140,733
Investment in Paragon Advanced Labs Inc.	12,571	13,719
Total equity method investments	$411,759	$428,641

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three and six months ended June 30, 2026, and 2025, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
McEwen Copper (100%)
Advanced projects	$—	$(12,236)	$—	$(33,507)
Other expenses	(6,416)	(1,548)	(9,316)	(2,645)
Foreign exchange gain (loss)	(35)	(861)	142	(870)
Interest and other income (expenses) (1)	(1,343)	(381)	(3,063)	3,525
Loss before tax	$(7,794)	$(15,026)	$(12,237)	$(33,497)
Income tax expense	(3,879)	—	(3,879)	—
Net loss	$(11,673)	$(15,026)	$(16,116)	$(33,497)

Portion attributable to McEwen Inc.
Net loss	$(5,405)	$(6,978)	$(7,462)	$(15,556)
McEwen Inc.'s portion of interest capitalized	(29)	—	(46)	—
Loss from investment in McEwen Copper	$(5,434)	$(6,978)	$(7,508)	$(15,556)

(1) Interest and other income (expenses) include interest on term debt and finance-related income and expenses.

Changes in the Company’s investment in McEwen Copper for the six months ended June 30, 2026, and for the year ended December 31, 2025, are as follows:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Investment, beginning of period	$274,189	$298,947
Dilution gain	—	789
Attributable net loss from McEwen Copper	(7,508)	(25,547)
Investment, end of period	$266,681	$274,189

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of McEwen Copper as at June 30, 2026, and December 31, 2025, is as follows:

As at	June 30, 2026	December 31, 2025
Current assets	$46,513	$7,089
Total assets	$272,686	$203,277

Current liabilities	$(20,552)	$(11,365)
Total liabilities	$(106,612)	$(41,759)

As at June 30, 2026, the Company's investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.1 million. This basis difference is attributable to equity method goodwill and not amortized.

Equity method investment in MSC

A summary of the operating results for MSC for the three and six months ended June 30, 2026, and 2025, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$133,409	$94,886	$319,222	$166,789
Production costs applicable to sales	(77,036)	(63,603)	(154,691)	(120,191)
Depreciation and depletion	(8,031)	(10,612)	(15,927)	(21,222)
Gross profit	48,342	20,671	148,604	25,376
Exploration	(5,716)	(2,915)	(10,057)	(5,215)
Other expenses (1)	(4,459)	(4,521)	(1,859)	(3,695)
Income before tax	$38,167	$13,235	$136,688	$16,466
Current and deferred income tax expense	(2,488)	(4,850)	(33,759)	(5,891)
Net income	$35,679	$8,385	$102,929	$10,575

Portion attributable to McEwen Inc.
Net income	$17,483	$4,109	$50,435	$5,182
Amortization of fair value increments	(181)	(523)	(380)	(1,091)
Income tax recovery	4	10	2	15
Income from investment in MSC, net of amortization	$17,306	$3,596	$50,057	$4,106

(1) Other expense includes foreign exchange gains and losses, accretion of asset retirement obligations, and other finance-related expense.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in MSC for the six months ended June 30, 2026, and for the year ended December 31, 2025, are as follows:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Investment, beginning of period	$140,733	$101,854
Attributable net income from MSC	50,435	43,256
Amortization of fair value increments	(380)	(2,160)
Income tax recovery	2	29
Dividend distribution received	(58,283)	(2,246)
Investment, end of period	$132,507	$140,733

A summary of the key assets and liabilities of MSC as at June 30, 2026, and December 31, 2025, is as follows:

As at	June 30, 2026	December 31, 2025
Current assets	$244,880	$290,704
Total assets	$332,004	$372,994

Current liabilities	$(76,825)	$(107,930)
Total liabilities	$(120,698)	$(145,761)

As at June 30, 2026, the Company’s investment in MSC exceeded its proportionate share of the underlying net assets by $28.8 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit-of-production basis.

Equity method Investment in Paragon

On December 9, 2025, the Company completed the transaction to acquire 27.3% equity interest in Paragon, a provider of advanced analytical services to the mining industry. The transaction involved a share exchange in which the Company acquired a total of 8,742,880 Paragon shares in exchange for 709,992 common shares of the Company. The total fair value of the transaction was $13.7 million, based on the Company's closing share price of $19.35 per share on December 9, 2025.

Subsequent to the acquisition, on December 15, 2025, an existing shareholder exercised 400,000 warrants to acquire an equivalent number of common shares of Paragon. As a result, the Company’s ownership in Paragon decreased from 27.3% to 27.0%. This reduction in ownership is accounted for as a notional disposition of shares, resulting in a $0.2 million dilution loss.

Due to the timing of the availability of financial information, the Company recognizes its share of the earnings of Paragon on a three-month lag basis. The Company monitors the investee for material intervening events and concluded that no material adjustments were necessary for the six months ended June 30, 2026.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the operating results for Paragon for the three months ended March 31, 2026, and for the period from December 5, 2025, to March 31, 2026, is as follows:

	Three months ended March 31,		Period ended March 31,
	2026	2025	2026	2025
Paragon (100%)
Revenue	$1,608	$—	$1,920	$—
Production costs applicable to sales	(1,804)	—	(2,395)	—
Gross loss	(196)	—	(475)	—
Operating expense	(2,701)	—	(3,450)	—
Other expense	452	—	221	—
Net loss	(2,445)	—	(3,704)	—
Change in foreign currency translation adjustments	(12)	—	78	—
Net comprehensive loss for the year	$(2,457)	$—	$(3,625)	$—

Portion attributable to McEwen Inc.
Net loss	$(660)	$—	$(999)	$—
Attributable change in foreign currency translation adjustments	(3)	—	21	—
Comprehensive loss from investment in Paragon	$(663)	$—	$(978)	$—

Changes in the Company’s investment in Paragon for the six months ended June 30, 2026, and December 31, 2025, are as follows:

	Six months ended	Period ended
	June 30, 2026	December 31, 2025
Investment, beginning of period	$13,719	$—
Investment in Paragon	—	13,719
Net loss attributable to McEwen Inc.	(999)	—
Dilution loss	(170)	—
Change in foreign currency translation adjustments	21	—
Investment, end of period	$12,571	$13,719

A summary of the key assets and liabilities of Paragon as at June 30, 2026, and December 31, 2025, is as follows:

As at	June 30, 2026	December 31, 2025
Current assets	$6,004	$6,328
Total assets	$34,519	$35,622

Current liabilities	$(12,675)	$(10,642)
Total liabilities	$(34,377)	$(33,050)

As at June 30, 2026, the Company’s investment in Paragon exceeded its proportionate share of the underlying net assets by $12.5 million.This basis difference is attributable to equity-method goodwill and is not amortized.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 10 DEBT

A reconciliation of the Company’s long-term debt as at June 30, 2026, and December 31, 2025, is as follows:

	June 30, 2026	December 31, 2025
Convertible senior unsecured notes due 2030	$110,000	$110,000
Term loan facility	20,000	20,000
Debt issuance cost	(3,428)	(3,832)
	$126,572	$126,168
Less: current maturities of debt	6,000	—
Long-term debt	$120,572	$126,168

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

Total interest expense related to the term loan for the three and six months ended June 30, 2026, was $0.5 million and $1.0 million, respectively, at an effective interest rate of 11.16%. This included $0.5 million and $1.0 million, respectively, in interest at the contractual coupon rate of 9.75% and $35 thousand and $69 thousand, respectively, related to the amortization of the debt issuance costs. For the three and six months ended June 30, 2025, total interest expense related to the term loan was $0.5 million and $1.3 million, respectively, at an effective interest rate of 11.16% and was comprised of $0.5 million and $1.3 million, respectively, in interest at the contractual coupon rate of 9.75% and $32 thousand and $45 thousand, respectively, related to the amortization of the debt issuance costs.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

The Indenture contains other customary terms and covenants, including certain events of default. The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the three and six months ended June 30, 2026 was $1.6 million and $3.2 million, respectively, at an effective interest rate of 6.33%, and was comprised of $1.5 million and $2.9 million, respectively, related to the contractual interest coupon and $0.1 million and $0.3 million, respectively, related to the amortization of the debt issuance costs. For the three and six months ended June 30, 2025, total interest expense related to the Convertible Notes was $1.6 million and $2.5 million, respectively, at an effective interest rate of 6.33% and was comprised of $1.4 million and $2.3 million, respectively, related to the contractual interest coupon and $0.1 million and $0.2 million, respectively, related to the amortization of the debt issuance costs.

As of June 30, 2026, the Convertible Notes have a net carrying amount of $106.8 million and an estimated fair value of $211.6 million. The fair value is based on Level 1 quoted prices.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Capped call transactions

In connection with the offering of the Convertible Notes, the Company used approximately $15.1 million of the net proceeds from the offering of the Convertible Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap of $17.3. The Capped Call Transactions are separate transactions entered into by the Company and are not part of the terms of the Convertible Notes.

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

NOTE 11 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at June 30, 2026, the reclamation and remediation liability balances at the properties subject to these obligations were $21.6 million at the Gold Bar, Tonkin, Lookout Mountain and Golden Lake properties in Nevada, $18.3 million at the Fox Complex and $6.8 million at the El Gallo mine in Mexico (December 31, 2025 – $20.8 million, $18.6 million and $6.4 million, respectively).

A reconciliation of the Company’s reclamation and remediation liabilities for the six months ended June 30, 2026, and for the year ended December 31, 2025, is as follows:

	June 30, 2026	December 31, 2025
Reclamation and remediation liabilities, beginning balance	$45,857	$46,063
Acquisitions and divestitures	146	—
Settlements	(1,227)	(2,705)
Accretion of liability	1,437	3,019
Revisions to estimates and discount rate	774	(1,364)
Foreign exchange revaluation	(800)	844
Reclamation and remediation liabilities, ending balance	$46,187	$45,857
Less: current portion	6,808	6,473
Long-term portion	$39,379	$39,384

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As of June 30, 2026, the Company incurred a total of $3.9 million in eligible CEE. The remaining CEE commitments from the most recent raise in December 2025 are expected to be fulfilled by the end of 2026.

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

On January 28, 2026, the Company issued 377,000 flow-through common shares priced at $21.55 per share for gross proceeds of $8.1 million. Proceeds from the CDE offering are expected to be used for the ongoing exploration and development of the Grey Fox properties. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $7.8 million were allocated between the sale of tax benefits in the amount of $0.6 million and sale of common shares in the amount of $7.2 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). The Company has fulfilled its obligations related to the January 22 and January 28, 2026 issuances.

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

Investments in Canadian Gold Corp.

On January 5, 2026, the Company completed the acquisition of Canadian Gold by acquiring all issued and outstanding common shares. Pursuant to an Arrangement Agreement, the Company issued 2,943,776 common shares at a deemed price of $19.60 per share, for the consideration of $57.7 million. The number of instruments issued was determined based on an exchange ratio of 0.0225 applied to Canadian Gold shares outstanding. Additionaly, the consideration for the acquisition included 1,529,508 subscription receipts with a fair value of $30.0 million, the issuance of which was contingent upon shareholder approval. Following approval by the Company’s disinterested shareholders at the Annual Meeting of Shareholders held on June 4, 2026, the subscription receipts were converted into common shares, which were issued subsequent to June 30, 2026. Refer to Note 14 Related Party Transactions and Note 18 – Asset Acquisitions for additional details.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Investments in Golden Lake Exploration Inc. (“Golden Lake”).

On April 30, 2026, the Company completed the acquisition of Golden Lake by acquiring all of its issued and outstanding common shares. Pursuant to an Arrangement Agreement, the Company issued 532,499 common shares as part of the consideration transferred, valued at $11.6 million. The Company also assumed 18,490 stock options with an estimated fair value of $0.1 million. The assumed stock options were exercisable for common shares of the Company and expired on July 29, 2026. The number of instruments issued was determined based on an exchange ratio of  0.003876 applied to Golden Lake shares outstanding. Refer to Note 18 – Asset Acquisitions for additional details.

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

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net income (loss) per share for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(amounts in thousands, unless otherwise noted)
Basic Earnings per Share
Net income (loss) available to common stockholders — Basic earnings per share	$9,606	$3,040	$42,985	$(3,230)
Weighted average common shares outstanding	59,557	53,968	59,473	53,623
Weighted average common stock issuable	441	—	221	—
Weighted average basic shares	59,998	53,968	59,694	53,623
Basic net income (loss) per share:	$0.16	$0.06	$0.72	$(0.06)

Diluted Earnings per Share
Net income (loss) available to common stockholders	$9,606	$3,040	$42,985	$(3,230)
Add back: Interest effect of convertible notes, net of tax	1,153	—	2,294	—
Net income (loss) available to common stockholders — Diluted earnings per share	$10,759	$3,040	$45,279	$(3,230)

Weighted average basic shares	59,998	53,968	59,694	53,623
Weighted average common stock issuable	1,086	26	1,272	—
Dilutive effect of stock options, restricted stock units, and warrants	805	28	826	—
Dilutive effect of convertible notes	12,717	—	12,717	—
Weighted average diluted shares	74,606	54,022	74,509	53,623
Diluted net income (loss) per share	$0.14	$0.06	$0.61	$(0.06)

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Basic Earnings per Share

For the three and six months ended June 30, 2026, the weighted average number of common shares outstanding was increased by 441,071 and 220,536 incremental shares, respectively, related to subscription receipts that were contingently issuable subject to shareholder approval at the Company’s Annual Meeting of Shareholders held on June 4, 2026. The shareholder approval condition was satisfied during the period, and the related common shares were subsequently issued after June 30, 2026.

Diluted Earnings per Share

For the three months ended June 30, 2026, the weighted average number of common shares was increased by 1,891,120 incremental shares to reflect the impact of dilutive instruments, including 1,085,714 subscription receipts.

Convertible senior unsecured notes were assumed to have been converted at the beginning of the period. Accordingly, $1.2 million of interest expense related to the notes, net of tax, was added back to net income, and the weighted-average number of common shares outstanding was increased by 12,716,759 shares representing the shares issuable upon conversion.

For the three months ended June 30, 2025, the weighted average number of common shares was increased by 54,522 incremental shares to reflect the impact of dilutive instruments, while 314,580 options were anti-dilutive and excluded.

For the six months ended June 30, 2026, the weighted average number of common shares was increased by 2,098,043 incremental shares to reflect the impact of dilutive instruments, including 1,272,322 subscription receipts.

Convertible senior unsecured notes were assumed to have been converted at the beginning of the period. Accordingly, $2.3 million of interest expense related to the notes, net of tax, was added back to net income, and the weighted-average number of common shares outstanding was increased by 12,716,759 shares representing the shares issuable upon conversion.

For the six months ended June 30, 2025, all 827,347 outstanding stock options and all 167,849 outstanding warrants were excluded from the respective computations of diluted loss per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net loss per share.

NOTE 14 RELATED PARTY TRANSACTIONS

Due to related parties

The Company recorded the following expense in respect to the related party outlined below during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVlaw	$101	$101	$206	$162
Paragon Advanced Labs Inc.	817	—	1,469	—
Total expenses	$918	$101	$1,675	$162

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	June 30, 2026	December 31, 2025
Inventus Mining Corp.	$205	$—
Paragon Advanced Labs Inc.	155	168
REVlaw	—	46
Total due to related parties	$360	$214

On January 5, 2026, the Company completed the acquisition of Canadian Gold by acquiring all issued and outstanding common shares of Canadian Gold in exchange for shares of the Company’s common stock. All Canadian Gold shares, other than those held by Robert R. McEwen, Chairman and Chief Executive Officer of the Company, were exchanged for 3,208,481 common shares of the Company. In respect of his ownership interest, Mr. McEwen received 1,526,785 subscription receipts, the conversion of which into common shares of the Company was subject to approval by the Company’s shareholders in accordance with applicable listing rules. The condition was satisfied on June 4, 2026, and the common shares were issued subsequent to June 30, 2026. For further information, refer to Note 18 – Asset Acquisitions. As at June 4, 2026, the fair value of the consideration was $32.3 million, resulting in a $2.3 million loss recognized in the Statements of Operations.

Inventus Mining Corp. (“Inventus”) is an affiliate of Robert R. McEwen and Perry Ing, Interim Chief Financial Officer. On January 7, 2026, the Company purchased 9,865 tonnes of ore inventory from Inventus for processing at the Fox Complex. The Company paid $1.8 million, with the remaining $0.2 million payable upon completion of the final pour.

REVlaw is a company owned by Carmen Diges, General Counsel and Secretary of the Company. The legal services of Ms. Diges as General Counsel and Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

Paragon Advanced Labs Inc. is a related party of the Company, in which the Company holds a 26.9% ownership interest and exercises significant influence. The assaying services are provided by Paragon in the normal course of business and have been recorded at their exchange amount.

An affiliate of Robert R. McEwen, Evanachan Limited, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months, and is due beginning on January 31, 2027, with the remaining outstanding principal repayment due on August 31, 2028. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation, and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025. During the three and six months ended June 30, 2026, the Company paid $0.5 million and $1.0 million, respectively, in interest to this affiliate (three and six months ended June 30, 2025 – $0.5 million and $1.1 million, respectively). Interest is payable monthly at a rate of 9.75% per annum.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Due from related parties

The Company has the following outstanding accounts receivable from McEwen Copper during the periods presented:

	June 30, 2026	December 31, 2025
Term debt	$15,658	$—
Loan origination fee	(3,218)	—
Other receivables	3,003	9,221
Total receivables from McEwen Copper Inc.	$15,443	$9,221
Less: current receivables	3,003	3,169
Non-current receivables from McEwen Copper Inc.	$12,440	$6,052

As at June 30, 2026, current receivables from McEwen Copper primarily comprised of charges for management, technical, legal, financial, administrative, geological and engineering services incurred by the Company and billed to McEwen Copper.

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

For the three and six months ended June 30, 2026, the Company recognized total interest income of $0.4 million and $0.6 million, respectively, related to this loan, reflecting an effective interest rate of 24%. Interest income consisted of $0.3 million and $0.4 million, respectively, of contractual interest and $0.1 million and $0.2 million, respectively, related to the amortization of the loan origination fee (three and six months ended June 30, 2025 – $nil).

On the same date, Minera Andes S.A., an Argentinian subsidiary of the Company entered into a loan agreement with Andes Corporation Minera S.A., an Argentinian subsidiary of McEwen Copper, in respect of $2.1 million in previously advanced funds. The loan is due on February 29, 2028, and bears interest at a rate of 12% per annum, payable monthly. For the three and six months ended June 30, 2026, the Company recognized interest income of $63.0 thousand and $99.7 thousand, respectively, representing contractual interest (three and six months ended June 30, 2025 – $nil).

As of June 30, 2026, the total carrying value of McEwen Copper term debt was $12.4 million (June 30, 2025 – $nill).

Investments in related parties

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold, an affiliate of Robert R. McEwen, who owned approximately 32.5% of Canadian Gold Corp., and Ian Ball, a director of the Company, who serves as a consultant for Canadian Gold Corp. and served as its interim Chief Executive Officer from April 2023 to October 2023. For more information, refer to Note 5 – Marketable Securities and Note 18 – Asset Acquisitions.

On April 28, 2025, the Company exercised 9.2 million of its 10.0 million warrants in Inventus Mining Corp. Subsequently, on July 11, 2025, the Company exercised an additional 800,000 warrants. For more information, refer to Note 5 Marketable Securities.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

The following table presents the Company’s financial assets that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$8,636	$871	$3,318	$12,825

	Fair value as at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$18,766	$2,348	$—	$21,114

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

The following table presents the reconciliation for the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Fair value, beginning of period	$3,240	$—
Acquisitions	—	3,380
Total unrealized losses included in earnings:
Other income (expenses)	78	(62)
Fair value, end of period	$3,318	$3,318

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at June 30, 2026, the Company had surety facilities in place to cover its bonding obligations, which include $37.8 million (December 31, 2025 – $34.4 million) of bonding in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.3 million (C$18.9 million) (December 31, 2025 – $13.8 million (C$18.9 million)) of bonding in Canada with respect to the Fox Complex.

The terms of the facilities carry an average annual financing fee of 2.3% and require an average deposit of 7.0%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not fulfil its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at June 30, 2026, the Company recorded $4.6 million in restricted cash in non-current assets as a deposit against the surety facility (December 31, 2025 – $4.2 million).

Flow-through eligible expenses

On December 19, 2025, the Company completed a flow-through share issuance for gross proceeds of $5.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company expects to fulfill its CEE obligations from this offering by the end of 2026.

On January 22, 2026, and January 28, 2026, the Company completed flow-through share issuances for gross proceeds of $7.3 million and $8.1 million, respectively. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company has fulfilled its obligations related to the January 22 and January 28, 2026 issuances.

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

During the three and six months ended June 30, 2026, the Company received net proceeds of $32.3 million and $66.7 million, respectively, from the sales on a Prepayment Basis (three and six months ended June 30, 2025 – $13.5 million and $38.2 million, respectively). For the three and six months ended June 30, 2025, the Company recorded revenue of $24.3 million and $58.7 million, respectively, related to the gold sales (three and six months ended June 30, 2025 – $8.4 million and $38.2 million, respectively), with the remaining $8.1 million representing 2,000 ounces pledged but not yet delivered to Auramet (June 30, 2025 –  no amounts outstanding) recorded as a contract liability on the Consolidated Balance Sheets.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

NOTE 17 INCOME AND MINING TAXES

The Company’s income and mining tax recovery for the three and six months ended June 30, 2026, and 2025, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Domestic	$(402)	$(2,284)	$(200)	$(1,397)
Foreign	(975)	4,077	(679)	5,028
Current tax expense (recovery)	$(1,377)	$1,793	$(879)	$3,631

Domestic	$(1,266)	$—	$(786)	$—
Foreign	(1,173)	(2,904)	(2,325)	(5,821)
Deferred tax recovery	$(2,439)	$(2,904)	$(3,111)	$(5,821)
Total income and mining tax recovery	$(3,816)	$(1,111)	$(3,990)	$(2,190)

The income and mining tax recovery for the three and six months ended June 30, 2026, and 2025, varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions and the non-recognition of deferred tax assets.

For the three and six months ended June 30, 2026, and 2025, the Company used the annual effective tax rate method to calculate its tax provision. The tax provision also includes discrete adjustments including the amortization of the flow-through shares premium and changes to valuation allowances on various jurisdictions.

NOTE 18 ASSET ACQUISITIONS

Canadian Gold Corp Acquisition

On January 5, 2026, the Company completed the acquisition of Canadian Gold, an exploration mine which has a 100% interest in the Tartan Lake Gold Mine Project located in the province of Manitoba, Canada. The Company acquired 100% of Canadian Gold’s outstanding equity interests.

The Company accounted for the acquisition of Canadian Gold as an asset acquisition, in accordance with ASC 805 – Business Combinations.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Consideration transferred to acquire Canadian Gold was measured at fair value. Pursuant to the Arrangement Agreement, the Company issued 2,943,766 common shares with a fair value of $57.7 million as part of the consideration. Additionally, the consideration transferred included 1,529,508 subscription receipts with a fair value of $30.0 million that were contingently issuable subject to shareholder approval. The Company’s previously held equity interest was measured at a fair value of $5.1 million and included in consideration.

Upon receipt of shareholder approval on June 4, 2026, the consideration payable was remeasured at fair value of $32.3 million, resulting in a $2.3 million loss recognized in the Statements of Operations.

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
$92,804

Golden Lake Exploration Inc. Acquisition

On April 30, 2026, the Company completed the acquisition of Golden Lake, a mineral exploration company which has an option to purchase a 100% interest in the Jewel Ridge and Jewel Ridge West projects, located adjacent to the Company’s Windfall and Lookout Mountain properties. The Company acquired 100% of Golden Lake’s outstanding equity interests.

The Company accounted for the acquisition of Golden Lake as an asset acquisition, in accordance with ASC 805 – Business Combinations.

Consideration transferred to acquire Golden Lake was measured at fair value. Pursuant to the Arrangement Agreement, the Company issued 532,499 common shares with a fair value of $11.6 million as part of the consideration.The consideration also included 18,490 stock options with an estimated fair value of $0.1 million.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The following tables summarize the purchase price and the estimated fair value of assets acquired and liabilities assumed on April 30, 2026:

Fair Value
April 30, 2026
Purchase price:
Common shares	$11,545
Options	148
$11,693

Fair Value
April 30, 2026
Purchase price:
Cash and cash equivalents	$653
Restricted cash	245
Accounts receivable	19
Mineral property interests	11,597
Reclamation and remediation liabilities	(146)
Accounts payable and accrued liabilities	(39)
Deferred income tax liability	(636)
$11,693

NOTE 19 GENERAL AND ADMINISTRATIVE EXPENSES

The Company’s general and administrative expenses for the three and six months ended June 30, 2026, and 2025, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Professional services	$4,915	$2,351	$10,273	$3,690
Salaries and benefits	1,385	1,082	2,614	2,105
Acquisition and financing costs	61	10	1,004	618
Legal fees	515	564	802	694
Other	1,055	1,039	2,702	1,916
	$7,931	$5,046	$17,395	$9,023
Less: debt issuance costs in general and administrative	—	—	—	(608)
Total general and administrative expenses	$7,931	$5,046	$17,395	$8,415

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen”, the “Company,” “we,” “our,” and “us” refer to McEwen Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three and six months ended June 30, 2026, and compares those to the results for the three and six months ended June 30, 2025. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “Annual Report”).

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

For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2026, and 2025 and to our Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, and certain limitations inherent in such measures, see discussion under “Non-GAAP Financial Performance Measures,” beginning on page 47.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended June 30, 2026, and 2025 are abbreviated as Q2/26 and Q2/25, respectively and the reporting periods for the six months ended June 30, 2026, and 2025 are abbreviated as H1/26 and H1/25, respectively. Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 61:1 for Q2/26 and 99:1 for Q2/25, based on the average per ounce price of gold and silver during each period.

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

The Company owns 100% of the Froome mine and Stock mill in Ontario, Canada; 100% of the Tartan Mine Project in Manitoba, Canada; 100% of the Gold Bar Mine Complex in Nevada; 100% of the Jewel Ridge Project in Nevada;100% of El Gallo (previously known as the Fenix Project) in Sinaloa, Mexico; a 46.3% interest in McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina; a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina and 27% interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. In addition to the above, we hold interests in advanced-stage and exploration-stage projects in the United States, Canada, Mexico, and Argentina.

Q2/26 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q2/26 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On April 30, 2026, the Company completed the acquisition of 100% of Golden Lake Exploration Inc.’s (“Golden Lake”) outstanding equity interests. Golden Lake is a mineral exploration company with a focus on gold properties located within the south end of the Eureka belt, adjacent to the Company’s Windfall and Lookout Mountain properties. Under the terms of the arrangement, the Company issued a total of 532,499 common shares and 18,490 options, for a total fair value of $11.7 million as part of the consideration.
●	On May 20, 2026, MSC paid a dividend of ARS $141.1 billion ($101.2 million) on a 100% basis, of which ARS $69.1 billion ($49.4 million) was attributable and paid to the Company. The Company received total dividends of $58.2 million in H1/26, compared to $2.2 million in H1/25.

Operational Highlights

●	Q2/26 consolidated production was 30,872 GEOs (H1/26 - 61,342 GEOs), compared to 27,554 GEOs in Q2/25 (H1/25 - 51,685 GEOs). Production includes 17,019 GEOs in Q2/26 for our attributable interest in the San José mine(1) (Q2/25 - 13,835) and 31,601 attributable GEOs in H1/26 (H1/25 - 24,643 GEOs). Due to forecasted changes in our operations, we have revised our 2026 consolidated guidance to 109,000 to 120,000 GEOs.
●	Q2/26 consolidated sales of 29,310 GEOs (H1/26 – 60,521 GEOs), compared to 28,039 GEOs sold in Q2/25 (H1/25 – 51,854 GEOs). Total sales include 15,362 attributable GEOs from the San José mine(1) in Q2/26 (Q2/25 – 15,362 GEOs) and 31,499 attributable GEOs during H1/26 (H1/25 – 24,258 GEOs).
●	At the Fox Complex, we invested approximately $12.8 million in the Stock project during Q2/26, completing key infrastructure work, and expanded its plans at Froome West. The Stock project continues to be on track to reaching pre-commercial production in Q4/26, with Q2/26 development efforts focused on prioritizing Stock East ventilation and haulage ramps. At Froome, we produced 7,000 GEOs during Q2/26 (H1/26 – 12,785 GEOs), representing a 29% increase compared to 5,429 GEOs in Q2/25 (H1/26 – 10,948 GEOs). Based on updated mine planning work completed during Q2/26, production from Froome West is now expected to extend until the end of Q4/26. As a result, the Fox Complex expects to exceed its annual production guidance, moving up to 20,000 to 23,000 GEOs from 16,000 to 19,000 GEOs.
●	At the Gold Bar Mine Complex, we produced 5,842 GEOs during Q2 2026 (H1/26 – 13,726 GEOs), representing a 31% decrease from the 8,406 GEOs produced in Q2 2025 (H1/25 – 16,094 GEOs). This decline was attributable to timing and mine model factors. During Q2, a one-month shutdown in our mine assay laboratory operations limited our ore mining rate; mining operations focused on waste stripping activities instead. Additionally, complex mining zones with higher carbonaceous material than expected were encountered, which did not reconcile with our mine models. Additional studies are being completed in Q3/26 to better understand these reconciliation differences. As a result of these issues, the Gold Bar Complex has downgraded its annual production guidance to 30,000 to 33,000 GEOs.
●	At the San José Mine, Q2/26 production of 17,019 GEOs(1) (H1/26 – 31,601 GEOs) increased by 24% compared to 13,719 GEOs(1) during Q2/25 (H1/25 – 24,543 GEOs). San José’s Q2/26 production increased due to a 4% increase in gold recovery rates, a 1% increase in silver recovery rates along with a 3% increase in processed mineralized material and a 4% increase in average gold grade processed. San José remains on track to meet its annual production guidance of 59,000 to 64,000 GEOs.
●	We continued to meet safety expectations at our 100% owned operations. During Q2/26, we did not have any lost-time incidents at the Fox Complex, the Gold Bar Mine Complex, or El Gallo. The Nevada Mining Association recently recognized the Gold Bar Mine Complex as the recipient of its 2026 Mine Operator and Safety Award that recognizes companies that demonstrate exceptional safety performance.

Financial Highlights

●	Q2/26 revenues of $59.2 million were recognized from the sale of 13,948 GEOs from our 100% owned operations at an average realized price(2) of $4,454 per GEO. This compares to Q2/25 revenues of $46.7 million from the sale of 14,549 GEOs at an average realized price of $3,298 per GEO.
●	We reported gross profit of $20.1 million in Q2/26 compared to $12.3 million in Q2/25. The change was primarily driven by a 35% increase in average realized price during the quarter.
●	Net income for Q2/26 was $9.6 million, or $0.16 per share, compared to a net income of $3.0 million for Q2/25, or $0.06 per share. The improvement was primarily driven by a $7.8 million increase in gross profit and a $15.0 million increase in income from equity method investments, partially offset by $8.5 million increase in other operating expenses.
●	Adjusted EBITDA(2) for Q2/26 was $22.2 million, compared to Q2/25 adjusted EBITDA of $17.3 million. Adjusted EBITDA excludes the impact of McEwen Copper and Paragon’s results and reflects the earnings of our operating properties, including the San José mine(1).
●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q2/26 were $1,972 and $2,701 respectively. as compared to annual guidance ranges of $2,200 to $2,400 and $2,650 to $2,850, respectively. The Company expects to remain on track to end the year within its guidance ranges, including costs associated with the additional production expected from Froome West in Q4/26.
●	Gold Bar Mine Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q2/26 were $2,705 and $3,197, respectively, as compared to annual guidance of $2,250 to $2,450 and $2,350 to $2,550, respectively. Q2/26 unit costs were higher than annual guidance primarily due to lower quarterly GEO production. Due to the decrease in production guidance ranges, annual cost guidance is now projected to be $2,650 to $2,950 cash costs per GEO sold and $2,900 to $3,200 AISC per GEO sold.
●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q2/26 were $2,466 and $2,913, respectively, as compared to full year guidance of $2,000 to $2,200 and $2,300 to $2,500, respectively. Higher unit costs were primarily the result of 22% higher production costs driven by relative strength in the Argentine peso compared to the US Dollar, as well as Argentine inflation. These trends are expected to continue through the remainder of 2026.

Exploration Highlights

●	At Grey Fox, we published the results of a pre-feasibility study (“PFS”) in June 2026, indicating that Grey Fox is a robust and economically resilient asset with an anticipated mine life capable of supporting the continued growth of the Fox Complex, and established an initial mineral reserve of over 980,000 gold ounces. The Company’s next planned activities at Grey Fox include detailed engineering and permitting towards a final investment decision and construction.
●	We completed 65,335 feet (19,914 meters) of drilling at our Grey Fox deposit, incurring $2.6 million during Q2/26. Objectives of our exploration program during Q2/26 were to grow and upgrade the Grey Fox resource base after the release of our pre-feasibility study (“PFS”).
●	We incurred $6.5 million in exploration expenses at the Gold Bar Mine Complex during Q2/26, primarily to continue definition and de-risk drilling of the Windfall and Lookout Mountain deposits, and to advance ongoing drilling activities at Trinity Ridge. Subsequent to the second quarter, we also published an updated mineral resource estimate for Windfall and Lookout Mountain, together containing 629,800 gold ounces in indicated mineral resources and 262,000 gold ounces in inferred mineral resources.
●	We incurred $2.3 million in exploration expenses at the Tartan Mine Project during Q2/26. The exploration expense was primarily incurred on drilling aiming to expand the high-grade portion of the Main Zone along the western flank and for the preparation of a technical report summary supporting the mineral resource estimate that was published in May. The mineral resource estimate incorporates drill hole data compiled from both historical and recent exploration programs, supporting an estimated 398,900 ounces of indicated gold resources and 302,700 ounces of inferred gold resources.

(1) At our 49% attributable interest.

(2) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$59,234	$46,700	$133,283	$82,396
Production costs applicable to sales (1)	$(31,145)	$(27,733)	$(66,789)	$(47,338)
Gross profit (1)	$20,080	$12,281	$51,575	$22,351
Net income (loss)	$9,606	$3,040	$42,985	$(3,230)
Net income (loss) per share	$0.16	$0.06	$0.72	$(0.06)
Adjusted EBITDA (2)	$22,225	$17,309	$22,279	$26,018
Cash from (used in) operating activities	$46,221	$478	$58,324	$(1,454)
Additions to mineral property interests and plant and equipment	$22,964	$9,649	$39,849	$24,183

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

	June 30, 2026	December 31, 2025

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$78,883	$51,015
Current assets	$129,735	$107,886
Current liabilities	$63,692	$63,809
Long-term debt	$120,572	$126,168

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

GEOs produced (1)	30,872	27,554	61,342	51,685
100% owned operations	13,852	13,835	29,741	27,042
San José mine (49% attributable)	17,019	13,719	31,601	24,643
GEOs sold (1)	29,310	28,039	60,521	51,854
100% owned operations	13,948	14,549	29,021	27,596
San José mine (49% attributable)	15,362	13,490	31,499	24,258
Average realized price ($/GEO) (2)(3)	$4,454	$3,298	$4,749	$3,062
P.M. Fix Gold ($/oz)	$4,506	$3,281	$4,691	$3,069
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$2,394	$1,906	$2,476	$1,715
San José mine (49% attributable)	$2,466	$2,310	$2,414	$2,428
AISC per ounce ($/GEO sold) (2)
100% owned operations	$2,932	$2,120	$2,904	$2,210
San José mine (49% attributable)	$2,913	$2,842	$2,806	$2,933
Gold : Silver ratio (1)	61 : 1	99 : 1	59 : 1	94 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 61 : 1 for Q2/26 and 99 : 1 for Q2/25.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: During H1/26, revenue from our 100%-owned operations increased by 62% to $133.3 million, from $82.4 million in H1/25. During Q2/26, revenue from our 100% owned operations increased by 27% to $59.2 million, from $46.7 million in Q2/25. These improvements were primarily driven by higher realized gold prices, which increased to $4,749 per GEO in 2026 compared to $3,062 per GEO in 2025, and $4,454 per GEO in Q2/26, compared to $3,298 in Q2/25.

Production costs applicable to sales: For H1/26, production costs applicable to sales increased to $66.8 million as compared to $47.4 million for H1/25. For Q2/26 production costs were $31.1 million compared to $27.7 million for Q2/25. At the Gold Bar Mine Complex, these increases were primarily driven by higher fuel costs and fuel consumption, as well as alternative assay costs and temporary building and generator rental costs incurred as a result of the laboratory shutdown during Q2/26, while costs at the Fox Complex remained stable over the comparative periods.

Advanced project costs were $3.4 million in Q2/26, a $2.5 million increase compared to Q2/25.  For H1/26, advanced project costs were $8.1 million as compared to $2.6 million in H1/25.This increase was primarily attributable to study costs associated with the Grey Fox project and a $2.3 million increase in costs incurred at El Gallo related to additional crushing activities and metallurgical testing undertaken to optimize cyanide destruction.

Exploration costs were $16.9 million in H1/26, compared to $9.1 million in H1/25. For Q2/26, exploration costs were $11.4 million, compared to $5.4 million in Q2/25. The year-over-year increase was primarily driven by expanded drilling and technical study activities across the Company's development assets. At the Fox Complex, exploration expenditures of $2.6 million were primarily related to Canadian Exploration Expenses ("CEE") at the Grey Fox deposit, supporting resource growth initiatives. At the Tartan Mine Project, $2.3 million was incurred for drilling programs and metallurgical testing aimed at optimizing process plant design and underground mine plans. At the Gold Bar Mine Complex, $6.5 million was spent on the Windfall, Lookout Mountain, and Trinity Ridge projects. No exploration expenditures were incurred at the Jewel Ridge Project during Q2/26.

Income from equity method investments: During H1/26, we recorded an income of $41.6 million from our equity method investments compared to a loss of $11.5 million in H1/25. In Q2/26, we recorded an income of $11.2 million from our equity method investments, compared to a loss of $3.4 million in Q2/25. This amount represents the Company’s proportionate share of the results of MSC, McEwen Copper, and Paragon. Details of operating results of the Company’s equity method investees are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements..

General and administrative expenses: General and administrative costs of $17.4 million for H1/26 increased by $9.0 million compared to full year 2025. In Q2/26, we incurred $7.9 million in general and administrative expenses compared to $5.0 million in Q2/25. The increase was primarily attributable to a $2.6 million increase in fees paid for professional services.

Interest and other finance expenses, net: Interest and other finance expense totaled $2.0 million for H1/26, a $1.0 million decrease compared to an expense of $3.0 million for H1/25. For Q2/26, interest and other finance expense totaled $0.5 million compared to $1.7 million in Q2/25. The year-over-year change was comparable, as interest expense levels remained consistent and were largely offset by interest income earned on short-term deposits and loans receivable in 2026. Refer to Note 14 to the Consolidated Financial Statements.

Other income (expense): Other expense of $7.9 million for H1/26 decreased from an income of $8.6 million for H1/25. For Q2/26, other expense was $1.4 million compared to an income of $7.1 million in Q2/25. The changes in other income were primarily driven by fair value revaluation on the contingent shares owed to a related party in connection with the Canadian Gold Corp. acquisition and a loss on marketable securities of $8.3 million in H1/26, compared to a $6.5 million gain on marketable securities in H1/25.

Income and mining tax recovery: Income and mining tax recovery for H1/26 was $4.0 million, compared to a recovery of $2.2 million in H1/25. The increase in tax recovery was primarily attributable to the amortization of flow-through share premium liabilities of $1.8 million, a $1.0 million discrete tax recovery related to the true-up of prior-year tax provisions, and a $1.0 million deferred tax recovery arising from post-acquisition adjustments to deferred tax liabilities recorded in connection with the Canadian Gold Corp. acquisition. These items were partially offset by current and deferred tax expense recognized across the Company's operating jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance increased by $25.3 million during H1/26, from $53.5 million as at December 31, 2025, to $78.9 million as at June 30, 2026.

Cash provided by operating activities of $58.3 million during H1/26 reflects the net income of $43.0 million for the period and $58.3 million in dividends received from MSC, adjusted for non-cash impacts, including net loss from equity method investments of $41.6 million, depreciation, amortization, and depletion of $15.3 million, unrealized loss on marketable securities of $5.9 million, flow-through premium amortization of $1.8 million, a mining tax recovery of $1.3 million, and $23.9 million in changes in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $45.7 million during H1/26 primarily consisted of cash additions to mineral property interests, plant and equipment of $39.8 million and a loan provided to McEwen Copper of $7.5 million, and cash provided by other investing activities of $1.7 million.

Cash provided by financing activities of $14.5 million during H1/26 consisted of $14.8 million proceeds from issuance of flow through common shares and $0.2 million proceeds from exercise of stock options and warrants, partially offset by a $0.6 million repayment of finance lease obligations.

Working capital as at June 30, 2026, was $66.0 million, a $21.9 million increase from $44.1 million as at December 31, 2025. The increase in working capital was primarily driven by a $27.9 million increase in cash and cash equivalents, a $3.9 million increase in inventories, a $0.1 million decrease in dues from McEwen Copper, a $8.3 million decrease in marketable securities, a $3.6 million decrease in accounts payabale and accrued liabilities, a $2.5 million decrease in tax liabilities, offset by a $6.0 million increase in current-portion of long term debt, and a $0.7 million decrease in flow through share premium.

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

OPERATIONS REVIEW

United States Segment

The United States segment is comprised of the Gold Bar Mine Complex, consisting of the operating Gold Bar mine, and the Tonkin, Jewel Ridge, Windfall and Lookout Mountain exploration projects; as well as other exploration properties in the State of Nevada.

Gold Bar Mine Complex

The following table summarizes the operating and financial results for the Gold Bar Mine for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Operating Results
Mined mineralized material (kt)	325	386	950	837
Average grade (g/t Au)	0.78	0.60	0.68	0.76
Stacked mineralized material (kt)	322	401	959	870
Average grade (g/t Au)	0.77	0.59	0.73	0.74
Gold ounces:
Produced	5,840	8,405	13,722	16,091
Sold	5,866	8,350	13,743	16,285
Silver ounces:
Produced	102	135	233	273
Sold	11	—	70	—
GEOs:
Produced	5,842	8,406	13,726	16,094
Sold	5,866	8,350	13,744	16,285
Revenue from gold and silver sales ($000s)	$26,015	$27,523	$63,732	$49,913
Cash costs (1) ($000s)	$15,871	$14,020	$35,250	$23,113
Cash costs per ounce ($/GEO sold) (1)	$2,705	$1,679	$2,565	$1,419
All‑in sustaining costs (1) ($000s)	$18,753	$14,966	$40,062	$32,334
AISC per ounce ($/GEO sold) (1)	$3,197	$1,792	$2,915	$1,986
Gold : Silver ratio	61 : 1	99 : 1	59 : 1	94 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

2026 compared to 2025

The Gold Bar Mine produced 5,842 GEOs in Q2 2026 primarily from the Pick III deposit, representing a 31% decrease from the 8,406 GEOs produced in Q2 2025 (H1/26 and H1/25 - 13,726 GEOs and 16,094 GEOs, respectively). This decline was attributable to timing and mine model factors. During Q2, a one-month shutdown in our internal laboratory operations limited our ore mining rate; mining operations focused on waste stripping activities instead. Additionally, complex mining zones with higher carbonaceous material than expected were encountered, which did not reconcile with our mine models. Additional studies are being completed in Q3/26 to better understand these reconciliation differences.

Revenue from gold and silver sales was $26.0 million in Q2/26, a 5% decrease from $27.5 million in Q2/25. The $1.5 million decrease was primarily attributable to a 30% decrease in GEOs sold from lower production in the quarter, offset by a higher average realized price of $4,454 per GEO in Q2/26, compared to $3,292 per GEO in Q2/25. These same factors also drove the change in production costs for H1/26 compared to H1/25.

Production costs applicable to sales were $15.9 million in Q2/26, an increase of $1.9 million from $14.0 million in Q2/25. The increase was primarily attributable to higher fuel expenditures, driven by both increased fuel consumption and a higher cost per gallon during the quarter. The increase was further impacted by higher assay costs and temporary building and generator rental expenses incurred in connection with the laboratory shutdown. These same factors also contributed to the increase in production costs for H1/26 compared to H1/25.

Cash costs and AISC per GEO sold in Q2/26 were $2,705 and $3,197 respectively, compared to $1,679 and $1,792 in Q2/25, respectively. The increase in cash costs, and the corresponding increase in AISC, was primarily attributable to a 31% decrease in GEOs produced.

Exploration Activities

During Q2/26, exploration activities were focused on the Windfall and Lookout Mountain properties at the Eureka Project. Land management activities are also underway at Windfall and Lookout Mountain, including claim surveys to accurately define property boundaries. In addition, an updated technical report for Windfall and Lookout Mountain was released in early July. The updated report highlights drilling activities, which were primarily focused on upgrading inferred mineralized blocks to the indicated and measured resource categories. At Windfall, exploration work resulted in an indicated resource of 227.5 koz with a  grade of 0.75 g/t and an inferred resource of 127.8 koz with a  grade of1.53 g/t. At Lookout Mountain, the updated resource estimate includes an indicated resource of 402.3 koz of gold at a grade of 0.64 g/t and an inferred resource of 134.2 koz at a grade of 0.57 g/t.

In addition, the Water Well Zone continues to emerge as a significant discovery area, with gold mineralization encountered beyond the currently defined resource boundaries, highlighting strong potential for future resource expansion. Lookout Mountain also includes several additional exploration targets, including Rocky Canyon, Triple Junction, and South Adit. These areas contain high-grade gold mineralization and warrant further drilling and exploration to evaluate the continuity, extent, and grade of the mineralized zones.

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

Fox Complex

The following table summarizes the operating and financial results for the Fox Complex for the three and six months ended June 30, 2026, and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026		2025

Operating Results
Mined mineralized material (kt)	70	67	`	123	137
Average grade (g/t Au)	3.18	2.61		3.75	2.82
Processed mineralized material (kt)	69	78		133	141
Average grade (g/t Au)	3.31	2.70		3.78	2.83
Gold ounces:
Produced	6,977	5,422		12,739	10,934
Sold, excluding stream	6,290	5,720		11,605	10,450
Sold, stream	756	479		1,100	862
Sold, including stream	7,046	6,199		12,704	11,311
Silver ounces:
Produced	1,439	631		2,750	1,287
Sold	2,574	—		3,143	46
GEOs:
Produced	7,000	5,429		12,785	10,948
Sold, excluding stream	6,332	5,720		11,605	10,450
Sold	7,088	6,199		12,737	11,311
Revenue from gold and silver sales ($000s)	$28,867	$19,177		$54,183	$32,483
Cash costs (1) ($000s)	$13,222	$13,713		$26,221	$24,225
Cash costs per ounce ($/GEO sold) (1)	$1,972	$2,212		$2,152	$2,142
All‑in sustaining costs (1) ($000s)	$18,111	$15,885		$35,231	$28,660
AISC per ounce ($/GEO sold) (1)	$2,701	$2,563		$2,892	$2,534
Gold : Silver ratio	61 : 1	99 : 1		59 : 1	94 : 1
(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

Stock Project

During Q2/26, the Company invested $12.8 million in the Stock project, with development activities progressed in line with the Company’s 2026 mine development plan (H1/26 – $23.1 million). Activities during the period included upgrades to ventilation and heating systems while prioritizing the access ramp to establish levels to bring Stock into pre-commercial production in Q4/26, with commercial production anticipated by mid-2027.

2026 compared to 2025

Fox Complex produced 7,000 GEOs from the Froome Mine in Q2/26, representing a 29% increase from the 5,429 GEOs produced in Q2/25 (H1/26 and H1/25: 12,785 GEOs and 10,948 GEOs, respectively). The increase was primarily driven by a 23% increase in processed grades during the quarter, partially offset by an 11% decrease in processed tonnage in Q2/26.

Revenue from gold sales was $28.9 million for Q2/26, compared to $19.2 million for Q2/25. This increase of 51% was primarily driven by a 35% increase in the average realized gold price, and a 14% increase in GEOs sold. The same factors impacted revenue for H1/26 compared to H1/25.

Production costs applicable to sales were $14.2 million in Q2/26, compared to $13.7 million in Q2/25, reflecting an modest increase in GEOs sold over the comparative periods, as well as slightly higher contractor costs related to geological drilling and operational activities at the Froome mine. Similar factors contributed to the variance between H1/26 and H1/25 production costs.

Cash costs and AISC per GEO sold were $1,972 and $2,701 for Q2/26, respectively, compared to $2,212 and $2,563 for Q2/25. The 11% decrease in cash costs per GEO sold was primarily driven by the 29% increase in GEO production discussed above, which resulted in operating costs being spread over a larger number of ounces sold. AISC per GEO sold increased year-over-year primarily due to a $1.4 million increase in sustaining mining development costs at Froome West.

Exploration Activities

During Q2/26, the Company completed approximately 65,335 feet (19,914 meters) of drilling at the Grey Fox deposit and incurred $2.6 million in exploration expenditures. The drilling program was focused on supporting continued resource growth at Grey Fox, and for the preparation of the PFS which was released in Q2/26.

The PFS for the Grey Fox Project, demonstrates the potential to extend the Fox Complex mine life by approximately 15 years to 2041. The study indicates Grey Fox contributing average annual production of approximately 43,000 gold ounces from 2028 to 2035 and becoming the sole source of production from 2035 to 2040, averaging approximately 87,000 gold ounces per year. Initial capital expenditures are estimated at $181 million and are expected to be primarily funded through existing treasury balances and operating cash flow, with expenditures phased between 2026 and 2029. The assessment also indicates additional mine life extension potential, as current mine reserves represent approximately 40% of the existing resource base and significant exploration upside remains.

Tartan Mine Project

The Tartan Mine Project is located in Flin Flon, Manitoba and was acquired as part of our Canadian Gold acquisition completed on January 5, 2026.

During Q2/26, a total of $2.3 million (H1/26 - $3.3 million) was incurred at the Tartan Mine Project to advance drilling, permitting, and metallurgical testing to optimize both process plant designs and underground mine plans, and engineering studies. The same factors which contributed to the H1/26 expenditures are expected to continue for H2/26. Further, a technical report was published in Q2/26 highlighting an estimated 308,900 ounces of indicated gold resources and 302,700 ounces of inferred gold resources.

As per the report, a second diamond drill was added to support exploration and infill drilling aimed at expanding the resource and upgrading inferred resources to indicated, for mine planning purposes. Results included significant assays from the deepest holes drilled to date in the South Zone, demonstrating mineralization at depth. Infill drilling along the eastern and western flanks of the main high-grade shoot also increased resource confidence and highlighted further growth potential.

Mexico Segment

The Mexico segment consists of El Gallo, located in Sinaloa state.

El Gallo HLM

We have reached a construction decision for the Phase 1 heap leach material reprocessing project contemplated in our Feasibility Study (previously described as the Fenix project). In December 2025, the Company was granted the extension of its Environmental Impact Assessment (Manifestación de Impacto Ambiental) from the Mexican government. The

Company is currently proceeding with the final detailed engineering plan for the mill, which has been purchased and is onsite. We anticipate beginning construction late-2026, with production commencing late-2027.

Phase 1 is expected to produce for 10 years, producing approximately 20,000 GEOs annually once commercial production is achieved. Production will come from the reprocessing of the material currently on the leach pad, through a ball mill with an operating plan optimized for cash flow and recovery. Remaining capital costs to complete construction are estimated at $30 million. Since the material that will be processed has been previously leached, there will be no significant development or exploration costs anticipated.

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment consists of a 49% interest in the San José mine, located in Santa Cruz, Argentina. Hochschild is the majority owner and operator of the San José mine.

The following table sets out certain operating results for the San José mine for the three and six months ended June 30, 2026 and 2025 on a 100% basis:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Operating Results
San José Mine—100% basis
Mined mineralized material (kt)	200	171	376	318
Average grade mined (g/t)
Gold	3.74	3.91	3.34	3.68
Silver	197	208	174	191
Processed mineralized material (kt)	186	182	183	335
Average grade processed (g/t)
Gold	4.0	3.9	3.8	3.7
Silver	170	189	156	185
Average recovery (%):
Gold	86.1	82.7	86.2	82.2
Silver	84.6	84.0	84.4	83.1
Gold ounces:
Produced	20,647	18,647	38,566	32,804
Sold	18,372	18,204	38,183	32,175
Silver ounces:
Produced	859,260	927,647	1,557,823	1,657,135
Sold	791,718	906,118	1,565,965	1,624,501
GEOs:
Produced	34,734	27,997	64,493	50,291
Sold	31,351	27,530	64,284	49,507
Revenue from gold and silver sales ($000s)	$133,409	$94,885	$319,222	$166,788
Average realized price(1):
Gold ($/Au oz)	$4,255	$3,474	$4,975	$3,386
Silver ($/Ag oz)	$69.76	$34.92	$82.55	$35.61
Cash costs (1) ($000s)	$77,317	$63,603	$155,188	$120,191
Cash costs per ounce sold ($/GEO) (1)	$2,466	$2,310	$2,414	$2,428
All‑in sustaining costs (1) ($000s)	$91,338	$78,246	$180,378	$145,218
AISC per ounce sold ($/GEO) (1)	$2,913	$2,842	$2,806	$2,933
Gold : Silver ratio	61 : 1	99 : 1	59 : 1	94 : 1

(1) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q2/26 compared to Q2/25

On a 100% basis, the San José mine produced 34,734 GEOs in Q2/26, compared to 27,997 GEOs in Q2/25. The slight increase in Q2/26 was primarily due to a 3% increase in processed mineralized material and a 17% increase in mined mineralization material.

Revenue from gold and silver sales was $133.4 million in Q2/26, compared to $94.9 million in Q2/25. This increase was primarily driven by 65% and 100% higher realized gold and silver prices, respectively, and a 14% increase in GEOs sold.

Production costs applicable to sales were $77.3 million in Q2/26, compared to $63.6 million in Q2/25. Cost increases during Q2/26 were largely attributable to high inflation in the Argentine market, which outpaced the government-controlled depreciation of the peso against the U.S. dollar. This resulted in higher real costs for expenses denominated in local currency.

Cash costs and AISC per GEO sold were $2,466 and $2,913 in Q2/26, respectively, compared to $2,310 and $2,842 in Q2/25. The slight increase in both cash costs and AISC in Q2/26 was primarily due to a 22% increase in production costs, offset by a 14% increase in GEOs sold, as noted above.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q2/26 resulted in income of $17.5 million, compared to income of $3.6 million in Q2/25. Despite the challenging macroeconomic environment, favorable metal prices continued to support MSC's financial performance and liquidity. As at June 30, 2026, MSC reported working capital of $168.4 million, compared to $182.8 million as at December 31, 2025. The decrease was largely driven by dividend distributions, including $49.4 million paid to the Company during Q2/26.

MSC Dividend Distribution (49%)

We received $49.4 million in dividends from MSC in Q2/26 and $58.2 million in H1/26, compared to $nil in Q2/25 and $2.2 million in H1/25.

McEwen Copper Inc.

We own a 46.3% interest in McEwen Copper, which owns a 100% interest in the Los Azules copper project in San Juan, Argentina, and the Elder Creek exploration project in Nevada, USA. We have invested over $426 million in exploration expenditures to develop Los Azules into a world-class copper deposit, including amounts spent by Minera Andes Inc. before 2012 and directly by McEwen Inc. prior to 2021.

Los Azules, San Juan, Argentina

As of June 30, 2026, we owned a 46.3% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, USA. Cumulative investment in Los Azules exceeds $550 million.

During the fourth quarter of 2025, McEwen Copper completed the Los Azules Feasibility Study and announced the project’s first mineral reserve estimate. Proven and Probable Mineral Reserves contain 10.2 billion pounds of copper, based on a copper price assumption of $4.25 per pound, supporting a 21-year mine life (22-year production life) and positioning Los Azules among the largest copper development projects in the Americas.

Following completion of the Feasibility Study, McEwen Copper continued a work program designed to advance Los Azules toward a Final Investment Decision (“FID”) and a potential full project development release. The program  includes ongoing engineering, infrastructure planning and development, execution planning, site investigations, stakeholder engagement and financing activities.

Quarterly Progress

As of June 30, 2026, approximately 27% of planned design and development deliverables for the FID work program had been completed. The current work program is expected to be finalized in the fourth quarter of 2026. RIGI approval already provides certain fiscal and regulatory benefits while management continues to evaluate development plans and financing alternatives.

Key period project advancement activities included:

●	Advanced vendor engineering for the key process packages: SX/EW, sulfuric acid plant, and crushing systems.
●	Progressed mining fleet evaluation, power supply assessment, and EPCM contractor selection.
●	Began construction in Section 3 of the access road, and Section 2 upgrades. Completed final road section design and river crossing location selection.

Technical and Field Work

During the first half of 2026, McEwen Copper completed its planned field investigation campaign, drilling 5,643 meters across 22 holes (15 geotechnical, 2 condemnation, and 5 hydrogeological). The program provided data for open pit design refinements, rock storage facility planning, and continued evaluation of additional on-site water sources. The drilling also delivered exploration value at no incremental cost. Geotechnical holes drilled within the modelled resource intersected copper grades consistent with resource model predictions, with no systematic bias. The two condemnation holes had the opposite objective: drilled at the proposed rock storage facility sites, their purpose was to confirm — as the Company’s extensive modelling anticipated — the absence of economically significant mineralization beneath the areas planned for future infrastructure, and both confirmed low mineral potential. The campaign therefore validated the geological and resource models in both directions: the models correctly predicted where mineralization occurs and where it does not, increasing confidence in the Feasibility Study and supporting the final siting of project infrastructure.

Growth Potential and District Exploration

The 2025–2026 field campaign also reinforced the growth potential of Los Azules beyond the current mine plan. Mineralization remains open in several areas:

●	The western corridor at La Ballena hosts an open mineralized trend of more than 700 meters, with intercepts in hole AZ1295 of 622.5 m in length from 422 m to 1,044.5 m at 0.51% copper;
●	Immediately north of the deposit, drilling hole AZ 22174 at the Franca target intersected 480 m of mineralization from 500 meters to 900 meters at 0.42% copper, supporting continuity of the mineralized system toward the northeast; and
●	The Austral target to the South shows chargeability geophysical responses comparable to La Ballena along the same structural corridor.
●

These results highlight the potential to expand the current pit and add resources adjacent to the existing deposit, extending what is already a long-life asset. Any expansion would require additional drilling and study; the completed Feasibility Study remains the basis for the project’s development. While not included in the Feasibility Study base case, the application of Nuton® leaching technology — or construction of a conventional concentrator — could economically treat the project’s primary sulfides and extend the mine life by more than 30 years. Combined with potential future exploration success, for which the campaign has provided positive initial indications, these opportunities could make Los Azules a multigenerational mining operation.

Stakeholder Engagement and Financing

McEwen Copper continued engagement with local communities, government stakeholders, suppliers, and industry participants in connection with project readiness and its social licence to operate. Activities included community education initiatives, regional supplier engagement, and participation in mining sector forums.

Financing activities continued during the period. Société Générale was appointed as exclusive financial advisor for the project’s debt financing process, preparations were initiated for a potential initial public offering and McEwen Copper received an enhanced financing proposal from Finnvera, Finland’s export credit agency.

RIGI Approval and Outlook

On September 26, 2025, McEwen Copper received approval under Argentina’s Regime of Incentive for Large Investments (“RIGI”), which provides Los Azules with certain fiscal and regulatory benefits, including reduced corporate income tax, construction-phase VAT relief, elimination of export duties, foreign exchange relief, 30-year fiscal stability, and access to international arbitration. McEwen Copper is in compliance with all RIGI requirements.

Management is focused on completing the FID work program, evaluating financing alternatives, and advancing Los Azules as a large-scale, long-life copper development project in Argentina, while unlocking the district-scale exploration potential of its surrounding land package.

Liquidity update

As at June 30, 2026, McEwen Copper had $45.0M in cash and cash equivalents and $91.9M in term debt.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$15,871	$14,232	$30,103	$35,250	$28,943	$64,193
Less: costs of externally sourced material processed	—	(1,010)	(1,010)	—	(2,722)	(2,722)
Production costs applicable to sales (100% owned)	15,871	13,222	29,093	35,250	26,221	61,471
In‑mine exploration	47	—	47	131	—	131
Capitalized mine development (sustaining)	—	4,852	4,852	—	8,939	8,939
Capital expenditures on plant and equipment (sustaining)	2,835	—	2,835	4,681	—	4,681
Sustaining leases	—	37	37	—	71	71
All‑in sustaining costs	$18,753	$18,111	$36,863	$40,062	$35,231	$75,293
Ounces sold, including stream (GEO)	5,866	7,088	12,954	13,744	12,737	26,481
Less: ounces from externally sourced material processed (GEO)	—	(382)	(382)	—	(554)	(554)
Ounces sold from own production, including stream (GEO)	5,866	6,706	12,572	13,744	12,183	25,927
Cash cost per ounce sold ($/GEO)	$2,705	$1,972	$2,394	$2,565	$2,152	$2,476
AISC per ounce sold ($/GEO)	$3,197	$2,701	$2,932	$2,915	$2,892	$2,904

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$14,020	$13,713	$27,733	$23,113	$24,225	$47,338
In‑mine exploration	67	—	67	67	—	67
Capitalized underground mine development (sustaining)	—	2,140	2,140	7,597	4,478	12,075
Capital expenditures on plant and equipment (sustaining)	870	—	870	1,535	—	1,535
Sustaining leases	9	32	41	22	(43)	(21)
All‑in sustaining costs	$14,966	$15,885	$30,851	$32,334	$28,660	$60,994
Ounces sold, including stream (GEO)	8,350	6,199	14,549	16,285	11,311	27,596
Cash cost per ounce sold ($/GEO)	$1,679	$2,212	$1,906	$1,419	$2,142	$1,715
AISC per ounce sold ($/GEO)	$1,792	$2,563	$2,120	$1,986	$2,534	$2,210

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - cash costs	$77,317	$63,603	$155,188	$120,191
Site exploration expenses	5,716	1,825	10,057	3,155
Capitalized underground mine development (sustaining)	5,323	9,086	11,074	17,847
Less: Depreciation	(201)	(658)	(419)	(1,352)
Capital expenditures (sustaining)	3,183	4,254	4,477	5,174
All‑in sustaining costs	$91,338	$78,110	$180,378	$145,015
Ounces sold (GEO)	31,351	27,530	64,284	49,507
Cash cost per ounce sold ($/GEO)	$2,466	$2,310	$2,414	$2,428
AISC per ounce sold ($/GEO)	$2,913	$2,842	$2,806	$2,933

Adjusted EBITDA

Adjusted earnings before interest expense, taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure and does not have any standardized meaning. We use adjusted EBITDA to evaluate our operating performance and ability to generate cash flow from our gold operations in production, including the San José mine; we believe this measure provides valuable assistance to investors and analysts in evaluating our ability to finance our gold operations and capital activities separately from our other operations and investments. The most directly comparable measure prepared in accordance with GAAP is net income (loss).

The following tables present a reconciliation of Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income (loss)	$9,606	$3,040	$42,985	$(3,230)
Less:
Depreciation and depletion	8,187	6,853	15,264	13,024
Loss from investment in Paragon Advanced Labs Inc. (Note 9)	663		978
Loss from investment in McEwen Copper Inc. (Note 9)	5,434	6,978	7,508	15,556
Interest expense	2,151	1,549	4,274	2,858
Income and mining tax recovery	(3,816)	(1,111)	(3,990)	(2,190)
Adjusted EBITDA	$22,225	$17,309	$67,020	$26,018

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

The following tables reconcile average realized prices to the most directly comparable U.S. GAAP measure, which is revenue from gold and silver sales.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$59,234	$46,700	$133,283	$82,396
Less: revenue from gold sales, stream	473	294	684	525
Revenue from gold and silver sales, excluding stream	$58,761	$46,406	$132,599	$81,871
GEOs sold	13,948	14,549	29,021	27,596
Less: gold ounces sold, stream	756	479	1,100	862
GEOs sold, excluding stream	13,192	14,070	27,921	26,734
Average realized price per GEO sold, excluding stream	$4,454	$3,298	$4,749	$3,062

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$78,180	$63,239	$189,952	$108,940
Silver sales	55,229	31,646	129,270	57,848
Gold and silver sales	$133,409	$94,885	$319,222	$166,788
Less: commercial discounts	(5,570)	—	(13,755)	—
Revenue from gold and silver sales, excluding commercial discounts	127,839	94,885	305,467	166,788
Gold ounces sold	18,372	18,204	38,183	32,175
Silver ounces sold	791,718	906,118	1,565,965	1,624,501
GEOs sold	31,351	27,530	64,284	49,507
Average realized price per gold ounce sold	$4,255	$3,474	$4,975	$3,386
Average realized price per silver ounce sold	$69.76	$34.92	$82.55	$35.61
Average realized price per GEO sold	$4,255	$3,447	$4,966	$3,369

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our Audit Committee as they are implemented on an annual basis.

There have been no material changes in our critical accounting policies or estimates since the filing of our Annual Report. For further details on the Company’s accounting policies and estimates, refer to the Form 10-K for the year ended December 31, 2025.

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.3% ownership in McEwen Copper as of June 30, 2026, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended June 30, 2026, the Canadian dollar and Argentine peso depreciated by 2.0% and 6.8%, respectively, while the Mexican peso appreciated by 3.3% against the U.S. dollar. In the same period of 2025, the Canadian dollar and Mexican peso appreciated by 5.1% and 8.5%, respectively, while the Argentine peso depreciated by 10.1% against the U.S. dollar.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $5.5 million (CAD $3.3 million) and $0.7 million (MXN $11.7 million), respectively, as at June 30, 2026. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation. Based on the marketable securities balance of $12.8 million as at June 30, 2026, a 1.0% change in fair value would result in a gain or loss of approximately $0.1 million.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $59.2 million for the three months ended June 30, 2026, a 10% change in the price of gold and silver would have had an impact of approximately $5.9 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At June 30, 2026, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of June 30, 2026, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at June 30, 2026, we have surety bonds of $51.1 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.3% of their value and require a deposit of 7.0% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that,as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended June 30, 2026, and through the date of filing of this report were previously reported in reports the Company has filed with the SEC.

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

Item 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

(c)	During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

(d)	On July 31, 2026, Mr. William Shaver notified the Company of his intent to retire from his role as the Company's Chief Operating Officer within a year from the date of his notice to the Company, with the specific date yet to be determined. Mr. Shaver’s retirement is not a result of any disagreement or dispute with the Company and Mr. Shaver intends to remain on the Board of Directors.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 25, 2025, Exhibit 3.1, File No. 001-33190).
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Robert R. McEwen, Chief Executive Officer.
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Perry Ing, Chief Financial Officer.
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
95*	Mine safety disclosure.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN INC.

/s/ Robert R. McEwen
Date: August 5, 2026	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: August 5, 2026	By: Perry Ing,
Interim Chief Financial Officer