Form 10-Q
period 2026-09-30
McEwen Inc.
filed 2026-11-09
CIK 314203

1`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 61,601,097 shares of common stock outstanding.

McEWEN INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

McEWEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands of U.S. dollars, except per share, and shares)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from gold and silver sales	$43,640	$50,534	$176,923	$132,930
Production costs applicable to sales	(32,797)	(35,233)	(99,586)	(82,571)
Depreciation and depletion	(6,889)	(7,485)	(21,808)	(20,192)
Gross profit	3,954	7,816	55,529	30,167

OTHER OPERATING INCOME (EXPENSES):
Advanced projects	(5,324)	(1,658)	(13,466)	(4,237)
Exploration	(11,181)	(6,778)	(28,040)	(15,851)
General and administrative (Note 19)	(7,212)	(6,069)	(24,607)	(14,484)
Income (loss) from equity method investments (Note 9)	(695)	(806)	40,855	(12,256)
Depreciation	(177)	(158)	(522)	(475)
Reclamation and remediation	(724)	(778)	(2,161)	(2,310)
	(25,313)	(16,247)	(27,941)	(49,613)
Operating income (loss)	(21,359)	(8,431)	27,588	(19,446)

OTHER INCOME (EXPENSES):
Interest and other finance income	2,349	1,354	6,342	3,867
Interest and other finance expenses	(2,923)	(2,982)	(8,927)	(8,527)
Other income (expenses) (Note 3)	(1,757)	8,328	(9,698)	16,955
Total other income (expenses)	(2,331)	6,700	(12,283)	12,295
Income (loss) before income and mining taxes	(23,690)	(1,731)	15,305	(7,151)
Income and mining tax recovery (expense) (Note 17)	(12,965)	1,269	(8,975)	3,459
Net income (loss) after income and mining taxes	$(36,655)	$(462)	$6,330	$(3,692)

Net income (loss) per share (Note 13):
Basic	$(0.60)	$(0.01)	$0.11	$(0.07)
Diluted	$(0.60)	$(0.01)	$0.10	$(0.07)
Weighted average common shares outstanding (thousands) (Note 13):
Basic	60,779	54,170	59,982	53,808
Diluted	60,779	54,170	60,696	53,808

OTHER COMPREHENSIVE INCOME:
Change in foreign currency translation adjustments (Note 9)	$40	$—	$61	$—
Comprehensive income (loss)	$(36,615)	$(462)	$6,391	$(3,692)

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of U.S. dollars and shares)

	As at	As at
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$49,116	$51,015
Marketable securities (Note 5)	10,389	21,114
Receivables, prepaids and other current assets (Note 6)	8,592	5,752
Inventories (Note 7)	29,331	26,836
Due from McEwen Copper Inc. (Note 14)	4,022	3,169
Total current assets	101,450	107,886
Mineral property interests and plant and equipment, net (Note 8)	395,572	227,208
Equity method investments (Note 9)	418,076	428,641
Loan receivable from McEwen Copper Inc. (Note 14)	2,106	6,052
Deferred tax assets	18,431	25,591
Inventories (Note 7)	37,612	20,560
Restricted cash (Note 4)	2,174	4,246
Other assets	—	34
TOTAL ASSETS	$975,421	$820,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,672	$44,911
Long-term debt, current portion (Note 10)	9,000	—
Reclamation and remediation liabilities (Note 11)	7,263	6,473
Contract liability (Note 16)	8,080	7,549
Flow-through share premium (Note 12)	—	974
Tax liabilities	1,895	2,976
Lease liabilities	955	926
Total current liabilities	75,865	63,809
Long-term debt, net of issuance costs (Note 10)	117,783	126,168
Reclamation and remediation liabilities (Note 11)	40,797	39,384
Deferred tax liabilities	63,770	40,328
Lease liabilities	1,427	1,088
Other liabilities	1,949	3,204
Total liabilities	$301,591	$273,981

Shareholders’ equity:
Common shares: 61,601 as at September 30, 2026 (in thousands) (Note 12)	$1,942,732	$1,821,530
Accumulated deficit	(1,268,963)	(1,275,293)
Accumulated other comprehensive income	61	—
Total shareholders’ equity	673,830	546,237
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$975,421	$820,218

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands of U.S. dollars and shares)

	Common Stock				Accumulated
	and Additional		Common		Other
	Paid-in Capital		Stock	Accumulated	Comprehensive
Three months ended September 30, 2025 and 2026	Shares	Amount	Issuable	Deficit	Income	Total
Balance, June 30, 2025	54,098	$1,797,436	$—	$(1,312,957)	$—	$484,479
Stock-based compensation	298	4,042	—	—	—	4,042
Exercise of warrants	68	505	—	—	—	505
Net loss	—	—	—	(462)	—	(462)
Balance, September 30, 2025	54,464	$1,801,983	$—	$(1,313,419)	$—	$488,564

Balance, June 30, 2026	59,744	$1,906,616	$32,307	$(1,232,308)	$21	$706,636
Investment in Canadian Gold Corp. (Note 18)	1,527	32,307	(32,307)	—	—	—
Investment in Golden Lake Exploration Inc. (Note 18)	—	—	—	—	—	—
Stock-based compensation	295	3,378	—	—	—	3,378
Exercise of warrants	20	160	—	—	—	160
Share issuance	15	271				271
Net loss	—	—	—	(36,655)	—	(36,655)
Change in foreign currency translation adjustments (Note 9)	—	—	—	—	40	40
Balance, September 30, 2026	61,601	$1,942,732	$—	$(1,268,963)	$61	$673,830

	Common Stock				Accumulated
	and Additional		Common		Other
	Paid-in Capital		Stock	Accumulated	Comprehensive
Nine months ended September 30, 2025 and 2026	Shares	Amount	Issuable	Deficit	Income	Total
Balance, December 31, 2024	53,054	$1,804,702	—	$(1,309,727)	$—	$494,975
Stock-based compensation	421	5,422	—	—	—	5,422
Exercise of warrants	68	505	—	—	—	505
Investment in Goliath Resources Limited	868	6,068	—	—	—	6,068
Purchase of capped call options (Note 10)	—	(15,114)	—	—	—	(15,114)
Shares issued for debt refinancing (Note 10)	53	400	—	—	—	400
Net loss	—	—	—	(3,692)	—	(3,692)
Balance, September 30, 2025	54,464	$1,801,983	—	$(1,313,419)	$—	$488,564

Balance, December 31, 2025	55,517	$1,821,530	—	$(1,275,293)	$—	$546,237
Investment in Canadian Gold Corp. (Note 18)	4,471	90,005	—	—	—	90,005
Investment in Golden Lake Exploration Inc. (Note 18)	532	11,693	—	—	—	11,693
Sales of flow-through shares (Note 12)	727	13,738	—	—	—	13,738
Stock-based compensation	316	5,312	—	—	—	5,312
Exercise of warrants	23	183	—	—	—	183
Share issuance	15	271				271
Net income	—	—	—	6,330	—	6,330
Change in foreign currency translation adjustments (Note 9)	—	—	—	—	61	61
Balance, September 30, 2026	61,601	$1,942,732	—	$(1,268,963)	$61	$673,830

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$6,330	$(3,692)
Adjustments to reconcile net income (loss) from operating activities:
Loss (income) from equity method investments (Note 9)	(40,855)	12,256
Dividends received from Minera Santa Cruz S.A. (Note 9)	58,283	—
Depreciation, amortization and depletion	22,330	20,667
Loss (gain) on marketable securities (Note 5)	4,962	(14,530)
Reclamation accretion and adjustments to estimate	1,513	2,879
Deferred income and mining tax expense (recovery) (Note 17)	7,335	(2,299)
Flow-through premium amortization (Note 12)	(2,067)	(5,447)
Loss on revaluation of consideration payable for Canadian Gold Corp. acquisition (Note 14)	2,382	—
Other	3,326	3,029
Changes in non-cash working capital items:
Change in inventories	(19,188)	(19,130)
Change in other assets related to operations	(5,620)	(179)
Change in accounts payable and accrued liabilities	(6,927)	7,778
Change in contract liability	531	5,805
Change in other liabilities related to operations	(3,873)	(3,376)
Cash provided by operating activities	$28,462	$3,761

Cash flows from investing activities:
Additions to mineral property interests and plant and equipment	$(57,435)	$(35,012)
Loan receivable from McEwen Copper Inc. (Note 14)	(7,500)	(5,056)
Proceeds from relinquishment of loan receivable from McEwen Copper Inc. (Note 14)	13,552	—
Other	1,691	289
Cash used in investing activities	$(49,692)	$(39,779)

Cash flows from financing activities:
Issuance of flow-through common shares, net of issuance costs (Note 12)	$14,831	$—
Proceeds from senior convertible notes (Note 10)	—	110,000
Purchase of capped call options (Note 10)	—	(15,114)
Convertible notes financing costs (Note 10)	—	(4,123)
Principal repayment on long-term debt (Note 10)	—	(20,000)
Proceeds from exercise of stock options and warrants	2,990	3,703
Payment of finance lease obligations	(862)	(765)
Cash provided by financing activities	$16,959	$73,701
Effect of exchange rate change on cash and cash equivalents	300	104
Increase (decrease) in cash, cash equivalents and restricted cash	(3,971)	37,787
Cash, cash equivalents and restricted cash, beginning of period	55,261	17,464
Cash, cash equivalents and restricted cash, end of period	$51,290	$55,251

Supplemental disclosure of cash flow information:
Cash received (paid) during the period:
Interest paid	$(7,233)	$(4,688)
Interest received	$1,586	$1,033
Taxes paid	$(4,789)	$(1,940)
Non-cash investing activities:
Additions to mineral property interests and plant and equipment included in accounts payable and accrued liabilities	$8,734	$—

The accompanying notes are an integral part of these consolidated financial statements.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

McEwen Inc. (the “Company”), through its predecessor entity, US Gold Corporation, was organized under the laws of the State of Colorado on July 24, 1979. The Company is engaged in the production and sale of gold and silver, as well as the development and exploration of copper, gold and silver mineral properties across North and South America.

The Company owns a 100% interest in the Gold Bar Mine Complex in Nevada, United States, the Fox Complex in Ontario, Canada, the Tartan Mine Project in Manitoba, Canada, the El Gallo Project in Sinaloa, Mexico and a portfolio of exploration properties in the United States, Canada, Mexico and Argentina. As at September 30, 2026, the Company also owns a 46.3% interest in McEwen Copper Inc. (“McEwen Copper”), owner of the Los Azules copper project in San Juan, Argentina and a 49.0% interest in Minera Santa Cruz S.A. (“MSC”), owner of the producing San José silver-gold mine in Santa Cruz, Argentina, which is operated by the joint venture majority owner Hochschild Mining plc. and a 26.7% interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. The Company reports its investments in McEwen Copper, MSC and Paragon under the equity method of accounting.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (“Statements of Operations”) for the three and nine months ended September 30, 2026 and 2025, the unaudited Consolidated Balance Sheet as at September 30, 2026 and December 31, 2025, the unaudited Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2026, and 2025, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments over which the Company exerts significant influence but does not control through majority ownership are accounted for using the equity method. Certain prior period amounts have been reclassified for consistency with the current period presentation in the unaudited Consolidated Statements of Cash Flows. The reclassifications had no impact on reported results.

References to “CAD” refers to Canadian Dollar, “USD” refers to United States Dollar, “MXN” refers to Mexican Peso, and “ARS” refers to Argentine Peso.

NOTE 2 OPERATING SEGMENT REPORTING

The chief operating decision-maker (“CODM”) is the executive leadership team of the Company. The CODM reviews operating results, assesses performance and makes decisions about allocation of resources to these segments at the major mine/project level for individual mines with similar economic characteristics, or by investee for investments that are considered reportable segments. As a result, these operating segments also represent the Company’s reportable segments.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The CODM reviews segment income or loss, defined as gold and silver sales, less production costs applicable to sales, depreciation and depletion, advanced projects, and exploration costs and an allocation of other segment items for all segments except for the McEwen Copper and MSC segments, which are evaluated based on the attributable equity income or loss pickup. The CODM uses segment gross profit (loss) and profit (loss) before taxes, or income (loss) from equity method investments, to allocate resources (including employees, property and financial or capital resources) for each segment. CODM predominantly considers such measures in the annual budget and forecasting process. The CODM considers budget-to-actual variances for operating segments on a quarterly basis to support resource allocation and performance evaluation.

Gold and silver sales and production costs applicable to sales for the reportable segments are reported net of intercompany transactions. Capital expenditures include costs capitalized in mineral property interests and plant and equipment in the respective periods.

Significant information relating to the Company’s reportable operating segments for the periods presented is summarized in the tables below:

	Gold Bar	Fox	Tartan			McEwen
Three months ended September 30, 2026	Mine Complex	Complex	Lake (7)	El Gallo	MSC	Copper	Total
Revenue from gold and silver sales	$24,977	$16,939	$—	$1,724	$—	$—	$43,640
Production costs applicable to sales (1)	(19,387)	(12,513)	—	(897)	—	—	(32,797)
Depreciation and depletion (1)	(1,719)	(5,170)	—	—	—	—	(6,889)
Gross profit (loss)	3,871	(744)	—	827	—	—	3,954

Advanced projects (1)	—	(1,428)	—	(3,896)	—	—	(5,324)
Exploration (1)	(5,459)	(2,663)	(3,059)	—	—	—	(11,181)
Income (loss) from equity method investments (2)	—	—	—	—	4,505	(4,550)	(45)
Other segment items (3)	(1,297)	(1,702)	73	(154)	—	—	(3,080)
Segment profit (loss)	$(2,885)	$(6,537)	$(2,986)	$(3,223)	$4,505	$(4,550)	$(15,676)

Unallocated amounts:

Loss from equity method investment (4)							(651)
General and administrative (5)							(5,011)
Depreciation (6)							(125)
Interest and other finance expense, net							(554)
Other expense							(1,673)
Loss before income and mining taxes							$(23,690)

Capital expenditures	$5,313	$15,584	$223	$1,013	$—	$—	$22,133

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	Gold Bar	Fox	Tartan			McEwen
Nine months ended September 30, 2026	Mine Complex	Complex	Lake (7)	El Gallo	MSC	Copper	Total
Revenue from gold and silver sales	$88,709	$71,122	$—	$17,092	$—	$—	$176,923
Production costs applicable to sales (1)	(54,637)	(41,456)	—	(3,493)	—	—	(99,586)
Depreciation and depletion (1)	(5,609)	(16,199)	—	—	—	—	(21,808)
Gross profit	28,463	13,467	—	13,599	—	—	55,529

Advanced projects (1)	—	(3,045)	—	(10,421)	—	—	(13,466)
Exploration (1)	(15,106)	(6,618)	(6,316)	—	—	—	(28,040)
Income (loss) from equity method investments (2)	—	—	—	—	54,562	(12,058)	42,504
Other segment items (3)	(5,023)	(4,794)	31	(392)	—	—	(10,178)
Segment profit (loss)	$8,334	$(990)	$(6,285)	$2,786	$54,562	$(12,058)	46,349

Unallocated amounts:

Loss from equity method investment (4)							(1,821)
General and administrative (5)							(15,898)
Depreciation (6)							(361)
Interest and other finance expense, net							(2,526)
Other expense							(10,438)
Income before income and mining taxes							$15,305

Capital expenditures	$10,682	$47,890	$223	$1,281	$—	$—	$60,076

	Gold Bar	Fox			McEwen
Three months ended September 30, 2025	Mine Complex	Complex	El Gallo	MSC	Copper	Total
Revenue from gold and silver sales	$29,427	$20,780	$327	$—	$—	$50,534
Production costs applicable to sales (1)	(21,701)	(13,485)	(47)	—	—	(35,233)
Depreciation and depletion (1)	(2,212)	(5,273)	—	—	—	(7,485)
Gross profit	5,514	2,022	280	—	—	7,816

Advanced projects (1)	—	—	(1,658)	—	—	(1,658)
Exploration (1)	(3,806)	(2,972)	—	—	—	(6,778)
Income (loss) from equity method investments (2)	—	—	—	3,469	(4,275)	(806)
Other segment items (3)	(474)	(204)	(1,446)	—	—	(2,124)
Segment profit (loss)	$1,234	$(1,154)	$(2,824)	$3,469	$(4,275)	$(3,550)

Unallocated amounts:

General and administrative (5)						(4,725)
Depreciation (6)						(112)
Interest and other finance expense, net						(1,496)
Other income						8,152
Loss before income and mining taxes						$(1,731)

Capital expenditures	$1,371	$9,297	$161	$—	$—	$10,829

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

	Gold Bar	Fox			McEwen
Nine months ended September 30, 2025	Mine Complex	Complex	El Gallo	MSC	Copper	Total
Revenue from gold and silver sales	$79,340	$53,263	$327	$—	$—	$132,930
Production costs applicable to sales (1)	(44,815)	(37,709)	(47)	—	—	(82,571)
Depreciation and depletion (1)	(4,526)	(15,666)	—	—	—	(20,192)
Gross profit (loss)	29,999	(112)	280	—	—	30,167

Advanced projects (1)	—	—	(4,237)	—	—	(4,237)
Exploration (1)	(7,756)	(8,095)	—	—	—	(15,851)
Income (loss) from equity method investments (2)	—	—	—	7,575	(19,831)	(12,256)
Other segment items (3)	(1,310)	(1,957)	(4,057)	—	—	(7,324)
Segment profit (loss)	$20,933	$(10,164)	$(8,014)	$7,575	$(19,831)	$(9,501)

Unallocated amounts:

General and administrative (5)						(11,134)
Depreciation (6)						(332)
Interest and other finance expense, net						(4,219)
Other income						18,035
Loss before income and mining taxes						$(7,151)

Capital expenditures	$10,503	$24,309	$200	$—	$—	$35,012
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to CODM.
(2)	Operating results of McEwen Copper and MSC on a 100% basis are presented in Note 9 – Equity Method Investments.
(3)	Other segment items include:

a.	General and administrative expenses attributable to the segment
b.	Depreciation unrelated to production activities of the segment
c.	Reclamation and remediation
d.	Interest and other expenses (income)
e.	Foreign currency loss (gain)

(4)	Operating results of Paragon on a 100% basis are presented in Note 9 – Equity Method Investments.
(5)	General and administrative expenses comprise primarily of corporate expenses not attributable to any reporting segment.
(6)	Depreciation is attributable to the corporate assets and other non-productive assets.
(7)	Tartan Lake is a newly identified segment resulting from the acquisition of Canadian Gold Corp. (“Canadian Gold”), refer to Note 18 – Asset Acquisitions.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Geographic information

Geographic information includes the long-lived asset balances and revenues presented for the Company’s operating segments, as follows:

	Non-current Assets		Revenue (1)		Revenue (1)
	September 30,	December 31,	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025
USA	$149,323	$114,644	$24,977	$29,427	$88,709	$79,340
Canada (2)	269,936	125,364	16,939	20,780	71,122	53,263
Mexico	28,058	25,759	1,724	327	17,092	327
Argentina (3)(4)	406,117	414,922	—	—	—	—
Total consolidated	$853,434	$680,689	$43,640	$50,534	$176,923	$132,930
(1)	Presented based on the location from which the precious metals originated.
(2)	Includes investment in Paragon of $12.0 million as at September 30, 2026 (December 31, 2025 – $13.7 million).
(3)	Includes investment in MSC of $137.0 million and dividend payable from the Company’s Argentine subsidiary to the Company of $6.9 million as at September 30, 2026 (December 31, 2025 – investment in MSC of $140.7 million), and investment in McEwen Copper of $262.1 million as at September 30, 2026 (December 31, 2025 – $274.2 million).
(4)	Revenue is not reported on a consolidated basis for equity method investments. For a breakdown of Argentina segment revenue, refer to Note 9 – Equity Method Investments.

NOTE 3 OTHER INCOME (EXPENSES)

The following is a summary of other income (expenses) for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Unrealized and realized gain (loss) on investments	$783	$8,053	$(5,123)	$14,503
Other income (expenses)	(2,540)	275	(4,575)	2,452
Total other income (expenses)	$(1,757)	$8,328	$(9,698)	$16,955

NOTE 4 CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a breakdown of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$49,116	$51,015
Restricted cash in non-current assets	2,174	4,246
Total cash and cash equivalents and restricted cash	$51,290	$55,261

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 5 MARKETABLE SECURITIES

The following is a summary of the activity in marketable securities for the nine months ended September 30, 2026 and 2025:

	As at	Additions/	Disposals/	Loss on	As at
	December 31,	transfers during	transfers during	securities	September 30,
	2025	period	period	held	2026
Equity securities	$18,766	$—	$(5,763)	$(3,547)	$9,456
Warrants	2,348	3,380	(3,380)	(1,415)	933
Total marketable securities	$21,114	$3,380	$(9,143)	$(4,962)	$10,389

	As at	Additions/	Disposals/	Gain on	As at
	December 31,	transfers during	transfers during	securities	September 30,
	2024	period	period	held	2025
Marketable securities	$1,206	$7,690	$(168)	$11,921	$20,649
Warrants	411	982	(480)	2,609	3,522
Total marketable securities	$1,617	8,672	(648)	14,530	24,171

Marketable securities consist of equity securities and warrants of publicly listed companies in the mining sector. Equity securities and warrants are measured at fair value with changes in fair value recognized in net income (loss).  Refer to Note 15 - Fair Value Accounting, for the fair value hierarchy levels and valuation techniques.

NOTE 6 RECEIVABLES, PREPAIDS AND OTHER CURRENT ASSETS

The following is a breakdown of balances in receivables, prepaids and other current assets as at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Government sales tax receivable	$5,309	$3,071
Prepaids and other assets	3,283	2,681
Receivables, prepaids and other current assets	$8,592	$5,752

Government sales tax receivables primarily consist of VAT recoverable from tax authorities in Canada, Mexico and Argentina. As at September 30, 2026, the Company has $5.3 million of government sales tax receivables based on $3.0 million for Canada (December 31, 2025 – $1.7 million), $2.2 million for Mexico (December 31, 2025 – $1.3 million) and $0.1 million for Argentina (December 31, 2025 – $0.1 million). Management periodically evaluates the recoverability of these balances based on the applicable tax regulations, the status of refund claims and other available information. Based on this assessment, the Company believes the amounts are recoverable.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 7 INVENTORIES

Inventories as at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Material on leach pads	$47,293	$31,390
In-process inventory	6,650	5,105
Stockpiles	1,585	3,026
Precious metals	2,095	412
Materials and supplies	9,320	7,463
	$66,943	$47,396
Less: long-term portion	(37,612)	(20,560)
Current portion	$29,331	$26,836

During the nine months ended September 30, 2026, inventories at Fox Complex operations were written down by $0.6 million to their estimated net realizable values. Of these write-downs, a total of $0.3 million was included in production costs applicable to sales and $0.3 million was included in depreciation and depletion in the Statements of Operations. The Company did not have any inventory write-downs during the nine months ended September 30, 2025.

NOTE 8 MINERAL PROPERTY INTERESTS AND PLANT AND EQUIPMENT

The applicable definition of proven and probable reserves is set forth in the Regulation S-K 1300 requirements of the SEC. If proven and probable reserves or economically viable deposits exist at the Company’s properties, the relevant capitalized mineral property interests and asset retirement costs are charged to expense based on the units-of-production method upon commencement of production. The Company’s Gold Bar Mine Complex, San José, and Los Azules have proven and probable reserves estimated, and the Grey Fox deposit, within the Fox Complex, has probable reserves in accordance with Regulation S-K 1300.

The mineral properties associated with the Fox Complex include the Froome and Black Fox mines, the Grey Fox deposit, and the Stock property. With the exception of Grey Fox, which has probable reserves, the Fox Complex properties do not have proven and probable reserves that conform to Regulation S-K 1300 and are depleted and depreciated using the units-of-production method over the estimated production for the remaining life of the mine.

The Company reviews and evaluates its long-lived assets for impairment on a quarterly basis or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Once it is determined that impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its estimated fair value.

During the nine months ended September 30, 2026, mineral property interests and plant and equipment increased by approximately $168.4 million, primarily reflecting additions associated with the Canadian Gold and Golden Lake acquisitions of $115.1 million and $11.6 million, respectively. The acquisitions were completed on January 5, 2026 and April 30, 2026, respectively. For further information, refer to Note 18 - Asset Acquisitions.

During the nine months ended September 30, 2026, no indicators of impairment were noted for any of the Company’s mineral property interests.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

A reconciliation of the Company’s equity method investments as at September 30, 2026 and December 31, 2025 is as follows:

As at	September 30, 2026	December 31, 2025
Investment in McEwen Copper Inc.	$262,131	$274,189
Investment in Minera Santa Cruz S.A.	143,986	140,733
Investment in Paragon Advanced Labs Inc.	11,959	13,719
Total equity method investments	$418,076	$428,641

Equity method investment in McEwen Copper

A summary of the operating results for McEwen Copper for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
McEwen Copper (100%)
Advanced projects	$—	$(5,743)	$—	$(39,250)
Other expenses	(6,825)	(1,238)	(16,141)	(3,883)
Foreign exchange loss	(402)	(1,345)	(260)	(2,215)
Interest and other income (expenses) (1)	(3,315)	(879)	(6,376)	2,646
Loss before tax	$(10,542)	$(9,205)	$(22,777)	$(42,702)
Income tax recovery (expense)	777	—	(3,102)	—
Net loss	$(9,765)	$(9,205)	$(25,879)	$(42,702)

Portion attributable to McEwen Inc. (46.3%)
Net loss	$(4,521)	$(4,275)	$(11,982)	$(19,831)
McEwen Inc.’s portion of interest capitalized	(29)	—	(76)	—
Loss from investment in McEwen Copper	$(4,550)	$(4,275)	$(12,058)	$(19,831)

(1) Interest and other income (expenses) include interest on term debt and finance-related income and expenses.

Changes in the Company’s investment in McEwen Copper for the nine months ended September 30, 2026, and for the year ended December 31, 2025, are as follows:

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Investment, beginning of period	$274,189	$298,947
Dilution gain	—	789
Attributable net loss from McEwen Copper	(12,058)	(25,547)
Investment, end of period	$262,131	$274,189

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the key assets and liabilities of McEwen Copper as at September 30, 2026, and December 31, 2025, is as follows:

As at	September 30, 2026	December 31, 2025
Current assets	$159,378	$7,089
Non-current assets	241,058	196,188
Total assets	$400,436	$203,277

Current liabilities	$(20,496)	$(11,365)
Non-current liabilities	(196,526)	(30,394)
Total liabilities	$(217,022)	$(41,759)

As at September 30, 2026, the Company’s investment in McEwen Copper exceeded its proportionate share of the underlying net assets by $199.1 million. This basis difference is attributable to equity method goodwill and not amortized.

Equity method investment in MSC

A summary of the operating results for MSC for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Minera Santa Cruz S.A. (100%)
Revenue from gold and silver sales	$89,355	$91,723	$408,577	$258,511
Production costs applicable to sales	(57,003)	(50,053)	(211,694)	(170,243)
Depreciation and depletion	(7,453)	(16,571)	(23,380)	(37,793)
Gross profit	24,899	25,099	173,503	50,475
Exploration	(3,600)	(3,785)	(13,657)	(9,000)
Other expenses (1)	(9,250)	(4,550)	(11,109)	(8,245)
Income before tax	$12,049	$16,764	$148,737	$33,230
Current and deferred income tax expense	(2,603)	(8,676)	(36,362)	(14,567)
Net income	$9,446	$8,088	$112,375	$18,663

Portion attributable to McEwen Inc. (49.0%)
Net income	$4,629	$3,963	$55,064	$9,145
Amortization of fair value increments	(126)	(504)	(506)	(1,594)
Income tax recovery	2	10	4	24
Income from investment in MSC, net of amortization	$4,505	$3,469	$54,562	$7,575

(1) Other expenses include foreign exchange gains and losses, accretion of asset retirement obligations, and other finance-related expense.

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

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Changes in the Company’s investment in MSC for the nine months ended September 30, 2026, and for the year ended December 31, 2025, are as follows:

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Investment, beginning of period	$140,733	$101,854
Attributable net income from MSC	55,064	43,256
Amortization of fair value increments	(506)	(2,160)
Income tax recovery	4	29
Dividend distribution received	(51,309)	(2,246)
Investment, end of period	$143,986	$140,733

A summary of the key assets and liabilities of MSC as at September 30, 2026, and December 31, 2025, is as follows:

As at	September 30, 2026	December 31, 2025
Current assets	$251,278	$290,704
Non-current assets	86,207	82,290
Total assets	$337,485	$372,994

Current liabilities	$(70,306)	$(107,930)
Non-current liabilities	(46,427)	(37,831)
Total liabilities	$(116,733)	$(145,761)

As at September 30, 2026, the Company’s investment in MSC exceeded its proportionate share of the underlying net assets by $28.3 million. This basis difference is primarily attributable to mineral property interests and amortized on a unit-of-production basis.

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

Due to the timing of the availability of financial information, the Company recognizes its share of the earnings of Paragon on a three-month lag basis. Accordingly, the Company recognized its share of Paragon’s net loss of $0.6 million for the three months ended June 30, 2026 and $1.7 million for the six months ended June 30, 2026. The Company monitors the investee for material intervening events and concluded that no material adjustments were necessary for the nine months ended September 30, 2026.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

A summary of the operating results for Paragon for the three months ended June 30, 2026, and for the period from December 5, 2025 to June 30, 2026, is as follows:

	Three months ended June 30,		Period ended June 30,
	2026	2025	2026	2025
Paragon (100%)
Revenue	$1,920	$—	$4,561	$—
Production costs applicable to sales	(2,395)	—	(4,480)	—
Gross profit (loss)	(475)	—	81	—
Operating expense	(2,489)	—	(5,939)	—
Other income	555	—	776	—
Net loss	(2,409)	—	(5,082)	—
Change in foreign currency translation adjustments	151	—	229	—
Net comprehensive loss for the period	$(2,258)	$—	$(4,853)	$—

Portion attributable to McEwen Inc. (26.7%)
Net loss	$(650)	$—	$(1,710)	$—
Attributable change in foreign currency translation adjustments	40	—	61	—
Comprehensive loss from investment in Paragon	$(610)	$—	$(1,649)	$—

Changes in the Company’s investment in Paragon for the nine months ended September 30, 2026, and December 31, 2025, are as follows:

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Investment, beginning of period	$13,719	$—
Investment in Paragon	—	13,719
Net loss attributable to McEwen Inc.	(1,649)	—
Dilution loss	(172)	—
Change in foreign currency translation adjustments	61	—
Investment, end of period	$11,959	$13,719

A summary of the key assets and liabilities of Paragon as at September 30, 2026, and December 31, 2025, is as follows:

As at	September 30, 2026	December 31, 2025
Current assets	$10,029	$6,328
Non-current assets	28,446	29,294
Total assets	$38,475	$35,622

Current liabilities	$(19,089)	$(10,642)
Non-current liabilities	(21,294)	(22,408)
Total liabilities	$(40,383)	$(33,050)

As at September 30, 2026, the Company’s investment in Paragon exceeded its proportionate share of the underlying net assets by $12.5 million. This basis difference is attributable to equity method goodwill and is not amortized.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

NOTE 10 DEBT

A reconciliation of the Company’s long-term debt as at September 30, 2026, and December 31, 2025, is as follows:

	September 30, 2026	December 31, 2025
Convertible senior unsecured notes due 2030	$110,000	$110,000
Term loan facility	20,000	20,000
Debt issuance costs	(3,217)	(3,832)
	$126,783	$126,168
Less: current portion of debt	9,000	—
Long-term debt	$117,783	$126,168

Term loan facility

On January 31, 2025, the Company amended its Third Amended and Restated Credit Agreement (“ARCA”). The amendments refinanced the outstanding $40.0 million loan and included the following revisions:

●	Scheduled repayments of principal under the ARCA were extended by 24 months. Monthly repayments of principal in the amount of $1.0 million are due beginning on January 31, 2027, with the remaining outstanding principal repayment due on August 31, 2028.
●	On May 6, 2025, the Company issued 53,160 shares of common stock with a value equivalent to $0.4 million or 2% of the outstanding loan balance as at March 31, 2025, to an affiliate of Robert R. McEwen as consideration for the maintenance, continuation and extension of the maturity date of the loan.
●	The Company was permitted to incur up to $110.0 million in principal borrowings under unsecured convertible senior notes due 2030.

The consideration issued for the maintenance, continuation and extension of the maturity date of the loan was accounted for as debt issuance costs, which were capitalized as deferred financing costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method.

Following the issuance of the Convertible Notes (as defined below), on February 21, 2025, the Company voluntarily repaid $20.0 million in principal under the ARCA.

Total interest expense related to the term loan for the three and nine months ended September 30, 2026 was $0.5 million and $1.5 million, respectively, at an effective interest rate of 11.16%. This included $0.5 million and $1.5 million, respectively, in interest at the contractual coupon rate of 9.75% and $35 thousand and $106 thousand, respectively, related to the amortization of the debt issuance costs. Amounts and terms remained consistent for the three and nine months ended September 30, 2025.

Convertible senior unsecured notes

On February 11, 2025, the Company issued $110.0 million in aggregate principal amount of 5.25% convertible senior unsecured notes due 2030 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting offering-related costs of $4.2 million and cost of a Capped Call Transaction (defined hereinafter) of $15.1 million, were approximately $90.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semi-annually in arrears on August 15 and February 15 of each year, beginning on August 15, 2025, and will mature on August 15, 2030, unless earlier converted, redeemed or repurchased by the Company.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

The Convertible Notes may be converted at any time prior to May 15, 2030, only under the following circumstances:

(1)	During any calendar quarter starting after March 31, 2025, if, for at least 20 out of the last 30 consecutive trading days of the previous quarter, the closing price of the Company’s common stock is at least 130% of the conversion price;

(2)	During the five business days following any 10 consecutive trading days in which the trading price of the notes was less than 98% of the value of the Company’s common stock multiplied by the conversion rate on each of those days;

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

The Indenture contains other customary terms and covenants, including certain events of default. The Convertible Notes are accounted for as a single liability in its entirety. No portion of the proceeds was attributed to the conversion option, as the embedded feature did not require bifurcation. In connection with the above-noted transaction, the Company incurred approximately $4.2 million in expenses accounted for as debt issuance costs, which were capitalized as deferred costs within long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The total interest expense related to the Convertible Notes for the three and nine months ended September 30, 2026 was $1.6 million and $4.9 million, respectively, at an effective interest rate of 6.33%, and was composed of $1.5 million and $4.3 million, respectively, related to the contractual interest coupon and $0.2 million and $0.5 million, respectively, related to the amortization of the debt issuance costs. For the three and nine months ended September 30, 2025, total interest expense related to the Convertible Notes was $1.6 million and $4.1 million, respectively, at an effective interest rate of 6.33% and was composed of $1.5 million and $3.8 million, respectively, related to the contractual interest coupon and $0.2 million and $0.4 million, respectively, related to the amortization of the debt issuance costs.

As at September 30, 2026, the Convertible Notes have a net carrying amount of $107.0 million and an estimated fair value of $201.5 million. The fair value is based on Level 1 quoted prices.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

Capped call transactions

In connection with the offering of the Convertible Notes, the Company used approximately $15.1 million of the net proceeds from the offering of the Convertible Notes to pay the cost of the Capped Call Transactions. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap of $17.3 million. The Capped Call Transactions are separate transactions entered into by the Company and are not part of the terms of the Convertible Notes.

As the Capped Call Transactions are freestanding instruments that are both indexed to the issuer’s own stock and classified in shareholders’ equity, the premiums paid in the Capped Call Transactions were classified as a reduction to the additional paid-in capital and will not be remeasured as long as they continue to meet the conditions for equity classification.

NOTE 11 RECLAMATION AND REMEDIATION LIABILITIES

The Company is responsible for the reclamation of certain past and future disturbances at its properties. As at September 30, 2026, the reclamation and remediation liability balances at the properties subject to these obligations were $22.2 million at the Gold Bar, Tonkin, Lookout Mountain and Golden Lake properties in Nevada, $18.8 million at the Fox Complex and $7.1 million at the El Gallo mine in Mexico (December 31, 2025 – $20.8 million, $18.6 million and $6.4 million, respectively).

A reconciliation of the Company’s reclamation and remediation liabilities for the nine months ended September 30, 2026, and for the year ended December 31, 2025, is as follows:

	September 30, 2026	December 31, 2025
Reclamation and remediation liabilities, beginning balance	$45,857	$46,063
Acquisitions and divestitures	146	—
Settlements	(1,497)	(2,705)
Accretion of liability	2,164	3,019
Revisions to estimates and discount rate	2,038	(1,364)
Foreign exchange revaluation	(648)	844
Reclamation and remediation liabilities, ending balance	$48,060	$45,857
Less: current portion	7,263	6,473
Long-term portion	$40,797	$39,384

\

NOTE 12 SHAREHOLDERS’ EQUITY

Flow-through shares issuance

Canadian Exploration Expenses (“CEE”)

On December 19, 2025, the Company issued 215,000 flow-through common shares priced at $23.88 per share for gross proceeds of $5.1 million. Proceeds from the CEE offering are expected to be used for the ongoing explorations of the Grey Fox properties. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $4.9 million were allocated between the sale of tax benefits in the amount of $1.0 million and sale of common shares in the amount of $3.9 million.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As at September 30, 2026, the Company has fulfilled the CEE obligation arising from the December 19, 2025 financing.

Canadian Development Expenses (“CDE”)

On January 22, 2026, the Company issued 350,000 flow-through common shares priced at $20.96 per share for gross proceeds of $7.3 million. Proceeds from the CDE offering are expected to be used for the ongoing exploration and development of the Stock property. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $7.0 million were allocated between the sale of tax benefits in the amount of $0.5 million and sale of common shares in the amount of $6.5 million.

On January 28, 2026, the Company issued 377,000 flow-through common shares priced at $21.55 per share for gross proceeds of $8.1 million. Proceeds from the CDE offering are expected to be used for the ongoing exploration and development of the Stock property. Total proceeds were allocated between the sale of tax benefits and the sale of common shares. Total issuance costs of $0.3 million were accounted for as a reduction in the value of the common shares. Net proceeds of $7.8 million were allocated between the sale of tax benefits in the amount of $0.6 million and sale of common shares in the amount of $7.2 million.

The Company is required to spend these flow-through share proceeds on flow-through eligible expenditures, as defined by subsection 66.1(5) and 66.1(6) of the Income Tax Act (Canada). As at September 30, 2026, the Company has fulfilled the CDE obligation arising from the January 22, 2026 and January 28, 2026 financing.

Investments in Goliath Resources Limited

On March 10, 2025, the Company issued 868,056 common shares to acquire 5,181,347 units of Goliath Resources Limited in a non-brokered private placement. Each unit comprises of one common share in the capital of Goliath Resources and one-half of one common share purchase warrant.

Investments in Paragon Advanced Labs Inc.

On December 9, 2025, the Company issued 709,992 common shares in exchange of 8,742,880 Paragon shares. For further information, refer to Note 9 – Equity Method Investments.

Investments in Canadian Gold Corp.

On January 5, 2026, the Company completed the acquisition of Canadian Gold by acquiring all issued and outstanding common shares. Pursuant to an Arrangement Agreement, the Company issued 2,943,776 common shares at a deemed price of $19.60 per share, for the consideration of $57.7 million. The number of instruments issued was determined based on an exchange ratio of 0.0225 applied to Canadian Gold shares outstanding. Additionally, the consideration for the acquisition included 1,529,508 subscription receipts with a fair value of $30.0 million, the issuance of which was contingent upon shareholder approval. Following approval by the Company’s disinterested shareholders at the Annual Meeting of Shareholders held on June 4, 2026, the subscription receipts were converted into common shares, which were issued on July 27, 2026. Refer to Note 14 – Related Party Transactions and Note 18 – Asset Acquisitions for additional details.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

NOTE 13 NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the treasury stock method for options and warrants and the if-converted method for the convertible senior unsecured notes. Under the if-converted method, interest expense, net of tax, is added back to net income (loss) and the weighted average shares outstanding are increased by the shares issuable upon conversion of the notes. In applying the treasury stock method, instruments with an exercise price greater than the average quoted market price of the common shares for the period are not included in the calculation, as the impact would be anti-dilutive.

For periods in which the Company has reported a net loss, diluted net loss per share is computed in the same manner as basic net loss per share because potentially dilutive instruments, including the conversion option embedded in the convertible senior unsecured notes, are generally anti-dilutive during such periods.

Below is a reconciliation of the basic and diluted weighted average number of common shares and the computations for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(amounts in thousands, unless otherwise noted)
Basic earnings per share
Net income (loss) available to common stockholders – Basic earnings per share	$(36,655)	$(462)	$6,330	$(3,692)
Weighted average basic shares	60,779	54,170	59,982	53,808
Basic net income (loss) per share	$(0.60)	$(0.01)	$0.11	$(0.07)

Diluted earnings per share
Net income (loss) available to common stockholders – Diluted earnings per share	$(36,655)	$(462)	$6,330	$(3,692)
Weighted average basic shares	60,779	54,170	59,982	53,808
Dilutive effect of stock options, restricted stock units and warrants	—	—	714	—
Weighted average diluted shares	60,779	54,170	60,696	53,808
Diluted net income (loss) per share	$(0.60)	$(0.01)	$0.10	$(0.07)

Diluted Earnings per Share

For the three months ended September 30, 2026, all 1,438,449 outstanding stock options and 60,000 outstanding warrants were anti-dilutive and excluded from the computation of diluted income (loss) per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net income (loss) per share.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

For the nine months ended September 30, 2026, the weighted average number of common shares outstanding was increased by 714,040 incremental shares to reflect the impact of dilutive instruments. The 12,716,759 potential common shares issuable upon conversion of the senior unsecured notes were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

For the three and nine months ended September 30, 2025, all 1,513,600 outstanding stock options and all 100,349 outstanding warrants were anti-dilutive and excluded from the computation of diluted income (loss) per share, as the Company was in a loss position, and all potentially dilutive instruments were anti-dilutive and therefore not included in the calculation of diluted net income (loss) per share.

NOTE 14 RELATED PARTY TRANSACTIONS

Due to related parties

The Company recorded the following expenses in respect to the related parties outlined below during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVlaw	$90	$68	$295	$230
Paragon Advanced Labs Inc.	1,804	—	3,273	—
Total expenses	$1,894	$68	$3,568	$230

The Company has the following outstanding accounts payable balances in respect to the related parties outlined below:

	September 30, 2026	December 31, 2025
Paragon Advanced Labs Inc.	$540	$168
REVlaw	—	46
Total due to related parties	$540	$214

On January 5, 2026, the Company completed the acquisition of Canadian Gold by acquiring all issued and outstanding common shares of Canadian Gold in exchange for shares of the Company’s common stock. All Canadian Gold shares, other than those held by Robert R. McEwen, Chairman and Chief Executive Officer of the Company, were exchanged for 3,208,481 common shares of the Company. In respect of his ownership interest, Mr. McEwen received 1,526,785 subscription receipts, the conversion of which into common shares of the Company was subject to approval by the Company’s shareholders in accordance with applicable listing rules. The condition was satisfied on June 4, 2026, and the common shares were issued on July 27, 2026. For further information, refer to Note 18 – Asset Acquisitions. As at June 4, 2026, the fair value of the consideration was $32.3 million, resulting in a $2.3 million loss recognized in the Statements of Operations.

REVlaw is a company owned by Carmen Diges, General Counsel and Secretary of the Company. The legal services of Ms. Diges as General Counsel and Secretary and other support staff, as needed, are provided by REVlaw in the normal course of business and have been recorded at their exchange amount.

Paragon is a related party of the Company, in which the Company holds a 26.7% ownership interest and exercises significant influence. The assaying services are provided by Paragon in the normal course of business and have been recorded at their exchange amount.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

An affiliate of Robert R. McEwen, Evanachan Limited, acted as a lender in the restructured $40.0 million term loan and continued as such under the ARCA. On January 31, 2025, the outstanding $40.0 million loan was refinanced, extending the repayment of principal by 24 months, and is due beginning on January 31, 2027, with the remaining outstanding principal repayment due on August 31, 2028. Following the aforementioned financing, the Company repaid $20.0 million in principal. As consideration for the maintenance, continuation and extension of the maturity date of the loan, the Company issued 53,160 shares with a value equivalent to 2% of the outstanding loan balance as at March 31, 2025. During the three and nine months ended September 30, 2026, the Company paid $0.5 million and $1.5 million, respectively, in interest to this affiliate (three and nine months ended September 30, 2025 – $0.5 million and $1.8 million, respectively). Interest is payable monthly at a rate of 9.75% per annum.

Due from related parties

Current receivables

As at September 30, 2026, current receivables of $4.0 million from McEwen Copper primarily comprise of charges for management, technical, legal, financial, administrative, geological and engineering services incurred by the Company and billed to McEwen Copper.

McEwen Copper loan

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

Subsequently, on August 26, 2026, the Company transferred its $13.6 million loan receivable and all associated warrants from McEwen Copper to unrelated third parties in a non-recourse transaction for cash proceeds. Collectively, the derecognition of the loan receivable and warrants resulted in a net loss of approximately $0.1 million recognized in the Statements of Operations.

Andes Corporación Minera S.A. (“ACMSA”) loan

On February 6, 2026, Minera Andes S.A., an Argentinian subsidiary of the Company, entered into a loan agreement with ACMSA, an Argentinian subsidiary of McEwen Copper, in respect of $2.1 million in previously advanced funds. The loan is due on February 29, 2028, and bears interest at a rate of 12% per annum, payable monthly. For the three and nine months ended September 30, 2026, the Company recognized interest income of $63.7 thousand and $163.4 thousand, respectively, representing contractual interest (three and nine months ended September 30, 2025 – $nil).

Investments in related parties

On March 27, 2025, the Company participated in a private placement offering of units issued by Canadian Gold, an affiliate of Robert R. McEwen, who owned approximately 32.5% of Canadian Gold, and Ian Ball, a director of the Company, who serves as a consultant for Canadian Gold and served as its interim Chief Executive Officer from April 2023 to October 2023. For more information, refer to Note 18 – Asset Acquisitions.

On April 28, 2025, the Company exercised 9.2 million of its 10.0 million warrants in Inventus Mining Corp. Subsequently, on July 11, 2025, the Company exercised an additional 800,000 warrants.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

● Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s Level 3 financial instruments reported as of June 30, 2026 related to the McEwen Copper warrants. These warrants were derecognized during Q3/26 and accordingly, the Company has no financial instruments classified within Level 3 of the fair value hierarchy as at September 30, 2026.

The following table presents the Company’s financial assets that are recorded at fair value in the accompanying Consolidated Balance Sheets:

	Fair value as at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$9,456	$933	$—	$10,389

	Fair value as at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$18,766	$2,348	$—	$21,114

The fair value measurement of the Company’s convertible senior unsecured notes is presented in Note 10 – Debt and is not included in the table above. The carrying value of the term loan approximates its fair value based on its recent refinancing.

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

NOTE 16 COMMITMENTS AND CONTINGENCIES

Reclamation obligations

As part of its ongoing business and operations, the Company is required to provide bonding for its environmental reclamation obligations. As at September 30, 2026, the Company has surety facilities in place to cover its bonding obligations, which include $38.5 million (December 31, 2025 – $34.4 million) of bonding in Nevada pertaining primarily to the Tonkin and the Gold Bar properties and $13.3 million (C$18.9 million) (December 31, 2025 – $13.8 million (C$18.9 million)) of bonding in Canada with respect to the Fox Complex.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The terms of the facilities carry an average annual financing fee of 2.2% and require an average deposit of 2.2%. Surety bonds are available for draw-down by the beneficiary in the event the Company does not fulfil its reclamation obligations. If the specific reclamation requirements are met, the beneficiary of the surety bonds will release the instrument to the issuing entity. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise. As at September 30, 2026, the Company records $2.2 million in restricted cash in non-current assets as a deposit against the surety facility (December 31, 2025 – $4.2 million).

Flow-through eligible expenses

On December 19, 2025, the Company completed a flow-through share issuance for gross proceeds of $5.1 million. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company has fulfilled its obligations related to the December 19 issuance.

On January 22, 2026 and January 28, 2026, the Company completed flow-through share issuances for gross proceeds of $7.3 million and $8.1 million, respectively. The proceeds of this offering will be used for the continued exploration and development of the Company’s properties in the Timmins region of Canada. The Company has fulfilled its obligations related to the January 22 and January 28, 2026 issuances.

Prepayment agreement

On February 10, 2026, the Company extended the existing precious metals purchase agreement with Auramet International LLC. Key terms of the agreement remained unchanged. Under this agreement, the Company may sell the gold and silver contained in doré bars produced at the Gold Bar Mine Complex, Fox Complex and El Gallo prior to the completion of refining on a Spot Basis, on a Forward Basis, on an In-Process Basis and Prepayment Basis i.e., the gold is priced and paid for while the gold is:

(i)	at a mine for a maximum of 15 business days prior to delivery; or
(ii)	in transit to a refinery; or
(iii)	while being refined at a refinery.

During the three and nine months ended September 30, 2026, the Company received net proceeds of $42.7 million and $109.4 million, respectively, from the sales on a Prepayment Basis (three and nine months ended September 30, 2025 – $26.3 million and $64.6 million, respectively). For the three and nine months ended September 30, 2026, the Company recorded revenue of $34.6 million and $101.3 million, respectively, related to the gold sales (three and nine months ended September 30, 2025 – $17.0 million and $55.3 million, respectively), with the remaining $8.1 million representing 1,950 ounces pledged but not yet delivered to Auramet International LLC (September 30, 2025 – $9.3 million representing 2,500 ounces pledged but not yet delivered) recorded as a contract liability on the Consolidated Balance Sheets as at September 30, 2026.

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

September 30, 2026

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

NOTE 17 INCOME AND MINING TAXES

The Company’s income and mining tax expense (recovery) for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Domestic	$1,627	$386	$1,427	$(1,011)
Foreign	2,959	270	2,280	5,298
Current tax expense	$4,586	$656	$3,707	$4,287

Domestic	$4,181	$—	$3,395	$—
Foreign	4,198	(1,925)	1,873	(7,746)
Deferred tax expense (recovery)	$8,379	$(1,925)	$5,268	$(7,746)
Total income and mining tax expense (recovery)	$12,965	$(1,269)	$8,975	$(3,459)

The income and mining tax expense (recovery) for the three and nine months ended September 30, 2026 and 2025 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss, primarily due to the impact of taxation in foreign jurisdictions and the non-recognition of deferred tax assets.

For the three and nine months ended September 30, 2026 and 2025, the Company used the annual effective tax rate method to calculate its tax provision. The current income and mining tax expense of $3.7 million for the nine months ended September 30, 2026 was primarily attributable to withholding taxes in Argentina and Nevada Net Proceeds Tax in the United States.  The deferred income and mining tax expense of $5.3 million for the nine months ended September 30, 2026 was primarily attributable to the reversal of previously recognized deferred tax assets and the recognition of deferred tax expense related to the book-to-tax difference in the Company’s investment in Minera Santa Cruz, partially offset by tax recoveries related to the amortization of the flow-through share premium.

NOTE 18 ASSET ACQUISITIONS

Canadian Gold Corp. acquisition

On January 5, 2026, the Company completed the acquisition of Canadian Gold, an exploration mine that has a 100% interest in the Tartan Mine Project located in the province of Manitoba, Canada. The Company acquired 100% of Canadian Gold’s outstanding equity interests.

The Company accounted for the acquisition of Canadian Gold as an asset acquisition, in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations.

Consideration transferred to acquire Canadian Gold was measured at fair value. Pursuant to the Arrangement Agreement, the Company issued 2,943,776 common shares with a fair value of $57.7 million as part of the consideration. Additionally, the consideration transferred included 1,529,508 subscription receipts with a fair value of $30.0 million that were contingently issuable subject to shareholder approval. The Company’s previously held equity interest was measured at a fair value of $5.1 million and included in consideration.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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
$92,804

Golden Lake Exploration Inc. acquisition

On April 30, 2026, the Company completed the acquisition of Golden Lake, a mineral exploration company that has an option to purchase a 100% interest in the Jewel Ridge and Jewel Ridge West projects, located adjacent to the Company’s Windfall and Lookout Mountain properties. The Company acquired 100% of Golden Lake’s outstanding equity interests.

The Company accounted for the acquisition of Golden Lake as an asset acquisition, in accordance with ASC 805 – Business Combinations.

Consideration transferred to acquire Golden Lake was measured at fair value. Pursuant to the Arrangement Agreement, the Company issued 532,499 common shares with a fair value of $11.6 million as part of the consideration. The consideration also included 18,490 stock options with an estimated fair value of $0.1 million.

McEWEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

(tabular amounts are in thousands of U.S. dollars, unless otherwise noted)

The following tables summarize the purchase price and the estimated fair value of assets acquired and liabilities assumed on April 30, 2026:

Fair value
April 30, 2026
Purchase price:
Common shares	$11,545
Options	148
$11,693

Fair value
April 30, 2026
Purchase price:
Cash and cash equivalents	$653
Restricted cash	245
Accounts receivable	19
Mineral property interests	11,597
Reclamation and remediation liabilities	(146)
Accounts payable and accrued liabilities	(39)
Deferred income tax liability	(636)
$11,693

NOTE 19 GENERAL AND ADMINISTRATIVE EXPENSES

The Company’s general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Professional services	$4,008	$2,028	$14,281	$5,718
Salaries and benefits	1,299	1,373	3,905	3,478
Acquisition and financing costs	383	181	1,387	799
Legal fees	312	1,232	1,113	1,926
Other	1,210	1,255	3,921	3,171
	$7,212	$6,069	$24,607	$15,092
Less: debt issuance costs in general and administrative	—	—	—	(608)
Total general and administrative expenses	$7,212	$6,069	$24,607	$14,484

NOTE 20 SUBSEQUENT EVENT

On October 8, 2026, the Company and its wholly owned subsidiaries, Lexam VG Gold Inc. and VG Holdings Inc., entered into an agreement with Dome Mine Ltd., a wholly owned subsidiary of Discovery Mining Ltd., to sell certain mineral and surface interests associated with the Fuller and Paymaster properties located in Timmins, Ontario, for total consideration of $55.0 million. The transaction includes the Company’s interests in the Fuller property, its 60% interest in the Paymaster joint venture and certain related surface rights. The consideration consists of $5.0 million in cash and $50.0 million in common shares of Discovery Mining Ltd., with the number of shares to be determined based on the five-day volume-weighted average share price ending two business days prior to the closing date. The sale was subsequently completed on October 21, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, “McEwen”, the “Company,” “we,” “our,” and “us” refer to McEwen Inc. and, as the context requires, its consolidated subsidiaries.

The discussion also analyzes our results of operations for the three and nine months ended September 30, 2026, and compares those to the results for the three and nine months ended September 30, 2025. Regarding properties or projects that are not in production, we provide some details of our plan of operation. We suggest that you read this discussion in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “Annual Report”).

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

For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measure included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, and 2025 and to our Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, and certain limitations inherent in such measures, see discussion under “Non-GAAP Financial Performance Measures,” beginning on page 47.

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

Throughout this Management’s Discussion and Analysis (“MDA”), the reporting periods for the three months ended September 30, 2026, and 2025 are abbreviated as Q3/26 and Q3/25, respectively and the reporting periods for the nine months ended September 30, 2026, and 2025 are abbreviated as 9M/26 and 9M/25, respectively. Disclosed gold equivalent ounces (“GEO”) includes gold and silver ounces calculated based on a gold to silver ratio of 68:1 for Q3/26 and 88:1 for Q3/25, based on the average per ounce price of gold and silver during each period.

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

The Company owns 100% of the Froome mine and Stock mill in Ontario, Canada; 100% of the Tartan Mine Project in Manitoba, Canada; 100% of the Gold Bar Mine Complex in Nevada; 100% of the Jewel Ridge Project in Nevada; 100% of El Gallo (previously known as the Fenix Project) in Sinaloa, Mexico; a 46.3% interest in McEwen Copper Inc., the owner of the Los Azules copper project (“Los Azules”) in San Juan, Argentina; a 49% interest in MSC, the owner and operator of the San José mine in Santa Cruz, Argentina and 26.7% interest in Paragon Advanced Labs Inc. (“Paragon”), a provider of advanced analytical services to the mining industry. In addition to the above, we hold interests in advanced-stage and exploration-stage projects in the United States, Canada, Mexico, and Argentina.

Q3/26 OPERATING AND FINANCIAL HIGHLIGHTS

Highlights for Q3/26 are summarized below and discussed further under “Consolidated Performance”:

Corporate Developments

●	On August 26, 2026, the Company sold and assigned its entire interest in the McEwen Copper Inc. loan receivable, together with the associated warrants, to unrelated third parties for cash proceeds of $13.6 million. Following the transaction, the Company retained no rights, interests, or continuing involvement in the transferred loan or warrants.
●	McEwen Copper Inc. ("MCI"), in which the Company holds a 46.3% ownership interest, closed a $240.0 million senior secured term loan facility on August 27, 2026. The financing, provided by a syndicate of lenders, will support the continued advancement of the Los Azules copper project in San Juan, Argentina, as well as general corporate purposes. The facility enhances MCI's liquidity as it advances engineering and early works activities toward a final investment decision anticipated in mid-2027 and continues preparations for a potential initial public offering.

Subsequent Events

●	On October 8, 2026, the Company entered into an agreement to sell its interests in the Fuller and Paymaster properties and certain related surface rights for total consideration of $55.0 million, consisting of $5.0 million in cash and $50.0 million in common shares of Discovery Mining Ltd. The transaction is expected to provide additional capital to support the Company’s operations and development projects and remains subject to customary closing conditions. The sale was subsequently completed on October 21, 2026.

Financial Highlights

●	Q3/26 revenues of $43.6 million were recognized from the sale of 10,689 GEOs from our 100% owned operations at an average realized price(2) of $4,151 per GEO. This compares to Q3/25 revenues of $50.5 million from the sale of 14,968 GEOs at an average realized price of $3,477 per GEO.
●	We reported gross profit of $4.0 million in Q3/26 compared to $7.8 million in Q3/25. The change was primarily driven by a 14% decrease in revenues as a result of a 29% decrease in GEOs sold, offset by a 19% increase in average realized price during the quarter.
●	Net loss for Q3/26 was $36.7 million, or $0.60 per share, compared to a net loss of $0.5 million, or $0.01 per share, in Q3/25. The higher net loss primarily reflected a 49% decrease in gross profit and a $12.9 million increase in other operating expenses, driven by increased exploration and advanced project expenditures, including drilling at Grey Fox and exploration and resource conversion and expansion activities at Windfall and Lookout Mountain within the Eureka Project. The increase in net loss also reflects a $9.0 million increase in other expense, primarily due to higher unrealized losses on marketable securities of $7.3 million and a $13.0 million income tax expense for Q3/26.
●	Adjusted EBITDA (loss) (2) for Q3/26 was a loss of $10.9 million, compared to Q3/25 adjusted EBITDA of $11.8 million. Adjusted EBITDA excludes the impact of McEwen Copper and Paragon’s results and reflects the earnings of our operating properties, including the San José mine(1).
●	Fox Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/26 were $2,911 and $3,725 respectively as compared to annual guidance ranges of $2,200 to $2,400 and $2,650 to $2,850, respectively. Q3/26 unit costs were above annual guidance primarily due to lower production and GEOs sold as operations transitioned from Froome to Stock. The Company expects to remain on track to end the year within its annual guidance ranges, including costs associated with the additional production expected from Froome West in Q4/26.
●	Gold Bar Mine Complex unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/26 were $3,248 and $3,520, respectively, as compared to annual guidance of $2,650 to $2,950 and $2,900 to $3,200 respectively. Q3/26 unit costs were higher than annual guidance primarily due to lower quarterly GEO production.
●	San José unit costs: Cash costs(2) and AISC(2) per GEO sold in Q3/26 were $2,916 and $3,414, respectively, as compared to full year guidance of $2,000 to $2,200 and $2,300 to $2,500, respectively. Higher unit costs were primarily the result of 23% higher production costs due to relative strength in the Argentine peso compared to the US Dollar, as well as Argentine inflation. These trends are expected to continue through the remainder of 2026.

Exploration Highlights

●	We completed 25,886 feet (7,884 meters) of drilling at our Grey Fox deposit, incurring $2.7 million of exploration expenditures during Q3/26. During July 2026, an updated reserve and resource estimate was released supporting the results of the prefeasibility study announced in June 2026. The study outlines a 15-year mine life extending production at the Fox Complex through 2041, supported by probable mineral reserves of 980,300 ounces of gold, and demonstrates robust project economics, including a post-tax NPV (5%) of $282 million and an IRR of 24.8% at a gold price of $3,000 per ounce.
●	We incurred $5.5 million in exploration expenses at the Gold Bar Mine Complex during Q3/26, primarily to advance exploration and resource development activities across the Eureka Project, including the Windfall and Lookout Mountain deposits. The July 2026 reserve and resource estimate reported combined Indicated Mineral Resources of 629,800 ounces of gold and Inferred Mineral Resources of 262,000 ounces of gold, with most of the mineralization considered potentially amenable to heap-leach processing. Exploration drilling continued during the quarter to support resource conversion, expansion and potential resource growth.
●	We incurred $3.1 million in exploration expenses at the Tartan Mine Project during Q3/26. The exploration expense was primarily incurred on drilling aiming to upgrade and expand both the high-grade portion of the Main Zone and the current mineral resources that were published in a supporting Technical Report Summary in May. The mineral resource estimate incorporates drill hole data compiled from both historical and recent exploration programs, supporting an estimated 308,900 ounces of indicated gold resources and 302,700 ounces of inferred gold resources.

(1) At our 49% attributable interest.

(2) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

Operational Highlights

●	Q3/26 consolidated production was 22,852 GEOs (9M/26 – 84,195 GEOs), compared to 29,662 GEOs in Q3/25 (9M/25 – 81,346 GEOs). Production includes 11,786 GEOs in Q3/26 for our attributable interest in the San José mine(1) (Q3/25 – 14,986) and 43,388 attributable GEOs in 9M/26 (9M/25 – 39,628 GEOs). Due to forecasted changes in our operations, we have revised our 2026 consolidated guidance to 109,000 to 120,000 GEOs.
●	Q3/26 consolidated sales of 20,268 GEOs (9M/26 – 81,467 GEOs), compared to 26,134 GEOs sold in Q3/25 (9M/25 – 77,988 GEOs). Total sales include 9,579 attributable GEOs from the San José mine(1) in Q3/26 (Q3/25 – 11,166 GEOs) and 41,078 attributable GEOs during 9M/26 (9M/25 – 35,425 GEOs).
●	At the Fox Complex, we invested approximately $12.2 million in the Stock project during Q3/26, advancing underground development and completing key ventilation, heating, electrical and other infrastructure as the project progresses toward commercial production. Development activities continued at Stock East and West, while personnel and equipment began transitioning from Froome to Stock to support ongoing mine development. At Froome, we produced 4,427 GEOs during Q3/26 (9M/26 – 17,212 GEOs), representing a 31% decrease from 6,386 GEOs in Q3/25 (9M/25 – 17,334 GEOs), primarily reflecting lower processed grades and tonnage as operations continued the transition from Froome to Stock. Production at Froome is expected to continue until Q1/27.
●	At the Gold Bar Mine Complex, we produced 6,215 GEOs during Q3/26 (9M/26 – 19,941 GEOs), representing a 24% decrease from the 8,191 GEOs produced in Q3/25 (9M/25 – 24,285 GEOs). Lower Q3/26 production primarily reflected fewer ounces recovered during the quarter despite higher tonnes stacked and average mined grades, as ounces reflected higher carbonaceous materials encountered in certain mining zones. The year-to-date decrease also reflected operational challenges experienced during Q2/26, including the temporary shutdown of the mine assay laboratory and complex mining zones containing higher carbonaceous material that did not reconcile with the mine model.
●	San José’s Q3/26 production decreased by 21%, with 24,054 GEOs produced in Q3/26 (9M/26 – 88,546 GEOs), compared to 30,583 GEOs in Q3/25 (9M/25 – 80,874 GEOs). The decrease primarily reflected an 8% reduction in processed mineralized material and lower recoveries due to operational challenges experienced during the winter season. San José remains on track to meet its annual production guidance of 59,000 to 64,000 GEOs.
●	We continued to meet safety expectations at our 100% owned operations. During Q3/26, we did not have any lost-time incidents at the Fox Complex, the Gold Bar Mine Complex, or El Gallo. The Nevada Mining Association recently recognized the Gold Bar Mine Complex as the recipient of its 2026 Mine Operator and Safety Award that recognizes companies that demonstrate exceptional safety performance.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING RESULTS

The following tables present consolidated selected financial and operating results of the Company for the three and nine months ended September 30, 2026, and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share)
Revenue from gold and silver sales (1)	$43,640	$50,534	$176,923	$132,930
Production costs applicable to sales (1)	$(32,797)	$(35,233)	$(99,586)	$(82,571)
Gross profit (1)	$3,954	$7,816	$55,529	$30,167
Net (loss) income	$(36,655)	$(462)	$6,330	$(3,692)
Net income (loss) per share	$(0.60)	$(0.01)	$0.11	$(0.07)
Adjusted EBITDA (2)	$(10,850)	$11,815	$53,989	$38,007
Cash from (used in) operating activities	$(29,862)	$5,215	$28,462	$3,761
Additions to mineral property interests and plant and equipment	$17,586	$25,363	$57,435	$35,012

(1)	Excludes results from the San José mine, which is accounted for under the equity method.
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

	September 30, 2026	December 31, 2025

	(in thousands, unless otherwise indicated)
Cash and cash equivalents	$49,116	$51,015
Current assets	$101,450	$107,886
Current liabilities	$75,865	$63,809
Long-term debt	$117,783	$126,168

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

GEOs produced (1)	22,852	29,662	84,195	81,346
100% owned operations	11,066	14,676	40,807	41,718
San José mine (49% attributable)	11,786	14,986	43,388	39,628
GEOs sold (1)	20,268	26,134	81,467	77,988
100% owned operations	10,689	14,968	40,389	42,563
San José mine (49% attributable)	9,579	11,166	41,078	35,425
Average realized price ($/GEO) (2)(3)	$4,151	$3,477	$4,514	$3,218
P.M. Fix Gold ($/oz)	$4,262	$3,457	$4,545	$3,201
Cash costs per ounce ($/GEO sold) (2)
100% owned operations	$3,107	$2,366	$2,579	$1,943
San José mine (49% attributable)	$2,916	$2,196	$2,525	$2,355
AISC per ounce ($/GEO sold) (2)
100% owned operations	$3,606	$2,639	$3,035	$2,364
San José mine (49% attributable)	$3,414	$2,771	$2,946	$2,881
Gold : Silver ratio (1)	68 : 1	88 : 1	62 : 1	92 : 1

(1)	Silver production is presented as a gold equivalent with a gold : silver ratio of 68 : 1 for Q3/26, and 88 : 1 for Q3/25
(2)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.
(3)	On sales from 100% owned operations only, excluding sales from our streaming arrangement at the Fox Complex.

CONSOLIDATED OPERATIONS REVIEW

Revenue from gold and silver sales: During 9M/26, revenue from our 100%-owned operations increased by 33% to $176.9 million, from $132.9 million in 9M/25, primarily reflecting a higher average realized price of $4,514 per GEO compared to $3,218 per GEO in 9M/25. During Q3/26, revenue decreased by 14% to $43.6 million, from $50.5 million in Q3/25, as a 29% decrease in GEOs sold more than offset the 19% increase in the average realized price to $4,151 per GEO from $3,477 per GEO.

Production costs applicable to sales: For 9M/26, production costs applicable to sales increased to $99.6 million from $82.6 million in 9M/25, reflecting higher costs at Gold Bar and Fox. At Gold Bar, the increase reflected higher fuel and assay costs, including temporary building and generator rental costs associated with the laboratory shutdown earlier in the year, while higher costs at Fox reflected increased mining and processing activities as operations progressed through the transition from Froome to Stock. For Q3/26, production costs decreased to $32.8 million from $35.2 million in Q3/25, primarily due to lower labour, materials and contractor costs at Fox associated with the timing of operating development at Stock.

Advanced project costs were $5.3 million in Q3/26, a $3.7 million increase compared to $1.7 million in Q3/25. For 9M/26, advanced project costs were $13.5 million as compared to $4.2 million in 9M/25. This increase was primarily attributable to study costs associated with the Grey Fox project and a $2.2 million increase in costs incurred at El Gallo related to additional crushing activities and metallurgical testing undertaken to optimize cyanide destruction.

Exploration costs were $28.0 million in 9M/26, compared to $15.9 million in 9M/25. For Q3/26, exploration costs were $11.2 million, compared to $6.8 million in Q3/25. The increases primarily reflected expanded drilling and exploration activities across the Company’s development assets. At the Fox Complex, $2.7 million was incurred as drilling continued at Grey Fox, including the Gibson and Whiskey Jack zones, supporting resource growth and the potential extension of mine life. At the Gold Bar Mine Complex, exploration activities focused on the Eureka Project, including Windfall and Lookout Mountain, with drilling directed toward resource conversion, expansion and opportunities for additional resource growth.

Income from equity method investments: During 9M/26, we recorded an income of $40.9 million from our equity method investments compared to a loss of $12.3 million in 9M/25. During 9M/26, we reported an income of $54.6 million from Minera Santa Cruz S.A., a loss of $12.1 million from McEwen Copper and a $1.6 million loss from Paragon. In Q3/26, we recorded a loss of $0.7 million from our equity method investments, compared to a loss of $0.8 million in Q3/25. This amount represents the Company’s proportionate share of the results of MSC, McEwen Copper, and Paragon. Details of operating results of the Company’s equity method investees are presented in the “Operations Review” section of this MDA and Note 9 to the Consolidated Financial Statements.

General and administrative expenses: General and administrative costs of $24.6 million for 9M/26 increased by $10.1 million compared to 9M/25. In Q3/26, we incurred $7.2 million in general and administrative expenses compared to $6.1 million in Q3/25. The increase was primarily attributable to a $2.0 million increase for Q3/26 and an $8.6 million increase for 9M/26 related to fees paid for professional services.

Interest and other finance expenses, net: Interest and other finance expenses totaled $2.6 million for 9M/26, a $2.1 million decrease compared with $4.7 million for 9M/25. The decrease was primarily attributable to $2.4 million of interest income earned on short-term investments and $0.9 million of interest income earned on a loan receivable from a related party, partially offset by $1.3 million of interest expense associated with the Company’s convertible notes.

Other income (expense): Other expense of $9.7 million for 9M/26 decreased from an income of $16.9 million for 9M/25. The changes in other income for 9M/26, were primarily driven by an unrealized loss in marketable securities of $5.1 million, a $19.6 million decrease from an unrealized gain of $14.5 million in 9M/25. Other factors include a $4.8 million increase in foreign currency loss and a $1.1 million increase in loss from the fair value revaluation on the contingent shares owed to a related party in connection with the Canadian Gold Corp. acquisition.

Income and mining tax recovery:  Income and mining tax expense was $9.0 million for the nine months ended September 30, 2026, compared with a recovery of $3.5 million in the prior-year period. The increase in tax expense was primarily attributable to $3.0 million of dividend withholding tax in Argentina, a $5.4 million deferred tax expense related to the reversal of a previously recognized deferred tax asset, and a $4.0 million net deferred tax expense primarily related to the recognition of an outside basis difference on the Company’s investment in Minera Santa Cruz. These amounts were partially offset by $3.4 million of tax recoveries, primarily related to the amortization of the flow-through share premium and deferred tax recoveries at Canadian Gold Corp., as well as other current and deferred tax amounts recognized across the Company’s operating jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and restricted cash balance decreased by $4.0 million during 9M/26, from $55.3 million as at December 31, 2025, to $51.3 million as at September 30, 2026.

Cash provided by operating activities of $28.5 million during 9M/26 reflects the net income of $6.3 million for the period and $58.3 million in dividends received from MSC, adjusted for non-cash impacts, including net income from equity method investments of $40.9 million, depreciation, amortization, and depletion of $22.3 million, unrealized loss on marketable securities of $5.0 million, flow-through premium amortization of $2.1 million, loss on consideration payable of $2.4 million, a deferred income and mining tax expense of $7.3 million, and $31.8 million in other and changes in non-cash working capital. Further details are provided in the Consolidated Statements of Cash Flows.

Cash used in investing activities of $49.7 million during 9M/26 primarily consisted of payments made to acquiring mineral property interests, plant and equipment of $57.4 million, net cash inflow of $6.1 million from loan activity, including a $7.5 million advance and a $13.6 million of proceeds from relinquishment, and cash provided by other investing activities of $1.7 million.

Cash provided by financing activities of $17.0 million during 9M/26 consisted of $14.8 million proceeds from issuance of flow through common shares and $3.0 million proceeds from exercise of stock options and warrants, partially offset by a $0.9 million repayment of finance lease obligations.

Working capital as at September 30, 2026, was $25.6 million, a $18.5 million decrease from $44.1 million as at December 31, 2025. The decrease in working capital was primarily driven by a $1.9 million decrease in cash and cash equivalents, a $10.7 million decrease in marketable securities, a $9.0 million increase in current-portion of long term debt, a $3.8 million increase in accounts payable and accrued liabilities, partially offset by a $2.5 million increase in inventories, a $2.8 million increase in receivables and a $1.1 million decrease in tax liabilities.

As of September 30, 2026, our material cash requirements consisted primarily of reclamation, lease, and property holding obligations of approximately $8.1 million over the next twelve months. We expect to fund these cash requirements through a combination of cash and cash equivalents on hand, cash generated from operating activities, and, if necessary, available borrowings under existing financing arrangements. The primary purposes of these expenditures and commitments are to support ongoing operations, fund growth initiatives, satisfy contractual obligations, and meet general working capital requirements.

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

Gold Bar Mine Complex

The following table summarizes the operating and financial results for the Gold Bar Mine for the three and nine months ended September 30, 2026, and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Operating Results
Mined mineralized material (kt)	490	442	1,441	1,280
Average grade (g/t Au)	0.50	0.47	0.64	0.76
Stacked mineralized material (kt)	465	430	1,424	1,299
Average grade (g/t Au)	0.49	0.44	0.73	0.74
Gold ounces:
Produced	6,213	8,190	19,935	24,281
Sold	5,965	8,538	19,708	24,823
Silver ounces:
Produced	125	80	358	353
Sold	236	472	306	472
GEOs:
Produced	6,215	8,191	19,941	24,285
Sold	5,969	8,543	19,713	24,828
Revenue from gold and silver sales ($000s)	$24,977	$29,427	$88,709	$79,340
Cash costs (1) ($000s)	$19,387	$21,701	$54,637	$44,815
Cash costs per ounce ($/GEO sold) (1)	$3,248	$2,540	$2,772	$1,805
All‑in sustaining costs (1) ($000s)	$21,012	$24,363	$58,645	$56,749
AISC per ounce ($/GEO sold) (1)	$3,520	$2,852	$2,975	$2,286
Gold : Silver ratio	68 : 1	88 : 1	62 : 1	92 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

2026 compared to 2025

The Gold Bar Mine produced 6,215 GEOs in Q3/26, primarily from the Pick III deposit, representing a 24% decrease from the 8,191 GEOs produced in Q3/25 (9M/26 and 9M/25 – 19,941 GEOs and 24,285 GEOs, respectively). The decrease in Q3/26 production primarily reflected lower recoveries due to higher carbonaceous material, despite an 8% increase in tonnes stacked as compared to Q3/25. For 9M/26, the decrease in production compared to 9M/25 also reflected operational challenges experienced during Q2/26, including a one-month shutdown of the internal laboratory, which constrained ore mining rates and resulted in a greater focus on waste stripping activities. Production was also impacted by complex mining zones containing higher carbonaceous material that did not reconcile with the mine model.

Revenue from gold and silver sales was $25.0 million in Q3/26, a 15% decrease from $29.4 million in Q3/25, primarily due to a 30% decrease in GEOs sold as a result of a 24% lower production during the quarter. Revenue for 9M/26 was $88.7 million, compared to $79.3 million for 9M/25, with the increase primarily attributable to a higher average realized price of $4,514 per GEO, compared to $3,218 per GEO in 9M/25.

Production costs applicable to sales were $19.4 million in Q3/26, a decrease of $2.3 million from $21.7 million in Q3/25. The decrease was primarily attributable to lower contractor costs due to shorter haul distances and lower processing costs resulting from fewer tonnes processed during the quarter, partially offset by higher fuel consumption and related costs, increased ore control drilling costs, and an unfavorable inventory movement resulting from the timing of finished goods sales. For 9M/26, production costs applicable to sales were $54.6 million, an increase of $9.8 million compared to $44.8 million in 9M/25. In addition to the factors impacting Q3/26, the year-to-date increase reflected higher assay costs and temporary building and generator rental expenses incurred in connection with the laboratory shutdown during the prior quarter.

Cash costs and AISC per GEO sold in Q3/26 were $3,248 and $3,520 respectively, compared to $2,540 and $2,852 in Q3/25, respectively. The increase in cash costs, and the corresponding increase in AISC, was primarily attributable to a 24% decrease in GEOs produced and fewer GEOs sold, resulting in costs being allocated over fewer ounces, partially offset by a favorable build in heap leach inventory.

Exploration Activities

During Q3 2026, exploration activities at the Eureka Project focused on the Windfall and Lookout Mountain deposits in Nevada, including ongoing land management and claim survey programs to further define property boundaries. In July 2026, the Company filed an updated reserve and resource estimate for both deposits, effective May 4, 2026. The estimate reported indicated mineral resources of 629,800 oz of gold and inferred mineral resources of 262,000 oz of gold. At Lookout Mountain, indicated resources totaled 402,300 oz of gold (19.6 million tonnes grading 0.64 g/t Au) and inferred resources totaled 134,200 oz of gold (7.29 million tonnes grading 0.57 g/t Au). At Windfall, indicated resources totaled 227,500 oz of gold (9.4 million tonnes grading 0.75 g/t Au) and inferred resources totaled 127,800 oz of gold (2.6 million tonnes grading 1.53 g/t Au). Approximately 89% of Lookout Mountain's contained gold ounces and 100% of Windfall's contained gold ounces occur within oxide mineralization, which is considered potentially amenable to heap-leach processing.

Exploration drilling continued to support the potential for resource growth across the Eureka Project. During the quarter, two rigs advanced the Pick infill program, and drilling returned to Eureka in late September to continue resource conversion and expansion drilling. Exploration activities are expected to increasingly focus on targets outside of known resources within the Eureka Project area to evaluate opportunities for additional resource growth. Updated seismic results were also received for Twin Peaks at north Tonkin.

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

Fox Complex

The following table summarizes the operating and financial results for the Fox Complex for the three and nine months ended September 30, 2026, and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Operating Results
Mined mineralized material (kt)	66	86	190	223
Average grade (g/t Au)	2.65	2.72	3.75	2.82
Processed mineralized material (kt)	72	80	205	221
Average grade (g/t Au)	2.62	2.75	3.78	2.83
Gold ounces:
Produced	4,413	6,377	17,152	17,311
Sold, excluding stream	4,000	5,800	15,605	16,250
Sold, stream	290	525	1,389	1,387
Sold, including stream	4,290	6,325	16,994	17,636
Silver ounces:
Produced	958	826	3,708	2,113
Sold	637	—	3,780	46
GEOs:
Produced	4,427	6,386	17,212	17,334
Sold, excluding stream	4,009	5,800	15,667	16,250
Sold	4,299	6,325	17,056	17,636
Revenue from gold and silver sales ($000s)	$16,939	$20,780	$71,122	$53,263
Cash costs (1) ($000s)	$12,513	$13,485	$41,456	$37,709
Cash costs per ounce ($/GEO sold) (1)	$2,911	$2,132	$2,349	$2,138
All‑in sustaining costs (1) ($000s)	$16,016	$14,879	$51,247	$43,615
AISC per ounce ($/GEO sold) (1)	$3,725	$2,352	$3,107	$2,473
Gold : Silver ratio	68 : 1	88 : 1	62 : 1	92 : 1

(1)	This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

Stock Project

During Q3/26, the Company invested $12.2 million in the Stock project with $35.2 million invested for 9M/26. Development during the quarter included the completion of key ventilation, heating, electrical and other underground infrastructure, while development of the Stock East and West areas, dewatering activities and the transition of personnel from Froome to Stock continued. For 9M/26, investment primarily reflected the continued advancement of underground mine development and supporting infrastructure as the Stock project progresses toward commercial production by mid-2027.

2026 compared to 2025

Fox Complex produced 4,427 GEOs from the Froome Mine in Q3/26, representing a 31% decrease from the 6,386 GEOs produced in Q3/25 (9M/26 and 9M/25: 17,212 GEOs and 17,334 GEOs, respectively). The decrease was primarily attributable to a 5% decrease in processed grades and a 10% decrease in processed tonnage during the quarter, as operations continued the transition from Froome to Stock. During Q3/26, planned development at Froome was substantially completed and personnel and equipment began transitioning to Stock to support ongoing mine development. Production at Froome is expected to continue during the transition period.

Revenue from gold sales was $16.9 million in Q3/26, compared to $20.8 million in Q3/25, with the decrease primarily attributable to a 32% decrease in GEOs sold, partially offset by higher realized gold prices during the quarter. Revenue for 9M/26 was $71.1 million, compared to $53.3 million for 9M/25, with the increase primarily attributable to a higher average realized price of $4,514 per GEO, compared to $3,218 per GEO in 9M/25, partially offsetting the decrease in GEOs sold.

Production costs applicable to sales were $12.5 million in Q3/26, compared to $13.5 million in Q3/25. The decrease primarily reflected lower mining costs, including lower labour, materials and contractor costs associated with the timing of operating development at Stock, partially offset by higher processing costs associated with increased mill throughput and maintenance activities. For 9M/26, production costs applicable to sales were $41.5 million, an increase of $3.7 million compared to 9M/25, reflecting higher production costs incurred throughout the year as mining and processing activities progressed.

Cash costs and AISC per GEO sold were $2,911 and $3,725 in Q3/26, respectively, compared to $2,132 and $2,352 in Q3/25. The 37% increase in cash costs per GEO sold was primarily attributable to a 32% decrease in GEOs sold during the quarter, resulting in production costs being absorbed over fewer ounces. The increase in AISC per GEO sold was further impacted by higher sustaining capital expenditures, including a $3.3 million increase in sustaining mine development costs at Froome West.

Exploration Activities

In June 2026, a PFS for the Grey Fox Project was released which demonstrates the potential to extend the Fox Complex mine life by approximately 15 years to 2041. The study indicates Grey Fox contributing average annual production of approximately 43,000 gold ounces from 2028 to 2035 and becoming the sole source of production from 2035 to 2040, averaging approximately 87,000 gold ounces per year. Initial capital expenditures are estimated at $181 million and are expected to be primarily funded through existing treasury balances and operating cash flow, with expenditures phased between 2026 and 2029. The assessment also indicates additional mine life extension potential, as current mine reserves represent approximately 40% of the existing resource base and significant exploration upside remains.

During Q3/26, the Company incurred $2.7 million in exploration expenditures as drilling activities continued across the Fox Complex. Four drill rigs were active during Q3/26, with Major Drilling and Black Diamond Drilling advancing the various exploration programs. Further, during Q3/26, 25,886 feet (7,884 meters) had been drilled, with exploration activities continuing through the remainder of the year. The exploration programs remain focused on advancing high-priority drilling targets at Grey Fox including at the Gibson and Whiskey Jack zones.

Tartan Mine Project

The Tartan Mine Project is located in Flin Flon, Manitoba and was acquired as part of our Canadian Gold acquisition completed on January 5, 2026.

During Q3/26, a total of $3.1 million (9M/26 - $6.3 million) was incurred at the Tartan Mine Project to advance drilling, permitting, and metallurgical testing to optimize both process plant designs and underground mine plans, and engineering studies. The same factors which contributed to the 9M/26 expenditures are expected to continue for the remainder of the year. Further, a technical report summary was published in Q2/26 highlighting an estimated 308,900 ounces of indicated gold resources and 302,700 ounces of inferred gold resources.

As per the technical report, a second diamond drill was added to support exploration and infill drilling aimed at expanding the resource and upgrading inferred resources to indicated, for mine planning purposes. Results included significant assays from the deepest holes drilled to date in the West and South Zones, demonstrating mineralization at depth as well as the discovery of the Central zone. Infill drilling  and expansion of the main high-grade shoot also increased resource confidence and highlighted further growth potential. It is expected that an updated Mineral Resource Estimate be produced with the year 2026 results in Q1 2027.

Mexico Segment

The Mexico segment consists of El Gallo, located in Sinaloa state.

El Gallo HLM

We have reached a construction decision for the Phase 1 heap leach material reprocessing project contemplated in our Feasibility Study (previously described as the Fenix project). In December 2025, the Company was granted the extension of its Environmental Impact Assessment (Manifestación de Impacto Ambiental) from the Mexican government. The Company is currently proceeding with the final detailed engineering plan for the mill, which has been purchased and is onsite. The earth works at the mill began in September 2026 and we anticipate beginning construction late-2026, with production commencing late-2027.

Phase 1 is expected to produce for 10 years, producing approximately 20,000 GEOs annually once commercial production is achieved. Production will come from the reprocessing of the material currently on the leach pad, through a ball mill with an operating plan optimized for cash flow and recovery. Remaining capital costs to complete construction are estimated at $35 million. Since the material that will be processed has been previously leached, there will be no significant development or exploration costs anticipated.

Minera Santa Cruz Segment, Argentina

The Minera Santa Cruz Segment consists of a 49% interest in the San José mine, located in Santa Cruz, Argentina. Hochschild is the majority owner and operator of the San José mine.

The following table sets out certain operating results for the San José mine for the three and nine months ended September 30, 2026 and 2025 on a 100% basis:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Operating Results
San José Mine—100% basis
Mined mineralized material (kt)	173	173	549	490
Average grade mined (g/t)
Gold	2.58	2.40	3.09	3.70
Silver	86	129	145	191
Processed mineralized material (kt)	169	184	536	519
Average grade processed (g/t)
Gold	3.4	3.9	3.7	3.7
Silver	123	191	145	185
Average recovery (%):
Gold	85.9	85.0	86.1	82.2
Silver	82.5	84.4	83.8	83.1
Gold ounces:
Produced	15,980	19,681	54,546	52,484
Sold	13,018	14,601	51,201	46,776
Silver ounces:
Produced	549,027	958,672	2,106,850	2,615,807
Sold	444,081	717,038	2,010,045	2,341,539
GEOs:
Produced	24,054	30,583	88,546	80,874
Sold	19,549	22,788	83,833	72,295
Revenue from gold and silver sales ($000s)	$89,355	$91,723	408,577	$258,511
Average realized price(1):
Gold ($/Au oz)	$4,354	$3,806	$4,657	$3,411
Silver ($/Ag oz)	$64.04	$43.28	$75.69	$37.00
Cash costs (1) ($000s)	$57,003	$50,053	$211,694	$170,244
Cash costs per ounce sold ($/GEO) (1)	$2,916	$2,196	$2,525	$2,355
All‑in sustaining costs (1) ($000s)	$66,735	$63,146	$246,996	$208,296
AISC per ounce sold ($/GEO) (1)	$3,414	$2,771	$2,946	$2,881
Gold : Silver ratio	68 : 1	88 : 1	62 : 1	92 : 1

(1) This is a Non-GAAP financial performance measure. See “Non-GAAP Financial Performance Measures” beginning on page 47.

The analysis below compares the operating and financial results of MSC on a 100% basis.

Q3/26 compared to Q3/25

On a 100% basis, the San José mine produced 24,054 GEOs in Q3/26, compared to 30,583 GEOs in Q3/25. The 21% decrease in Q3/26 primarily reflected an 8% decrease in processed mineralized material and lower recoveries due to operational challenges experienced during the winter season, including difficulties processing high-clay ore.

Revenue from gold and silver sales was $89.4 million in Q3/26, compared to $91.7 million in Q3/25. The 3% decrease was primarily attributable to a 21% decrease in GEOs produced and 14% decrease in GEOs sold, partially offset by higher realized metal prices, with average realized gold and silver prices increasing by 20% and 55%, respectively.

Production costs applicable to sales were $57.0 million in Q3/26, compared to $50.1 million in Q3/25. The increase primarily reflected inflationary pressures and the relative strength of the Argentine peso against the U.S. dollar, together with higher operating costs associated with challenging winter conditions and lower operating efficiencies during the quarter.

Cash costs and AISC per GEO sold increased to $2,916 and $3,414 in Q3/26, respectively, from $2,196 and $2,771 in Q3/25. The increase primarily reflected 23% higher production costs driven by Argentine inflation and the relative strength of the peso against the U.S. dollar, as well as a 21% decrease in GEO production reflecting lower throughput and recoveries due to challenging winter conditions, high moisture levels and difficulties processing high-clay ore.

Investment in MSC

Our 49% attributable share of operations from our investment in MSC in Q3/26 resulted in income of $4.5 million, compared to income of $3.5 million in Q3/25. Despite the challenging macroeconomic environment, favorable metal prices continued to support MSC's financial performance and liquidity. As at September 30, 2026, MSC reported working capital of $181.4 million, remaining comparable to $182.8 million as at December 31, 2025.

MSC Dividend Distribution (49%)

We received $58.3 million in dividends from MSC in 9M/26, compared to $2.2 million in 9M/25.

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

Los Azules, San Juan, Argentina

As of September 30, 2026, we owned a 46.3% interest in McEwen Copper Inc. (“McEwen Copper”), which owns the Los Azules copper project in San Juan, Argentina and the Elder Creek exploration project in Nevada, USA. As of September 30, 2026 our investment in McEwen Copper was $262.1 million.

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

Quarterly Progress

As of September 30, 2026, approximately 78% of planned design and development deliverables for the FID work program had been completed, compared with approximately 27% at June 30, 2026. Engineering for FID continues to progress as planned; the change in the expected completion of the FID work program described below reflects site access conditions and the project financing timeline.

McEwen Copper previously expected to complete the FID work program in Q4/26 and now expects completion in H1/27, reflecting delays to site activities from the heavy snow season and alignment with the project financing process, for which Société Générale is acting as sole financial advisor. A final investment decision and completion of project financing remain targeted for H1/27, subject to completion of the FID work program, securing project financing and customary approvals. Construction is expected to commence following a final investment decision, with commercial copper cathode production targeted for 2030. In the interim, McEwen Copper continues to advance engineering and early works, including the access road and camp, funded by its term loan.

Key project advancement activities during the period included:

●	Engineering and mine planning: McEwen Copper continued to advance FID engineering, including an updated mine plan incorporating revised geotechnical design criteria and costs. Advanced engineering progressed on key process packages, including SX/EW, the sulfuric acid plant and crushing systems, while detailed engineering for the Phase 1 leach pad and site water management facilities was completed.
●	Contracting and power: Evaluation of mining fleet, maintenance and EPCM tenders progressed, together with assessment of power supply alternatives. Power supply proposals are expected in Q4/26 and will incorporate the requirements of Argentina’s new Extra-Trend Demand Regime (XDEM).
●	Access road and early works: Development of the permanent access road continued, including tendering and permitting activities for Sections 1 and 2 and preparatory work for Section 3. Main works on Section 2 are expected to begin in December 2026, with Section 3 targeted to commence in Q2/27.
●	Permitting: Permitting activities advanced, including approvals related to camp operations, access road works and the Los Patos bridge, as well as environmental approval for the electrical interconnection route contemplated in the 2025 Feasibility Study

Technical and Field Work

The project experienced one of the heaviest snow seasons in more than two decades, affecting the site and much of the current access road. Reopening of the roads and camps is expected to delay site activities by up to four months compared with a normal season that would typically start in November. Snowmelt and rain in the fourth quarter of 2026 may cause further disruption.

The 2025-2026 field campaign was completed in H1/26, comprising 5,643 meters of geotechnical, condemnation and hydrogeological drilling. Geotechnical results supported further optimization of the open pit design, while condemnation drilling confirmed the planned location of the North-East rock storage facility. Planning was completed for more than 8,000 meters of drilling and field work for the 2026-2027 campaign, which is now expected to commence in Q1/27. The program will focus on additional condemnation, infill and geotechnical drilling to support resource conversion, project infrastructure planning and detailed engineering.

Growth Potential and District Exploration

Mineralization at Los Azules remains open in several areas around the pit and at depth beyond the current mine design. Geotechnical holes drilled to support the mine design were also sampled and assayed. Those assays will be included in a future resource update.

●	Mapping and chip sampling continued at Porfido Norte, Tango and Mercedes to evaluate exploration targets outside the current design pit.
●	At La Ballena, the western corridor hosts an open mineralized trend extending more than 700 meters. Historical drilling included 618.5 meters grading 0.51% copper, while recent geotechnical drilling returned 116 meters grading 0.366% copper, including 18 meters at 0.689% copper, supporting the resource block model. Along the eastern corridor, drilling also identified copper mineralization below the current design pit floor, including 28 meters grading 0.403% copper.
●	At the Franca target, immediately north of the deposit, previously reported drilling intersected 1,052 meters grading 0.29% copper, including 480 meters at 0.42% copper, supporting continuity of the mineralized system toward the northeast.
●	At the southern pit extension target, drilling intersected 70 meters grading 0.31% copper, while the Austral target continues to show geophysical responses comparable to La Ballena along the same structural corridor.

These results highlight the potential to expand the current pit and add resources adjacent to the existing deposit. Any expansion would require additional drilling and study; the completed Feasibility Study remains the basis for the project’s development. Drill intercepts have been reported as-drilled lengths; true widths have not been determined. Additional exploration work is planned to continue to investigate and develop additional targets within or adjacent to the Los Azules property.

While not included in the Feasibility Study base case, the application of Nuton® leaching technology, or construction of a conventional concentrator, could potentially be used to process the project’s primary sulfide mineralization and extend the mine life. The technical report summary includes only a preliminary economic evaluation of the concentrator alternative, which includes Inferred Mineral Resources, and describes Nuton® technology as an opportunity. There is no certainty that either alternative will be economically viable. Metallurgical testing and mine planning have started in anticipation of a pre-feasibility study expected to begin in 2027 for the expansion case beyond the Feasibility Study. Combined with potential future exploration success, these opportunities could extend the operating life of Los Azules; however, there can be no assurance that this potential will be realized.

Stakeholder Engagement and Financing

McEwen Copper continued engagement with local communities, government stakeholders, suppliers, and industry participants in connection with project readiness and its social licence to operate. Activities included community education initiatives, regional supplier engagement, and participation in mining sector forums.

Financing activities continued during the period, with Société Générale appointed as the exclusive financial advisor for the project’s debt financing process and preparations initiated for a potential initial public offering.

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

Liquidity Update

As at September 30, 2026, McEwen Copper had $157.8 million in cash and cash equivalents and a working capital of $138.9 million.

In February 2026, MCI entered into a $59.6 million loan facility with various lenders, bearing interest at 12% per annum and maturing in February 2030. In connection with the financing, lenders received warrants to acquire MCI common shares. The facility was subsequently amended in April and August 2026 to include additional lenders and the total commitments increased to $240.0 million. The additional borrowings under the April and August amendments mature in April 2030 and August 2030, respectively.  In connection with the loan facility, the Company issued one warrant for each $1,000 advanced.  Each warrant entitles the holder to purchase 15 common shares at an exercise price of $40.00 per share, for a period of five years from the date of issuance.  The warrants are separate from the loan and remain outstanding regardless of repayment of the loan. As of September 30, 2026, a total of 3.6 million warrants had been issued and outstanding in connection with the facility.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measure, production costs applicable to sales:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$19,387	$12,513	$31,900	$54,637	$41,456	$96,093
Less: costs of externally sourced material processed	—	—	—	—	(2,722)	(2,722)
Production costs applicable to sales (100% owned)	19,387	12,513	31,900	54,637	38,734	93,371
In‑mine exploration	432	—	432	563	—	563
Capitalized mine development (sustaining)	—	3,360	3,360	—	12,300	12,300
Capital expenditures on plant and equipment (sustaining)	1,193	—	1,193	3,445	—	3,445
Sustaining leases	—	143	143	—	214	214
All‑in sustaining costs	$21,012	$16,016	$37,028	$58,645	$51,247	$109,893
Ounces sold, including stream (GEO)	5,969	4,299	10,268	19,713	17,056	36,769
Less: ounces from externally sourced material processed (GEO)	—	—	—	—	(564)	(564)
Ounces sold from own production, including stream (GEO)	5,969	4,299	10,268	19,713	16,492	36,205
Cash cost per ounce sold ($/GEO)	$3,248	$2,911	$3,107	$2,772	$2,349	$2,579
AISC per ounce sold ($/GEO)	$3,520	$3,725	$3,606	$2,975	$3,107	$3,035

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Gold Bar	Fox Complex	Total	Gold Bar	Fox Complex	Total

	(in thousands, except per ounce)			(in thousands, except per ounce)
Production costs applicable to sales (100% owned) - cash costs	$21,701	$13,485	$35,186	$44,815	$37,709	$82,524
In‑mine exploration	94	—	94	212	—	212
Capitalized underground mine development (sustaining)	—	1,248	1,248	7,597	5,725	13,322
Capital expenditures on plant and equipment (sustaining)	2,557	—	2,557	4,092	—	4,092
Sustaining leases	11	146	157	33	181	214
All‑in sustaining costs	$24,363	$14,879	$39,242	$56,749	$43,615	$100,364
Ounces sold, including stream (GEO)	8,543	6,325	14,869	24,828	17,636	42,464
Cash cost per ounce sold ($/GEO)	$2,540	$2,132	$2,366	$1,805	$2,138	$1,943
AISC per ounce sold ($/GEO)	$2,852	$2,352	$2,639	$2,286	$2,473	$2,364

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

San José mine cash costs (100% basis)	(in thousands, except per ounce)
Production costs applicable to sales - cash costs	$57,003	$50,053	$211,694	$170,244
Site exploration expenses	3,599	1,922	13,657	5,213
Capitalized underground mine development (sustaining)	5,106	8,186	16,180	26,033
Less: Depreciation	(530)	(638)	(570)	(1,991)
Capital expenditures (sustaining)	1,557	3,623	6,035	8,797
All‑in sustaining costs	$66,735	$63,146	$246,996	$208,296
Ounces sold (GEO)	19,549	22,788	83,833	72,295
Cash cost per ounce sold ($/GEO)	$2,916	$2,196	$2,525	$2,355
AISC per ounce sold ($/GEO)	$3,414	$2,771	$2,946	$2,881

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

The following tables present a reconciliation of Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income (loss)	$(36,655)	$(462)	$6,330	$(3,692)
Less:
Depreciation and depletion	7,066	7,643	22,330	20,667
Loss from investment in Paragon Advanced Labs Inc. (Note 9)	650	—	1,710	—
Loss from investment in McEwen Copper Inc. (Note 9)	4,550	4,275	12,058	19,831
Interest (income) expense	574	1,628	2,585	4,660
Income and mining tax (expense) recovery	12,965	(1,269)	8,975	(3,459)
Adjusted EBITDA	$(10,850)	$11,815	$53,989	$38,007

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

The following tables reconcile average realized prices to the most directly comparable U.S. GAAP measure, which is revenue from gold and silver sales.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Average realized price - 100% owned	(in thousands, except per ounce)
Revenue from gold and silver sales	$43,640	$50,534	$176,923	$132,930
Less: revenue from gold sales, stream	473	322	865	525
Revenue from gold and silver sales, excluding stream	$43,167	$50,212	$176,058	$132,405
GEOs sold	10,689	14,968	40,389	42,563
Less: gold ounces sold, stream	290	525	1,389	1,422
GEOs sold, excluding stream	10,399	14,443	39,000	41,141
Average realized price per GEO sold, excluding stream	$4,151	$3,477	$4,514	$3,218

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Average realized price - San José mine (100% basis)	(in thousands, except per ounce)
Gold sales	$59,509	$58,856	$249,461	$167,795
Silver sales	29,846	32,867	159,116	90,716
Gold and silver sales	$89,355	$91,723	$408,577	$258,511
Less: commercial discounts	(4,216)	(5,120)	(17,971)	(12,757)
Revenue from gold and silver sales, excluding commercial discounts	85,139	86,603	390,606	245,754
Gold ounces sold	13,018	14,601	51,201	46,776
Silver ounces sold	444,081	717,038	2,010,045	2,341,539
GEOs sold	19,549	22,788	83,833	72,295
Average realized price per gold ounce sold	$4,354	$3,806	$4,657	$3,411
Average realized price per silver ounce sold	$64.04	$43.28	$75.69	$37.00
Average realized price per GEO sold	$4,354	$3,800	$4,659	$3,399

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

Further, our participation in the joint venture with Hochschild for the 49.0% interest held at MSC and our 46.3% ownership in McEwen Copper as of September 30, 2026, creates additional risks because, among other things, we do not exercise decision-making power over the day-to-day activities at MSC or McEwen Copper; however, implications from our partner’s decisions may result in us having to provide additional funding to MSC or McEwen Copper, or result in a further decrease in our percentage of ownership.

Foreign Currency Risk

The Company is exposed to foreign currency risks directly through exposure to the Mexican peso and Canadian dollar, and indirectly through exposure to the Argentine peso through our investments in MSC and McEwen Copper.

During the three months ended September 30, 2026, the Mexican peso and Argentine peso depreciated by 3.4% and 2.3%, respectively, while the Canadian dollar appreciated by 0.1% against the U.S. dollar. In the same period of 2025, the Mexican peso appreciated by 2.4%, while the Canadian dollar and Argentine peso depreciated by 1.9% and 13.5%  respectively.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We hold portions of our cash reserves in non-U.S. dollar currencies.

Our Canadian dollar and Mexican peso cash balances were $1.0 million (CAD $1.4 million) and $0.8 million (MXN $13.9 million), respectively, as at September 30, 2026. The effect that a 1.0% change in these respective currencies would result in gains/losses that are immaterial for disclosure. We have not utilized material market risk-sensitive instruments to manage our exposure to the Canadian dollar and Mexican peso exchange rates but may do so in the future.

Equity Price Risk

We have invested and may continue to invest in shares of common stock of other entities in the mining sector. Some of our investments may be highly volatile and lack liquidity caused by lower trading volumes. As a result, we are inherently exposed to fluctuations in the fair value of our investments, which may result in gains or losses upon their valuation. Based on the marketable securities balance of $10.4 million as at September 30, 2026, a 1.0% change in fair value would result in a gain or loss of approximately $0.1 million.

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

Commodity Price Risk

We produce and sell gold and silver. Changes in the market price of gold and silver have and will in the future significantly affect the results of our operations and cash flows. Changes in the price of gold and silver could materially affect our revenues. Based on our revenues from gold and silver sales of $43.6 million for the three months ended September 30, 2026, a 10% change in the price of gold and silver would have had an impact of approximately $4.4 million on our revenues. Changes in the price of gold and silver can also affect the provisionally priced sales that we make under sales agreements. At September 30, 2026, we had no gold or silver sales subject to provisional pricing at our 100% owned operations.

We have in the past and may in the future hold a portion of our treasury in gold and silver bullion, where the value is recorded at the lower of cost or market. Gold and silver prices will affect the value of any bullion that we hold in treasury.

We do not hedge any of our sales and are therefore subject to all changes in commodity prices.

Credit Risk

We may be exposed to credit loss through our precious metals and doré sales agreements with financial institutions and refineries if these customers are unable to make payment in accordance with the terms of the agreements. However, based on the history and the financial condition of our counterparties, we do not anticipate that any of our customers will default on their obligations. As of September 30, 2026, we do not believe we have any significant credit exposure associated with precious metals and our doré sales agreements.

In Nevada and Ontario, Canada we are required to provide security to cover our projected reclamation costs. As at September 30, 2026, we have surety bonds of $51.8 million in place to satisfy bonding requirements for this purpose. The bonds have an annual fee of 2.2% of their value and require a deposit of 2.2% of the amount of the bond. Although we do not believe we have any significant credit exposure associated with these bonds or the deposit, we are exposed to the risk that the surety may default in returning our deposit or that the surety bonds may no longer be accepted by the governmental agencies as satisfactory reclamation coverage, in which case we would be required to replace the surety bonding with cash.

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

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales of equity securities effected by the Company or a subsidiary thereof during the quarter ended September 30, 2026, and through the date of filing of this report were previously reported in reports the Company has filed with the SEC.

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

The operations of our Gold Bar Mine Complex are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our projects and mine on a regular basis and may issue citations and orders when it believes a violation has occurred under the Mine Act. While we assign most of the mining operations at the Gold Bar mine to an independent contractor, we may be considered an “operator” for purposes of the Mine Act and may be issued notices or citations if MSHA believes that we are responsible for violations.

We are required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 filed with this report.

Item 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2026, there was no information required to be disclosed on Form 8-K that was not previously reported.

(b)	During the quarter ended September 30, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

(c)	During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report:

3.1.1

Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 20, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1.1, File No. 001-33190).

3.1.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on January 24, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2012, Exhibit 3.1.2, File No. 001-33190).

3.1.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 30, 2021, Exhibit 3.1, File No. 001-33190).

3.1.4

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on July 25, 2022 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 28, 2022, Exhibit 3.1, File No. 001-33190).

3.1.5

Articles of Amendment to the Second Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on June 30, 2023 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 3, 2023, Exhibit 3.1, File No. 001-33190).

3.1.6*	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Company as filed with the Colorado Secretary of State on July 7, 2025.
3.2*	Amended and Restated Bylaws of the Company.
23.1*	Consent of Michael C. Bauman
23.2*	Consent of Barry Carlson
23.3*	Consent of Gary Edmondo
23.4*	Consent of Robert Kastelic
23.5*	Consent of Carson Cybolsky
23.6*	Consent of Daniel Weich Morrison
23.7*	Consent of Gerd M. Wiatzka
23.8*	Consent of Mark Hatton
23.9*	Consent of Sean Bradley Farrell
23.10*	Consent of William Luke Willis
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Robert R. McEwen, Chief Executive Officer.
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 for Perry Ing, Chief Financial Officer.
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
95*	Mine safety disclosure.
99*	S-K 1300 Initial Assessment Technical Report Summary for the Lookout Mountain and Windfall Deposits, Nevada, dated as of November 9, 2026.
99.1*	S-K 1300 Technical Report Summary for the Grey Fox Project Pre-Feasibility Study, dated as of November 9, 2026, and effective as of June 8, 2026.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCEWEN INC.

/s/ Robert R. McEwen
Date: November 9, 2026	By: Robert R. McEwen,
Chairman and Chief Executive Officer

/s/ Perry Ing
Date: November 9, 2026	By: Perry Ing,
Interim Chief Financial Officer